Form 10QSB
period 1996-09-30
AMERIVEST PROPERTIES INC
filed 1996-11-14
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1996.

         OR

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from                 to
                                        ---------------    ---------------
         Commission file number 1-14462

                           AmeriVest Properties, Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter.)


             Delaware                                       84-1240264
   ------------------------------                       ------------------
  (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification No.)


7100 Grandview Avenue, Suite 1
Arvada, Colorado                                            80002
-------------------------------                           ---------
                                                         (Zip Code)
                                 (303) 421-1224
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                              -----     -----
As of November 11, 1996 the Registrant had outstanding 1,382,870 shares of common stock, per value $.001.

Transitional Small Business Disclosure Format (check one):
Yes      No   X
   -----    -----

                    AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                                   FORM 10-QSB
                               September 30, 1996



                                Table of Contents
                                -----------------

                                                                    Page No.
Part I

Item 1. Financial Statements
            Balance Sheets as of December 31, 1995 and
               September 30, 1996                                       3
            Statements of Operations for the Three and
               Nine Months Ended September 30, 1996 and 1995            4
            Statements of Cash Flows for the Nine Months Ended
               September 30, 1996 and 1995                              5
            Notes to Financial Statements                               7


Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations            8



Part II

Item 5. Other Information                                               9

Item 6. Exhibits and Reports on Form 8-K                                9

                    AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                            December 31,          September 30,
                                                1995                  1996
                                            ------------          -------------
                                                        (Unaudited)
CURRENT ASSETS
  Cash                                      $     7,177           $     9,441
  Accounts receivable                               386                   500
  Prepaid expenses                               25,658                 1,020
                                            -----------           -----------

   Total Current Assets                          33,221                10,961

REAL ESTATE, PROPERTY & EQUIPMENT (net)       1,282,058             1,251,706

OTHER ASSETS
  Deferred offering costs                       132,648               363,508
  Other                                             268                   182
                                            -----------           -----------
                                                132,916               363,690
                                            -----------           -----------
                                            $ 1,448,195           $ 1,626,357
                                            ===========           ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable - trade                  $    64,702          $   154,618
  Note payable - related                        125,000              180,000
  Current portion of long term debt              18,023               18,803
  Property taxes payable                         33,163               24,872
  Accrued interest payable                       11,927               22,888
  Security deposits                              15,771               15,771
                                            -----------          -----------

   Total Current Liabilities                    268,586              416,952
                                            -----------          -----------

LONG-TERM DEBT                                1,178,595            1,164,442
                                            -----------          -----------

COMMITMENTS

REDEEMABLE COMMON STOCK                          97,221               97,221
                                            -----------          -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value
     Authorized - 10,000,000 shares
     Issued and outstanding - 284,000 shares        284                  284
   Capital in excess of par value               509,512              651,504
   Accumulated deficit                         (508,782)            (606,825)
   Redeemable common stock                      (97,221)             (97,221)
                                            -----------          -----------

                                                (96,207)             (52,258)
                                            -----------          -----------

                                            $ 1,448,195          $ 1,626,357
                                            ===========          ===========


                See accompanying notes to financial statements.


                            AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended       Nine Months Ended
                                                     September 30            September 30
                                              ----------------------    ----------------------
                                                 1995         1996         1995        1996
                                              ---------    ---------    ---------    ---------
                                                    (Unaudited)              (Unaudited)

RENTAL REVENUE, net                           $  55,824    $  59,561    $ 166,886    $ 176,986
                                              ---------    ---------    ---------    ---------

OPERATING EXPENSES
   Property operations                            7,941       10,249       24,227       28,977
   General and administrative                    54,150       35,043      124,361      115,346
   Management fee - related                       4,200        4,478       12,600       13,349
   Interest - related                             1,295        4,230        1,295       11,088
               - other                           25,539       25,186       76,908       75,868
   Depreciation and amortization                 10,142       10,143       30,426       30,428
                                              ---------    ---------    ---------    ---------

                                                103,267       89,329      269,817      275,056
                                              ---------    ---------    ---------    ---------

OPERATING (LOSS)                                (47,443)     (29,768)    (102,931)     (98,070)
                                              ---------    ---------    ---------    ---------

OTHER INCOME
  Interest income                                   107            7        1,743           27
                                              ---------    ---------    ---------    ---------

                                                (47,336)     (29,761)    (101,188)     (98,043)
                                              ---------    ---------    ---------    ---------

INCOME APPLICABLE TO PREDECESSOR
  PARTNERSHIP                                      --           --         13,312         --
                                              ---------    ---------    ---------    ---------

NET (LOSS)                                    $ (47,336)   $ (29,761)   $(114,500)   $ (98,043)
                                              =========    =========    =========    =========

NET (LOSS) PER SHARE                          $    (.17)   $    (.10)   $    (.40)   $    (.34)
                                              =========    =========    =========    =========

AVERAGE SHARES OUTSTANDING                      284,000      284,000      284,000      284,000
                                              =========    =========    =========    =========


                                See accompanying notes to financial statements.

                                  AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended
                                                               September 30
                                                ------------------------------------------
                                                      1995                      1996
                                                -----------------         ----------------
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                    $   (101,188)              $   (98,043)
  Adjustments to reconcile net (loss)
      to net cash (used)
      by operating activities
   Depreciation and amortization                       30,426                    30,428
   Changes in assets and liabilities
      Decrease (increase) in receivables               21,499                     (114)
      (Increase) decrease in prepaids                 (2,403)                    24,638
      (Increase) in deferred offering
       costs                                         (93,285)                 (230,860)
      Decrease in related party
        receivables                                    20,881                         -
      Increase in accounts
        payable                                        81,111                    89,215
      (Decrease) increase in accruals                 (4,749)                     3,381
      Other                                            21,317                         -
                                               --------------        ------------------

Net cash (used) by
   operating activities                              (26,391)                 (181,355)
                                               --------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES


                     See accompanying notes to financial statements.


                                                  5


                              AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                Nine Months Ended
                                                                  September 30
                                                   ------------------------------------------
                                                        1995                       1996
                                                   -------------               --------------
                                                                  (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock warrants
      for cash                                      $           -              $      150,000
   Cash paid for offerings                                      -                     (8,008)
   Cash distributed to partners                          (23,000)                           -
   Loan proceeds - related                                 70,000                      55,000
   Payments on long-term debt                            (12,287)                    (13,373)
                                                    -------------              --------------

   Net cash provided by
      financing activities                                 34,713                     183,619
                                                    -------------               -------------

NET INCREASE IN CASH                                        8,322                       2,264

CASH, BEGINNING OF PERIOD                                  46,955                       7,177
                                                    -------------             ---------------

CASH, END OF PERIOD                                  $     55,277              $        9,441
                                                     ============              ==============



                        See accompanying notes to financial statements.




                                            6

                            AMERIVEST PROPERTIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

General
-------

     The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's registration statement on Form SB-2 which became effective with the Securities and Exchange Commission on August 30, 1996. The current interim periods reported herein should be read in conjunction with the Company's registration statement subject to independent audit at the end of the year.

     The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Subsequent Event
----------------

     Subsequent to the period reported, the Company on November 5, 1996 closed its initial public offering. The total number of shares of common stock sold were 1,098,870 and the total number of warrants sold were 549,435. The net proceeds from the offering was $4,931,587. In addition, on October 30, 1996, the Company acquired the five properties identified in its registration statement on Form SB-2, which became effective with the Securities and Exchange Commission on August 30, 1996.

                            AMERIVEST PROPERTIES INC.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.
--------------------------------------------------------------------------------

                              Results Of Operations
                              ---------------------

Nine Months Ended September 30, 1996,  Compared With Nine Months
Ended September 30, 1996.
--------------------------------------------------------------------------------

     The Company's rental income for the nine months ended September 30, 1996 increased approximately 4.9% over the comparable period in 1995. Operating expenses for the period increased 1.9%. The net loss improved over the previous year=s comparable period by $16,500, due primarily to general and administrative expenses being reduced by $9,000 and rental revenue being increased by approximately $10,000. The net loss per share was $.34 as compared to $.40 in the previous year.

     During this period,  the Company's  operations  included only one property;
however, beginning in late October 1996, and thereafter, the Company's operations will include the five properties acquired with the proceeds from the Company's initial public offering.

              Financial Condition, Liquidity And Capital Resources
              ----------------------------------------------------

     The consolidated financial condition of the Company evidenced the following changes from December 31, 1995, to September 30, 1996. Current assets decreased approximately $22,000, primarily due to timing of prepaid expenses. Deferred offering costs increased by $231,000; this increase was attributable to the cost of completing the Company's initial public offering, noted below, on November 5, 1996. Changes in real estate, property and equipment of $30,000 is due to depreciation for the nine month period. Current liabilities increased by approximately $148,000, primarily due to increase in accounts payable of $90,000 and note payable of $55,000. Long-term debt decreased by $14,000.

     On November 5, 1996 the Company closed on its initial public offering. The net proceeds from the offering were $4,931,587. Approximately $3,800,000 was used to acquire the five properties identified in the Company's registration statement on Form SB-2. The remaining funds will be used for working capital and are available for additional acquisitions.

     With the completion of the public offering and the acquisition of the five properties, the contingency regarding the Redeemable Common Stock no longer exists, and Redeemable Common Stock will be reclassified to Stockholders' Equity.

Part II.   Other Information

Item 5.  Other Information
-------  -----------------

     On November 5, 1996 the Registrant closed its initial public offering. The total number of shares of common stock sold was 1,098,870 and the total number of warrants sold was 549,435. The Company received net proceeds from the offering of $4,931,587.

     On October 30, 1996 the Registrant acquired the five properties identified in its registration statement that became effective with Securities and Exchange Commission on August 30, 1996.


Item 6.   Exhibits And Reports On Form 8-K.
          ---------------------------------

    (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:

                   27.   Financial Data Schedule

    (b) During the quarter ended September 30,1996, the Registrant did not file any reports on Form 8-K.






                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities And Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERIVEST PROPERTIES INC.



November 14, 1996
                                      By:  /S/  JAMES F. ETTER
                                         --------------------------------------
                                         James F. Etter, President and
                                         Principal  Financial Officer