Form 10QSB/A
period 1996-09-30
AMERIVEST PROPERTIES INC
filed 1996-12-06
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1996.

         OR

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from          to

         Commission file number 1-14462

                           AmeriVest Properties, Inc.
        -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter.)


            Delaware                                         84-1240264
  -------------------------------                        ------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


7100 Grandview Avenue, Suite 1
Arvada, Colorado                                             80002
------------------------------                              --------
                                                           (Zip Code)
                                 (303) 421-1224
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No
                                                                ---     ---

As of December 2, 1996 the Registrant had outstanding 1,382,870 shares of common stock, per value $.001.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                    AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                                  FORM 10-QSB/A
                               September 30, 1996


                                Table of Contents
                                -----------------
                                                                        Page No.
Part I

Item 1.     Financial Statements
                Balance Sheets as of December 31, 1995 and
                   September 30, 1996                                       3
                Statements of Operations for the Three and
                   Nine Months Ended September 30, 1996 and 1995            4
                Statements of Cash Flows for the Nine Months Ended
                   September 30, 1996 and 1995                              5
                Notes to Financial Statements                               7

            Pro Forma Combined, Condensed Financial Statements
                Balance Sheet as of September 30, 1996                      9
                Statement of Operations Year Ended December 31, 1995       11
                Statement of Operations for the Nine Months
                  Ended September 30, 1996                                 12
                Notes to Pro Forma Combined, Condensed
                  Financial Statements                                     13


Item 2.     Management=s Discussion and Analysis of
                   Financial Condition and Results of Operations           14



Part II

Item 5.     Other Information                                              15

Item 6.     Exhibits and Reports on Form 8-K                               15

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
                                                     ===========    ===========

                 See accompanying notes to financial statements

                              AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months Ended       Nine Months Ended
                                                  September 30             September 30
                                             ---------------------    ----------------------
                                               1995         1996         1995        1996
                                            ---------    ---------    ----------   ---------
                                                 (Unaudited)                (Unaudited)

RENTAL REVENUE, net                         $  55,824    $  59,561    $ 166,886    $ 176,986
                                            ---------    ---------    ---------    ---------

OPERATING EXPENSES
   Property operations                          7,941       10,249       24,227       28,977
   General and administrative                  54,150       35,043      124,361      115,346
   Management fee - related                     4,200        4,478       12,600       13,349
   Interest - related                           1,295        4,230        1,295       11,088
               - other                         25,539       25,186       76,908       75,868
   Depreciation and amortization               10,142       10,143       30,426       30,428
                                            ---------    ---------    ---------    ---------

                                              103,267       89,329      269,817      275,056
                                            ---------    ---------    ---------    ---------

OPERATING (LOSS)                              (47,443)     (29,768)    (102,931)     (98,070)
                                            ---------    ---------    ---------    ---------

OTHER INCOME
  Interest income                                 107            7        1,743           27
                                            ---------    ---------    ---------    ---------

                                              (47,336)     (29,761)    (101,188)     (98,043)
                                            ---------    ---------    ---------    ---------

INCOME APPLICABLE TO PREDECESSOR
  PARTNERSHIP                                    --           --         13,312         --
                                            ---------    ---------    ---------    ---------

NET (LOSS)                                  $ (47,336)   $ (29,761)   $(114,500)   $ (98,043)
                                            =========    =========    =========    =========

NET (LOSS) PER SHARE                        $    (.17)   $    (.10)   $    (.40)   $    (.34)
                                            =========    =========    =========    =========

AVERAGE SHARES OUTSTANDING                    284,000      284,000      284,000      284,000
                                            =========    =========    =========    =========




                                    See accompanying notes to financial statements
                                                                                                 4
                                                        4


                    AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Nine Months Ended
                                                             September 30
                                                        -----------------------
                                                          1995          1996
                                                        ---------     ---------
                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                           $(101,188)     $ (98,043)
  Adjustments to reconcile net (loss)
      to net cash (used)
      by operating activities
   Depreciation and amortization                          30,426         30,428
   Changes in assets and liabilities
      Decrease (increase) in receivables                  21,499           (114)
      (Increase) decrease in prepaids                     (2,403)        24,638
      (Increase) in deferred offering
       costs                                             (93,285)      (230,860)
      Decrease in related party
        receivables                                       20,881           --
      Increase in accounts
        payable                                           81,111         89,215
      (Decrease) increase in accruals                     (4,749)         3,381
      Other                                               21,317           --
                                                       ---------      ---------

Net cash (used) by
   operating activities                                  (26,391)      (181,355)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES




                 See accompanying notes to financialstatements.

                    AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                          Nine Months Ended
                                                            September 30
                                                        1995            1996
                                                     ----------      ----------
                                                            (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock warrants
      for cash                                       $    --          $ 150,000
   Cash paid for offerings                                --             (8,008)
   Cash distributed to partners                        (23,000)            --
   Loan proceeds - related                              70,000           55,000
   Payments on long-term debt                          (12,287)         (13,373)
                                                     ---------        ---------

   Net cash provided by
      financing activities                              34,713          183,619
                                                     ---------        ---------

NET INCREASE IN CASH                                     8,322            2,264

CASH, BEGINNING OF PERIOD                               46,955            7,177
                                                     ---------        ---------

CASH, END OF PERIOD                                  $  55,277        $   9,441
                                                     =========        =========



                 See accompanying notes to financial statements.

                            AMERIVEST PROPERTIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

General
-------

     The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company=s registration statement on Form SB-2 which became effective with the Securities and Exchange Commission on August 30, 1996. The current interim periods reported herein should be read in conjunction with the Company=s registration statement subject to independent audit at the end of the year.

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

                    AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                 AND THE REAL ESTATE COMPANIES TO BE ACQUIRED BY
                            AMERIVEST PROPERTIES INC.

               PRO FORMA COMBINED, CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     The accompanying pro forma financial statements give effect to the acquisition agreements between AmeriVest Properties Inc. and its wholly owned subsidiary, AmeriVest Broadway Properties, Inc., (ABP) (collectively "AmeriVest") and Consolidated American Properties, Ltd., the parent of Giltedge Office Building, Inc. (GBI) and Consolidated Storage Properties, Inc. (CSP), accounted for as purchases; the completion of the offering of 1,098,870 shares of common stock and 549,435 redeemable common stock purchase warrants; and AmeriVest's qualification as a REIT. AmeriVest has received the opinion of special tax counsel that it has been organized in conformity with the requirements for qualification as a REIT. AmeriVest intends to fulfill all requirements to qualify and operate as a REIT.

     The accompanying pro forma combined condensed balance sheet combines the balance sheets of AmeriVest as of September 30, 1996 with GBI and CSP as of September 30, 1996.

     The pro forma combined condensed statement of operations for the year ended December 31, 1995, and nine months ended September 30, 1996, combines the statements of operations of AmeriVest, GBI and CSP. The pro forma combined condensed statements of operations are presented as if the acquisitions had occurred at the beginning of the period presented. The pro forma combined condensed balance sheet is presented as if the acquisition had occurred at September 30, 1996.

     The pro forma combined condensed financial statements have been prepared by AmeriVest management based upon the historical financial statements of AmeriVest, GBI and CSP. These pro forma statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. The pro forma financial statements should be read in conjunction with the historical financial statements and notes hereto contained elsewhere in this document.


                                           AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                                        AND THE REAL ESTATE COMPANIES TO BE ACQUIRED BY
                                                  AMERIVEST PROPERTIES INC.

                                          PRO FORMA COMBINED, CONDENSED BALANCE SHEET
                                                        September 30, 1996
                                                          (Unaudited)

                                                            ASSETS
                                       Historical Financial Statements
                                   -----------------------------------------      Pro Forma           Pro Forma
                                   AmeriVest           GBI            CSP         Adjustments         Combined

CURRENT ASSETS
   Cash                            $    9,441     $    39,350     $   63,268    $  4,931,587 (B)    $  1,852,282
                                                                                    (194,497)(D)
                                                                                     729,556 (E)
                                                                                  (3,807,505)(F)
                                                                                      81,082 (H)
   Accounts receivable                    500           10,911         37,735             --              49,146

   Note receivable - parent                --          229,010        500,546       (729,556) (E)             --
   Prepaid expenses                     1,020              366          4,464             --               5,850
                                   ----------       ----------    -----------   ------------        ------------

      Total Current Assets             10,961          279,637        606,013      (1,010,667)         1,907,278
                                   ----------      -----------    -----------   -------------       ------------

REAL ESTATE, PROPERTY AND
EQUIPMENT, net                      1,251,706        2,071,599      2,856,230       4,485,188 (F)     10,554,397
                                                                                     (110,326)(G)
                                   ----------      -----------    -----------   -------------       ------------


                                    1,251,706        2,071,599      2,856,230       4,374,862         10,554,397
                                   ----------      -----------    -----------   -------------       ------------

OTHER ASSETS
   Deferred offering costs            363,508               --             --        (363,508)(C)             --
   Loan fees and other, net               182           37,639         81,120              --            118,941
                                   ----------      -----------    -----------   -------------       ------------


                                      363,690           37,639         81,120        (363,508)           118,941
                                   ----------      -----------    -----------   -------------       ------------

                                   $1,626,357      $ 2,388,875    $ 3,543,363   $   5,022,021       $ 12,580,616
                                   ==========      ===========    ===========   =============       ============


                             See notes to the pro forma combined, condensed financial statements

                                                                9



                                            AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                                         AND THE REAL ESTATE COMPANIES TO BE ACQUIRED BY
                                                    AMERIVEST PROPERTIES INC.

                                     PRO FORMA COMBINED, CONDENSED BALANCE SHEET (Continued)
                                                       September 30, 1996
                                                           (Unaudited)

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     Historical Financial Statements
                                             --------------------------------------------      Pro Forma         Pro Forma
                                               AmeriVest          GBI             CSP          Adjustments        Combined
CURRENT LIABILITIES
   Accounts payable                          $    170,389    $     23,947    $     96,210    $   (189,808)(C)   $    100,738
   Current portion of long-term debt               18,803          29,036          80,839            --              128,678
   Note payable - related                         180,000            --              --          (180,000)(D)           --
   Accrued expenses                                47,760          76,509         139,732         (14,497)(D)        249,504
   Income taxes                                      --            12,172           6,259         (18,431)(H)           --
                                             ------------    ------------    ------------    ------------       ------------
      Total Current
         Liabilities                              416,952         150,200         323,040        (419,808)           478,920
                                             ------------    ------------    ------------    ------------       ------------

LONG-TERM DEBT                                  1,164,442       2,021,760       4,114,921            --            7,301,123
                                             ------------    ------------    ------------    ------------       ------------

REDEEMABLE COMMON STOCK                            97,221            --              --           (97,221)(I)           --
                                             ------------    ------------    ------------    ------------       ------------

STOCKHOLDERS' EQUITY
   Common stock                                       284              50             251           1,099 (B)          1,383
                                                                                                     (301)(F)
   Capital in excess                              651,504         185,984        (968,650)      4,930,488 (B)      5,399,756
                                                                                                 (173,700)(C)
                                                                                                  774,130 (F)
   Retained earnings (deficit)                   (606,825)         22,345          73,801         (96,146)(F)       (600,566)
                                                                                                 (110,326)(G)
                                                                                                  116,585 (H)
   Redeemable common stock                        (97,221)           --              --            97,221 (I)            --
                                             ------------    ------------    ------------    ------------       ------------

                                                  (52,258)        208,379        (894,598)      5,539,050          4,800,573
                                             ------------    ------------    ------------    ------------       ------------

                                             $  1,626,357    $  2,388,875    $  3,543,363    $  5,022,021       $ 12,580,616
                                             ============    ============    ============    ============       ============



                              See notes to the pro forma combined, condensed financial statements.




                                           AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                                        AND THE REAL ESTATE COMPANIES TO BE ACQUIRED BY
                                                   AMERIVEST PROPERTIES INC.

                                     PRO FORMA COMBINED, CONDENSED STATEMENT OF OPERATIONS
                                                 YEAR ENDED DECEMBER 31, 1995
                                                          (Unaudited)

                                                       Historical Financial Statements
                                                 ------------------------------------------   Pro Forma       Pro Forma
                                                  AmeriVest             GBI         CSP      Adjustments       Combined

RENTAL REVENUE, net                              $  223,203        $  760,039   $ 1,396,147   $ (9,600)(A)    $2,369,789
                                                 ----------        ----------   -----------   --------       -----------

OPERATING EXPENSES
   Property operations                               42,143           344,627       341,936        --            728,706
   General & administrative                         170,674            27,836        82,631     (9,600)(A)       323,141
                                                                                                51,600 (K)
   Management fee - related                          16,988           115,045       189,509   (193,483)(J)        128,059
   Interest expense                                 105,843           177,341       387,300         --            670,484
   Depreciation and
      amortization                                   40,570           128,196       238,168     160,637 (G)       567,571
                                                 ----------       -----------   -----------    --------       -----------

                                                    376,218           793,045     1,239,544       9,154         2,417,961
                                                 ----------       -----------   -----------    --------       -----------

OPERATING (LOSS) INCOME                            (153,015)          (33,006)      156,603    ( 18,754)          (48,172)
                                                 ----------       -----------   -----------    --------        ----------

OTHER INCOME                                          1,757             6,589         7,094         --             15,440
                                                 ----------       -----------   -----------    --------        ----------
(LOSS) INCOME BEFORE
   INCOME TAXES                                    (151,258)          (26,417)      163,697     (18,754)          (32,732)

INCOME TAXES                                            --              5,400        52,000      57,400 (H)          --
                                                 ----------       -----------   -----------    --------        -----------

NET (LOSS) INCOME                               $    (151,258) $   (31,817)     $   111,697    $ 38,646        $   (32,732)
                                                =============  ===========      ===========    ========        ===========

PRO FORMA INCOME PER SHARE                                                                                     $     (.024)
                                                                                                               ===========

AVERAGE SHARES OUTSTANDING                                                                                       1,382,870
                                                                                                               ===========



                             See notes to the pro forma combined, condensed financial statements.

                                                                    11

                                           AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                                        AND THE REAL ESTATE COMPANIES TO BE ACQUIRED BY
                                                   AMERIVEST PROPERTIES INC.

                                     PRO FORMA COMBINED, CONDENSED STATEMENT OF OPERATIONS
                                             NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                          (Unaudited)

                                              Historical Financial Statements
                                           ------------------------------------           Pro Forma        Pro Forma
                                             AmeriVest       GBI         CSP            Adjustments        Combined

RENTAL REVENUE, net                        $   176,986     $624,577   $ 953,191         $ (4,800)(A)      $1,749,954
                                           -----------     --------   ---------         --------          ----------

OPERATING EXPENSES
   Property operations                          28,977      268,728     301,155                              598,860
   General & administrative                    115,346        7,695      11,049           (4,800)(A)         129,290
   Management fee - related                     13,349       31,064      48,513                               92,926
   Interest expense                             86,956      131,366     313,442                              531,764
   Depreciation and
      amortization                              30,428       99,144     178,745          110,326 (G)         418,643
                                           -----------     --------   ---------         --------          ----------

                                               275,056      537,997     852,904          105,526           1,771,483
                                           -----------     --------   ---------         --------          ----------

OPERATING (LOSS) INCOME                        (98,070)      86,580     100,287         (110,326)            (21,529)
                                           -----------     --------   ---------        ---------          ----------

OTHER INCOME                                        27        9,178      23,412              --               32,617
                                           -----------     --------   ---------        ---------          ----------

(LOSS) INCOME BEFORE
   INCOME TAXES                                (98,043)      95,758     123,699         (110,326)             11,088

INCOME TAXES                                      --         38,949      69,100         (108,049)(H)           --
                                           -----------     --------   ---------        ---------           ----------

NET (LOSS) INCOME                          $   (98,043)    $ 56,809   $  54,599        $  (2,277)          $   11,088
                                           ===========     ========   =========        =========           ==========


PRO FORMA INCOME PER SHARE                                                                                 $     0.01
                                                                                                           ==========

AVERAGE SHARES OUTSTANDING                                                                                  1,382,870
                                                                                                           ==========


                             See notes to the pro forma combined, condensed financial statements.
                                                                                                                               12

                                                                 12


                    AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                 AND THE REAL ESTATE COMPANIES TO BE ACQUIRED BY
                            AMERIVEST PROPERTIES INC.

           NOTES TO PRO FORMA COMBINED, CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The pro forma adjustments are as follows:

     (A)  To eliminate intercompany rental income and expense.
     (B) To give effect to the net proceeds of $4,931,587 from the sale of 1,098,870 shares of common stock, at $5.00 per share, and 549,435 redeemable common stock purchase warrants, at $.10 per warrant.
     (C)  To charge deferred offering costs against offering proceeds.
     (D) To give effect to the payment of $194,497 on related party loan and accrued interest.
     (E) To give effect to receipt of $729,556 of notes receivable and related accrued interest on loans to related party.
     (F) To give effect to the acquisition of real estate companies for $3,325,000 pursuant to purchase agreements, and related closing adjustments of $482,505, for total cash consideration of $3,807,505, accounted for as purchases.
     (G) To give effect to additional depreciation expense on real estate companies acquired.
     (H) To adjust income taxes after giving effect to pro forma adjustments and acquisition of real estate companies as if the Company qualified as a REIT, distributed all of its taxable income, and therefore incurred no tax expense.
     (I) To reclassify redeemable common stock upon completion of public offering.
     (J) To eliminate real estate advisory fees paid to related party for strategic planning, investment, asset management, and other similar services rendered to the real estate companies to be acquired. These services will be performed by the President of the Company.
     (K) To give effect to additional compensation of $48,000, and related employee benefits, to President of the Company, based on an annual salary of $90,000.

2. The pro forma weighted average number of shares outstanding used in computing pro forma income per share has been calculated assuming that all shares issued and outstanding as of September 30, 1996, and the number of shares to be issued from the common stock offering have been outstanding for the period presented.

                            AMERIVEST PROPERTIES INC.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.
         -----------------------------------------------------------------------

                              Results Of Operations
                              ---------------------

Nine Months Ended September 30, 1996, Compared With Nine Months Ended
September 30, 1996.
--------------------------------------------------------------------------------

     The Company's rental income for the nine months ended September 30, 1996 increased approximately 4.9% over the comparable period in 1995. Operating expenses for the period increased 1.9%. The net loss improved over the previous year's comparable period by $16,500, due primarily to general and administrative expenses being reduced by $9,000 and rental revenue being increased by approximately $10,000. The net loss per share was $.34 as compared to $.40 in the previous year.

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

Part II.   Other Information


Item 5.  Other Information
         -----------------

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

                                                AMERIVEST PROPERTIES INC.



December 4, 1996
                                               By:
                                                  ------------------------------
                                                  James F. Etter, President and
                                                  Principal  Financial Officer