Form 10KSB
period 1996-12-31
AMERIVEST PROPERTIES INC
filed 1997-03-19
CIK 927102

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [No Fee Required]
            For the transition period from __________ to __________

                         Commission file number 1-14462

                            AmeriVest Properties Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                          84-1240264
--------------------------------                        ------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                7100 Grandview Avenue, Suite 1, Arvada, CO 80002
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (303) 421-1224

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class             Name of each exchange on which registered

Common Stock, $.001 par value                  Boston Stock Exchange
-----------------------------         ------------------------------------------

Redeemable Common Stock Purchase Warrants      Boston Stock Exchange
-----------------------------------------   ------------------------------------


Securities registered under Section 12(g) of the Exchange Act:  None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were: $1,245,584
                                                                 ---------------

     The aggregate market value of the issuer's voting Common Stock held by non-affiliates of the issuer as of March 10, 1997 was $4,667,360 (computed on the basis of $4.00 per share which was the reported closing sale price of the issuer's common stock on the Nasdaq SmallCap Stock Market on March 10, 1997).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         The number of shares outstanding of the issuer's Common Stock as of March 10, 1997 was 1,382,870
       Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                      ---   ---

                                     PART I

ITEMS 1. and 2.  DESCRIPTION OF BUSINESS AND PROPERTY

General
-------

     AmeriVest Properties Inc. ("AmeriVest" or the "Company") was incorporated in 1993 in the State of Delaware. AmeriVest intends to operate in a manner so that it qualifies as a self-administered and self-managed real estate investment trust ("REIT"). See below, "--Status As A REIT". Through its subsidiaries, AmeriVest owns an industrial office and showroom building (the "Broadway Property"), a commercial office building (the "Giltedge Office Building"), and four self-storage facilities (the "Self- Storage Facilities"). The Broadway Property, the Giltedge Office Building and the Self-Storage Facilities are collectively referred to as the "Properties". In October and November 1996 the Company sold an aggregate of 1,098,870 shares of Common Stock and 549,435 common stock purchase warrants in its initial public offering. The aggregate gross proceeds from the offering were approximately $5.5 million and the net proceeds to the Company were approximately $4.5 million. The Properties are managed on behalf of the Company by AmeriCo Realty Services, Inc. ("AmeriCo"). See "--Property Management Contracts" below.

     AmeriVest's headquarters are located at 7100 Grandview Avenue, Suite 1, Arvada, Colorado 80002. Its telephone number is (303) 421-1224.

Status As A REIT
----------------

     At the time of filing its U.S. income tax return for the year ended December 31, 1996, AmeriVest will make an election with the Internal Revenue Service ("IRS") to be treated as a REIT beginning as of January 1, 1996. Based on advice of its special tax counsel, the Company believes that it will qualify as a REIT. As a REIT, a company generally is not taxed at the corporate level on income it currently distributes to its stockholders, provided that it distributes at least 95% of its REIT taxable income on a current basis. The income of a REIT is taxed directly to the REIT's stockholders, who are responsible for taxes on that income. REITs are subject to a number of organizational and operational requirements, including having at least 100 stockholders. Although AmeriVest currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Board Of Directors to revoke the REIT election. See also, "--Forward-Looking Statements And Cautionary Statements--Cautionary Statements--Tax Risks".

Description Of Properties

     The following chart contains a summary of the Properties owned by AmeriVest as of December 31, 1996:

                                                                                                           Approximate Net
Property                                    Location               Owned Since            Year Built     Rentable Square Feet
--------                                    --------               -----------            ----------     --------------------

Broadway Property                   Adams County, Colorado        July 1, 1995              1968              50,280
(5961 Broadway)
Private Self-Storage/Office
Building of Arvada,                    Arvada, Colorado         October 30, 1996*           1975           8,000 office/
Colorado                                                                                                  37,000 storage
(7117 W. 56th Avenue)                                                                                   (249 rental units)


Private Self-Storage of Thornton,         Thornton, Colorado         October 30, 1996*         1975              55,150
Colorado                                                                                                   (506 rental units)
(666 W. Thornton Parkway)
Private Self-Storage of Denver,            Denver, Colorado          October 30, 1996*         1974              72,490
Colorado                                                                                                   (566 rental units)
(11855 E. 40th Avenue)
Private Self-Storage of Westminster,    Westminster, Colorado        October 30, 1996*         1973              58,938
Colorado                                                                                                   (399 rental units)
(7140 Irving Street)
Giltedge Office Building                 Appleton, Wisconsin         October 30, 1996*         1978              55,071

---------------

* On October 30, 1996, the Company consummated an agreement effective as of July 1, 1996 to acquire these Properties.

         The following chart contains additional summary information concerning the Properties:

                                                           Occupancy                 Annual Rent         Mortgage Loan Balance
Property                             Acreage         as of December 31, 1996       Per Square Foot       as of December 31, 1996
--------                             -------         -----------------------       ---------------       -----------------------
Broadway Property                   2.53 acres               100.0%                     $ 4.73           $1,178,595
Private Self-Storage/               2.76 acres                90.9%                     $ 6.50           $844,875
Office Building of Arvada,
Colorado
Private Self-Storage of Thornton,   4.92 acres                86.0%                     $ 6.50           $1,194,475
Colorado
Private Self-Storage of Denver,     3.55 acres                74.7%                     $ 5.73           $1,213,895
Colorado
Private Self-Storage of
Westminster, Colorado               3.52 acres                84.9%                     $ 5.93           $922,560
Giltedge Office Building            3.90 acres                99.0%                     $14.77           $2,043,595


     The Company believes that each of the Properties is adequately covered by insurance. For a discussion of the financial treatment of the depreciation of the Properties, see "Notes To Financial Statements" in "ITEM 7. FINANCIAL STATEMENTS."

     Broadway Property. AmeriVest Broadway Properties Inc. ("ABP"), a wholly-owned subsidiary of the Company, owns fee simple title to the Broadway Property. The Broadway Property is an industrial office and showroom building located at 5961 Broadway, Denver, Colorado 80216. The Broadway Property consists of approximately 2.53 acres of land and contains approximately 50,280 rentable square feet. The mortgage balance on the Broadway Property as of December 31, 1996 was $1,178,595. The current monthly principal and interest payment is $9,920.40, the per annum interest rate is 8.5%, and the mortgage is amortized over a 25-year period with the $1,144,945 balance due at maturity in September 1998 (assuming no principal payment has been made in advance). There is a 1% mortgage prepayment fee if the loan is prepaid from September 1, 1995 through September 1, 1997 and no prepayment fee thereafter. The Company does not have any present plans for capital expenditures on the Broadway Property and it intends to hold the Broadway Property for income purposes. The Broadway Property is subject to the following competitive conditions: there are other light industrial/warehouse facilities in the immediate area, but no one property or property owner represents a dominant competitive force. The occupancy rate for the Broadway Property has been 100% in 1996, 1995 and 1994. There are a total of four tenants, each of whom occupies more than 10% of the rentable square feet of the Broadway Property. The principal business of each of these tenants is warehousing and wholesale sales of commercial products. In general, the principal businesses carried on at the Broadway Property are office and showroom. For 1996, 1995 and 1994, the average effective annual rental per square foot for the Broadway Property was $4.73, $4.45 and $4.16, respectively. For 1996, real estate taxes for the Broadway Property were $33,233, which were calculated at the rate of 12.4% of the assessed value as determined by the Adams County Assessor. The following is a schedule of lease expirations for the Broadway Property for the next three years as all of the leases will expire during that time period:


                                        Total Area (In Square
              Number Of Tenants         Feet) Of The Expiring    Annual Rental Represented     Percentage Of Gross Annual Rental
           Whose Leases Will Expire            Leases               By Expiring Leases         Represented By The Expiring Leases
          --------------------------  ------------------------- --------------------------    -----------------------------------

  1997                2                         21,710                 $102,144                             44.8%
  1998                1                         13,540                  $60,780                             26.6%
  2002                1                         15,030                  $65,380                             28.6%


     For information concerning certain contaminants on the Broadway Property, see below, "--Forward-Looking Statements And Cautionary Statements--C. Real Estate Investment Risks--Possible Environmental Liabilities".

     Private Self-Storage/Office Building Of Arvada, Colorado. Consolidated Storage Properties Inc. ("CSP"), a wholly-owned subsidiary of the Company, owns fee simple title to the Private Self- Storage/Office building in Arvada, Colorado. The Property consists of a self-storage facility, which includes a strip of rental offices, located at 7117 West 56th Avenue, Arvada, Colorado 80002. This Property includes approximately 2.76 acres of land and contains rental offices with approximately 8,000 square feet of rentable space. This Property also contains eight storage buildings with a total of 252 rental units with an aggregate of approximately 37,000 square feet of storage space. A separate building on the premises serves as the manager's apartment and office. The mortgage loan for this Property was obtained from the same lender and at the same time as the mortgage loans (collectively, the "CSP Mortgages") for the private self-storage properties in each of Thornton, Denver, and Westminster, Colorado. For a description of the CSP Mortgages, see "--CSP Mortgages" below. The Company does not have any present plans for capital expenditures on this Property and intends to hold the Property for income purposes. This Property is subject to the following competitive conditions: there are national, regional and independent self-storage facilities in the area; however, no one operator is a dominant competitive force in this market. The occupancy rates for this Property were 91%, 95%, 95%, 97%, and 98% in 1996, 1995, 1994, 1993, and 1992,
respectively. There are seven tenants occupying 10% or more of the office rentable square feet of the Property. The principal businesses of these tenants include real estate, property management, carpet cleaning, accounting services and chiropractic. There are no tenants occupying 10% or more of the rentable square feet of the self-storage units. In general, the Property is used for self-storage for individuals or companies. For 1996, 1995, 1994, 1993, and 1992, the average effective annual rentals per square foot for the Property were $6.50, $6.62, $6.36, $5.24, and $5.75, respectively. For 1996, real estate taxes for this Property were $28,083, which taxes were calculated at the rate of 9.5% of the assessed value as determined by the Jefferson County Assessor. The following is a schedule of lease expirations for office space at this Property for the next ten years:


            Number of Tenants Whose     Total Area (In Square Feet)  Annual Rental Represented    Percentage Of Gross Annual Rental
             Leases Will Expire --       Of The Expiring Leases         By Expiring Leases        Represented By The Expiring Leases
                  Office Space
           --------------------------  --------------------------   --------------------------   ----------------------------------

  1997                 7*                          8,000                    $62,400                            100.0%

--------
*     Two of these expiring leases are month-to-month tenancies.

     Private Self-Storage Of Thornton, Colorado. CSP owns fee simple title to Private Self-Storage Of Thornton, Colorado. This Property consists of a self-storage facility located at 666 West Thornton Parkway, Thornton, Colorado 80229. This Property includes approximately 4.92 acres of land and contains 16 storage buildings with a total of 510 rental units and an aggregate of approximately 55,150 square feet of storage space. A separate building on the premises serves as the manager's apartment and office. This Property also contains 10 parking spaces for vehicle storage. For information concerning the mortgage loan secured by this Property, see "--CSP Mortgages" below. The Company does not have any present plans for capital expenditures on the Property. The Company intends to hold this Property for income purposes. This Property is subject to the following competitive conditions: There are national, regional and independent self-storage facilities in the area; however, no one operator is a dominant competitive force in this market. The occupancy rates for this Property have been 86%, 91%, 93%, 95%, and 95% in 1996, 1995, 1994, 1993, and
1992, respectively. There are no tenants occupying 10% or more of the rentable square feet of the Property. All leases are on a month-to-month basis. In general, the Property is used for self-storage by individuals or businesses. For 1996, 1995, 1994, 1993, and 1992, the average effective annual rentals per square foot for the Property were $6.50, $6.48, $6.61, $6.33, and $5.54, respectively. For 1996, real estate taxes for this Property were $43,096, which taxes were calculated at the rate of 23.8% of the assessed value as determined by the Adams County Assessor.

     Private Self-Storage Of Denver, Colorado. CSP owns fee simple title to Private Self-Storage Of Denver, Colorado. This Property consists of a self-storage facility located at 11855 East 40th Avenue, Denver, Colorado 80239. This Property includes approximately 3.55 acres of land and contains ten storage buildings with a total of 571 rental units and an aggregate of approximately 72,490 square feet of storage space. This Property also contains a manager's two-bedroom apartment and office and 35 parking spaces for vehicle storage. For information concerning the mortgage loan secured by this Property, see "--CSP Mortgages" below. The Company does not have any present plans for capital expenditures on the Property. The Company intends to hold this Property for income purposes. This Property is subject to the following competitive conditions: there are national, regional and independent self-storage facilities in the area; however, no one operator is a dominant competitive force in this market. The occupancy rates for this Property were 75%, 85%, 86%, 85%, 88%, and 84% in 1996, 1995, 1994, 1993, and 1992, respectively. There are no tenants occupying 10% or more of the rentable square feet of the Property. All leases are on a month-to-month basis. In general, the Property is used for self-storage by individuals or businesses. For 1996, 1995, 1994, 1993, and 1992, the average effective annual rentals per square foot for the Property were $5.73, $6.07, $6.59, $6.19, and $5.43, respectively. For 1996, real estate taxes for this Property were $38,383, which taxes were calculated at the rate of 7.4% of the assessed value as determined by the Denver County Assessor.

     Private Self-Storage Of Westminster, Colorado. CSP owns fee simple title to
Private  Self-Storage  Of  Westminster,   Colorado.  This  Property  contains  a
self-storage facility located at 7140 Irving Street,

Westminster, Colorado 80030. This Property consists of approximately 3.52 acres of land and contains nine storage buildings with a total of 401 rental units and aggregate storage space of approximately 58,938 square feet. A separate building on the premises serves as the manager's apartment and office. For information concerning the mortgage loan secured by this Property, see "--CSP Mortgages" below. The Company does not have any present plans for capital expenditures on the Property. The Company intends to hold this Property for income purposes. This Property is subject to the following competitive conditions: there are national, regional and independent self-storage facilities in the area; however, no one operator is a dominant competitive force in this market. The occupancy rates for this Property were 85%, 89%, 94%, 95%, and 90%, in 1996, 1995, 1994,
1993, and 1992, respectively. There are no tenants occupying 10% or more of the rentable square feet of the Property. All leases are on a month-to-month basis. In general, the Property is used for self-storage by individuals and businesses. For 1996, 1995, 1994, 1993, and 1992, the average effective annual rentals per square foot for the Property were $5.93, $5.51, $5.73, $5.08, and $4.38, respectively. For 1996, real estate taxes for this Property were $31,099, which taxes were calculated at the rate of 11.9% of the assessed value as determined by the Adams County Assessor.

     CSP Mortgages. The mortgage loans (the "CSP Mortgages") for each of the Self-Storage Facilities owned by CSP that are described above were obtained from the same lender. Each of the Self- Storage Facilities serves as collateral for all of the CSP Mortgages so that a default under one loan could cause the foreclosure on one or all of the Self-Storage Facilities. Each CSP Mortgage bears interest at the rate of 9.9% per annum and monthly payments of principal and interest are based upon a 20 year amortization, and the maturity date of each CSP Mortgage is March 1, 2000. CSP can prepay each CSP Mortgage with a prepayment fee at any time from May 1, 1996 until December 1, 1999 with at least 60 days' prior written irrevocable notice. The prepayment fee is equal to the amount prepaid multiplied by the difference in yield between the outstanding principal balance and a treasury note in the amount of the prepayment proceeds with a term equal to the remaining term of the loan, or if no treasury note of equal term is available, based upon an interpolation of the yield of notes with the next longer and shorter term (the "Treasury Note Yield"). The following table summarizes the amount of the mortgage loan balance as of December 31, 1996 for each of the self-storage properties owned by CSP, the monthly payment due with respect to each loan based on the 20-year amortization and 9.9% annual interest rate, and the balance due at the maturity of each loan on March 1, 2000:



                                                                               Balance Due At Maturity
          Property                 Mortgage Balance           Monthly Payment      (March 1, 2000)
          --------                 ----------------           ---------------      ----------------

Private Self-Storage/Office         $  844,875                   $ 8,338               $ 784,114
Building of Arvada, Colorado

Private Self-Storage of             $1,194,475                   $11,789               $1,108,565
Thornton, Colorado

Private Self-Storage of             $1,213,895                   $11,980               $1,126,583
Denver, Colorado

Private Self-Storage of             $  922,560                   $ 9,105               $  856,208
Westminster, Colorado

     Giltedge Office Building In Appleton, Wisconsin. Giltedge Office Building, Inc. ("GBI"), a wholly-owned subsidiary of the Company, owns fee simple title to the Giltedge Office Building. This Property contains approximately 3.9 acres and includes an office building located at 4321 West College Avenue, Appleton, Wisconsin 54914. The office building contains approximately 54,871 square feet of net rentable area and was constructed in 1978. The mortgage loan balance on the Property as of December 31, 1996 was $2,043,595. The current monthly principal and interest payment is $16,909.80, the per annum interest rate is 8.5%, and the mortgage is amortized over a 25-year period through its maturity date of October 1, 2019. GBI can prepay the loan in full or in part at any time without penalty provided that the prepayment is accompanied by any unpaid and accrued interest. The Company does not have any present plans for capital expenditures on the Property. The Company intends to hold the Property for income purposes. This Property is subject to the following competitive conditions: there are several mid-rise office buildings in the area, but there is no dominant owner or building. The occupancy rates for this Property were 99%, 97%, 99%, 95%, and 85%, in 1996, 1995, 1994, 1993, and 1992, respectively.
There are two tenants occupying 10% or more of the rentable square feet of the Property. The principal businesses of these tenants are telecommunications and paper supplies. In general, the principal business carried on at the Property is office administration. For 1996, 1995, 1994, 1993, and 1992, the average effective annual rentals per square foot for the Property were $14.77, $14.12, $13.65, $12.85, and $12.81, respectively. For 1996, real estate taxes for this Property were $67,092, which taxes were calculated at the rate of 2.2% of the assessed value as determined by the Outagamie County Assessor. The following is a schedule of lease expirations for the Property for the next ten years:



             Number Of Tenants         Total Area (In Square Feet)   Annual Rental Represented    Percentage Of Gross Annual Rental
          Whose Leases Will Expire      Of The Expiring Leases          By Expiring Leases        Represented By The Expiring Leases
         --------------------------   --------------------------    --------------------------   ----------------------------------

  1997              5                          3,352                      $ 48,622                                6.5%
  1998              6                          7,329                      $106,048                               14.3%
  1999             12                         19,749                      $269,765                               36.3%
  2000              4                         18,446                      $267,505                               36.0%
  2001              0                              0                      $      0                                  0%
  2002              1                          4,035                      $ 51,446                                6.9%

     Property Management Contracts. The Company has entered into property management contracts for each of the Properties with AmeriCo Realty Services, Inc. ("AmeriCo") pursuant to which AmeriCo will manage all aspects of the operation of the Properties, including leasing, maintenance, bookkeeping, and other matters. AmeriCo managed each of the Properties before their purchase by the Company. The Company and AmeriCo have agreed that AmeriCo will receive 5% of the gross rental income, as received, on the Properties that it manages for the Company. In addition, the Company will reimburse AmeriCo for the cost of on-site personnel and will pay AmeriCo an amount equal to 5% of the salaries and other costs related to that on-site personnel. See also, "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-Property Management; Administrative Services".

     Property Acquisition; Brokerage Services. The Company has entered into an agreement with each of Colorado Bighorn Corporation and Mr. C. J. Hedlund effective as of October 30, 1996. Pursuant to this agreement, Mr. Hedlund and Colorado Bighorn Corporation granted to the Company the right of first refusal for a period of one year to participate in any real estate transaction in which Mr. Hedlund, Colorado Bighorn Corporation, or any of their affiliated entities is involved or for which Mr. Hedlund,

Colorado Bighorn Corporation, or any of their affiliated entities otherwise receives compensation, except that the right of first refusal does not apply to any proposed transaction that relates solely to their serving in a brokerage function, such as a listing or selling broker. The Company in its sole discretion can renew this agreement for five additional one-year terms. Also as part of this transaction, the Company entered into broker listing agreements with Colorado Bighorn Corporation pursuant to which Colorado Bighorn Corporation will serve as the Company's broker for all purchase and sale transactions. Pursuant to these listing agreements, the Company will pay Colorado Bighorn
Corporation a standard real estate commission for each purchase or sale transaction entered into by the Company, including those pursuant to the right of first refusal granted to the Company by Mr. Hedlund and Colorado Bighorn Corporation. This agreement and the listing agreements have one year terms but may be terminated earlier by the Company in the event that either Mr. Hedlund or Colorado Bighorn Corporation does not perform its duties satisfactorily, as determined by the Board Of Directors of the Company in its sole discretion. In addition, the agreement and the listing agreements may be renewed by the Company for five additional one year terms. Mr. Hedlund is the beneficial owner of Colorado Bighorn Corporation. See also, "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-Property Acquisition; Brokerage Services".

Competition
-----------

     The business of operating self-storage facilities is very competitive and the Company will compete with many larger companies, including national franchisors, with significantly more financial and other resources than the Company. The business of managing, leasing, and operating office buildings also is very competitive and the Company competes for tenants with other office buildings, including buildings owned by larger companies with more financial and other resources available to them. The Company believes that by focusing on self-storage facilities and other commercial properties, the Company will be well positioned to compete. Competitive conditions with respect to each Property are described above under "--Description Of Properties".

Employee
--------

     The Company has one employee, James F. Etter, who is the President and Chief Financial Officer of the Company. Management services with respect to the Properties are performed by AmeriCo. See above, "--Property Management Contracts".

Environmental Matters
---------------------

     Under various federal, state and local laws and regulations, an owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on that property. These laws often impose such liability regardless of whether the owner caused or knew of the presence of hazardous or toxic substances and regardless of whether the storage of those substances was in violation of a tenant's lease. Furthermore, the costs of remediation or removal of those substances may be substantial, and the presence of hazardous or toxic substances, or the failure to promptly remediate those substances, may adversely affect the owner's ability to sell the property or to borrow using the property as collateral. In connection with the ownership and operation of the Properties, the Company may be potentially liable for such costs.

     The Company has obtained an environmental assessment of each of the Properties. Based on those assessments, management believes that the Properties are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters or that, to the extent that a Property is not in compliance that the Company will not be subject to material liability. In addition, neither the Company nor, to the knowledge of the Company, any of the previous owners of the Properties have been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of the Properties. Although the Company has obtained environmental assessments of the Properties, and although the Company is not aware of any notifications by any governmental authority of any material noncompliance, it is possible that the Company's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. See below, "--Disclosure Regarding Forward-Looking Statements And Cautionary Statements--C. Real Estate Investment Risks--Possible Environmental Liabilities".

Policies And Objectives With Respect To Certain Activities
----------------------------------------------------------

     The following is a discussion of the Company's policies with respect to investment, financing, conflicts of interest and certain other activities. The policies with respect to these activities have been determined by the Company's Board Of Directors and, although the Board currently does not contemplate any changes to these policies, the Board may change these policies without the vote of stockholders.

     Acquisition, Development And Investment Policies. The Company's business and growth strategies are designed to increase both the Company's cash flow and the value of the Company and its properties. The Company's policies contemplate the possibility of each of (i) direct ownership of real estate properties, including ownership through wholly-owned subsidiaries, focusing on office, industrial and self-storage properties, (ii) indirect participation in those types of properties through investments in corporations, business trusts, general partnerships, limited partnerships, joint ventures and other legal entities, and (iii) development and acquisition of unimproved property or the acquisition and conversion of existing structures. At the present time, all the Company's existing and contemplated investments in real estate properties are held through direct ownership as described in clause (i). The Company intends to retain ownership of the Properties and any other acquired properties for their net operating income. The Company will sell any of these Properties when the economic benefit, including the income tax consequences, to the stockholders warrants such action. In the case of the sale of the Self-Storage Facilities and Office Building, there are special income tax considerations that may affect this determination, and the Company does not intend to sell any of them for 10 years after the date of purchase of that property. See below, "--Disclosure Regarding Forward-Looking Statements And Cautionary Statements--B. Tax Risks".

     Although the Company has no formal policy as to the allocation of assets among its investments, initially the Company will limit its investment in a single property to a maximum of 25% of the Company's total assets. The Company expects to fund future development and acquisitions utilizing funds from additional indebtedness, future offerings of securities of the Company, and retained cash flow. The Company believes its capital structure is advantageous because it permits the Company to acquire additional properties by issuing equity securities in whole or in part as consideration for the acquired properties. In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its REIT taxable income (which does not include net capital gains). This requirement may impair the Company's ability to use retained cash flow for future acquisitions.

     Financing Policies. The Company intends to make additional investments in properties and may incur indebtedness to make those investments or to meet the distribution requirements imposed by the REIT provisions of the Code, to the extent that cash flow from the Company's operations, investments, and working capital is insufficient. Additional indebtedness incurred by the Company may be secured by part or all of the Company's real estate properties ("Secured Indebtedness"). The Company has no limitation on the number or amount of Secured Indebtedness or mortgages which may be placed on any one of the Company's properties.

     Secured Indebtedness incurred by the Company may be in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, or financing from banks, institutional investors or other lenders. This indebtedness may be recourse to all or any part of the assets of the Company, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for refinancing existing indebtedness, for financing development and acquisition of properties, for the payment of dividends and for working capital.

     If the Board Of Directors determines to raise additional equity capital, the Board has the authority, generally without stockholder approval, to issue additional Common Stock, preferred stock or other capital stock of the Company in any manner (and on such terms and for such consideration) as it deems appropriate, including in exchange for property. Existing stockholders have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a stockholder's investment in the Company.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements
-------------------------------------------------------------------------

     Forward-Looking Statements. This Annual Report on Form 10-KSB includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND
PROPERTY--Status As A REIT", "--Competition", "--Environmental Matters" and "--Policies And Objectives With Respect To Certain Activities", and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the "--Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

     Cautionary Statements. In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report:

     A. General Risks
        -------------

          Competition. The commercial real estate industry is highly competitive, and the Company will be competing with substantially larger companies, including substantially larger REITs, for the acquisition and operation of properties. Some of these companies are national or regional operators. The Company's primary competitors are significantly larger and have far greater resources than those of the Company. The presence of these competitors may be a significant impediment to the continuation and development of the Company's business.

          Debt And Mortgage Financing. The Company has incurred indebtedness in connection with the acquisition of the Properties and the Company in the future may incur new indebtedness in connection with its acquisition and operating activities. Mortgages of certain of the Properties also require the payment of the mortgage balances in September 1998 and March 2000. See above, "--Description Of Properties". As a result of the Company's use of debt, the Company will be subject to the risks normally associated with debt financing. The required payments on mortgages and on other indebtedness are not reduced if the economic performance of any property declines. If any such decline occurs, the Company's ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, that property could be transferred to the mortgagee with a consequent loss of income and asset value to the Company.

          Government Regulation. The Company is subject to government regulation of its business operations in general, such as environmental and other laws, including the Americans With Disabilities Act. See above, "--Environmental Matters", and see below "--C. Real Estate Investment Risks--Possible Environmental Liabilities" and "--Americans With Disabilities Act". There is no assurance that subsequent changes in laws and regulations will not affect the Company's operations.

          Dependence On Key Personnel. The Company is highly dependent on the services of James F. Etter, its president and sole full-time employee. The loss of Mr. Etter could have a material adverse affect on the Company. See above, "--Employee".

          No Assurance of Dividends. The Company's ability to pay dividends in the future is dependent on its ability to operate profitably and to generate cash from its operations. There is no assurance that the Company will be able to pay dividends on a regular quarterly basis.

     B. Tax Risks
        ---------

          Tax Liabilities As A Consequence Of The Failure To Qualify As A REIT. The Company believes that it will be organized and operated so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"); however no assurance can be given that the Company will qualify or remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. There are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. The determination of various factual matters and circumstances not entirely within the Company's control may affect its ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not have a substantial adverse effect with respect to the qualification as a REIT or the federal income tax consequences of such qualification.

          Although the Company does not intend to sell the Properties which are owned by CSP and GBI until at least ten years after their acquisition, if the Company does sell any of these Properties within ten years of their acquisition, the Company will be required to pay tax at the highest applicable corporate rates on the difference between their fair market value and their adjusted bases at the time of the REIT election. The amount of this tax could be substantial and would be significantly more than if the Company would be permitted to use its own adjusted basis. There is a risk that the Company would not have sufficient cash available to pay the additional taxes resulting from the lower adjusted bases of CSP and GBI.

          If the Company were to fail to qualify as a REIT in any taxable year, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification was lost. As a result, the funds available for distribution to the stockholders would be reduced for each of the years involved. In addition, failure to qualify for even one taxable year would result in double taxation and could result in the Company's incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting federal income tax liabilities. Differences in timing between the receipt of income and payment of expenses and the inclusion of those amounts in arriving at taxable income of the Company could make it necessary for the Company to borrow in order to make the distributions to its stockholders that are necessary to satisfy the distribution requirements applicable to REITs. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Board Of Directors, with the consent of a majority of the stockholders, to revoke the REIT election.

          Distributions to Stockholders. In order to qualify as a REIT, the Company generally will be required each year to distribute to its stockholders at least 95% of its REIT taxable income (excluding any net capital gains). In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income plus 95% of its capital gain net income for that year.

          The Company intends to make distributions to its stockholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. The Company's income will consist primarily of its share of the income from operating the Properties. Differences in timing between taxable income and cash available for distribution could require the Company to borrow funds on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax.

     C. Real Estate Investment Risks
        ----------------------------

          General Risks. Real estate investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income and capital appreciation generated by the properties held by the entity in which the investment is made. If the Company acquires properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, the Company's income and ability to pay dividends to its stockholders will be adversely affected. Income from properties may be adversely affected by the general economic climate, local conditions, such as an oversupply of or reduction in demand for storage facilities and office space, the attractiveness of properties to tenants, zoning or other regulatory restrictions, competition from other available storage facilities and office buildings, and the ability of the Company to provide adequate maintenance and insurance to control operating costs, including site maintenance, insurance premiums and real estate taxes. Income from properties and real estate values also are affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing. See above, "-Competition".

          No Assurance Of Tenants. Although the Properties currently have favorable occupancy rates, there is no assurance that current tenants will renew their leases upon the expiration of their terms or that current tenants will not attempt to terminate their leases prior to the expiration of their current terms. In such an instance, the Company may not be able to locate a qualified replacement tenant and, as a result, the Company would lose a source of revenue while remaining responsible for the payment of the Company's obligations. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY-Description Of Properties".

          Illiquidity Of Real Estate May Limit Its Value. Real estate investments are relatively illiquid. The ability of the Company to vary its portfolio in response to changes in economic and other conditions will be limited. There can be no assurance that the Company will be able to dispose of an investment when it finds disposition advantageous or necessary or that the sale price of any disposition will recoup or exceed the amount of the Company's investment.

          Uninsured And Underinsured Losses Could Result In Loss Of Value Of Properties. The Company maintains comprehensive insurance on each of the Properties, including liability, fire and extended coverage. Management believes such coverage is of the type and amount customarily obtained for or by an owner on real property assets. The Company will obtain similar insurance coverage on subsequently acquired facilities. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable, as to which the Company's facilities are at risk in their particular locales. The Company's management will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to requiring appropriate insurance on the Company's investments at a reasonable cost and on suitable terms. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of the Company's lost investment. Inflation, changes in codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a facility after it has been damaged or destroyed.

          Possible Environmental Liabilities. Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, including, without limitation, asbestos-containing materials ("ACMs") that are located on or under the property. These laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of those substances. In connection with its proposed ownership and operation of the Properties, the Company may be liable for such costs. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate any contamination, may adversely affect the ability to arrange for financing secured by that real property.

          There are three types of environmental issues at the Broadway Property. First, a test well near the northeast corner of the Broadway Property indicates the presence of the contaminants pentachlorophenol and polycyclic aromatic hydrocarbons in the groundwater below the Broadway Property. In September 1995, the Company obtained confirmation from the United States Environmental Protection Agency (the "EPA") that the facts concerning groundwater contamination under the Broadway Property were within the EPA's Policy of not pursuing landowners for such contamination. However, even though the requested confirmation was received, the EPA's Policy expressly states that it is subject to change and not binding on the EPA, and there can be no assurance that the EPA would not take enforcement action in the future. In November 1995, the Company received a letter from the Colorado Department of Health (the "Department") stating that the Department was of the opinion that no further action is required to assure that the Broadway Property, when used for the purposes intended by the Company, is protective of existing and proposed uses and also stating that the Broadway Property does not appear to pose an unacceptable risk to human health or the environment at the site. This letter states that the Department's opinion applies only with respect to the conditions on the Broadway Property and the standards of the State of Colorado that exist at the time of the Company's application to the Department. The Department's letter indicates that it should not be construed to limit the Department's authority to take actions under existing statutes as necessary should new information come to the attention of the Department. Second, Phase I Environmental Site Assessments performed in 1990 and 1995 (the "Assessments") on the Broadway Property indicate the presence of ACMs in small amounts at the Broadway Property, including asbestos contained in vinyl floor tiles and mastic adhesive. The Assessments indicate these materials are in good condition, and the potential for asbestos fiber hazards is minimal. Third, electric transformers mounted on electric poles that belong to the Public Service Company of Colorado ("PSC") contain PCBs. According to PSC, these transformers are contaminated and will be exchanged for non-PCB transformers. With regard to the Broadway Property, the Company does not believe it will be subject to material liability but there is no assurance that this will be true. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY-Description Of Properties" and "--Environmental Matters".

          Americans With Disabilities Act. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to physical access and use by disabled persons. While the Company believes that the Properties comply in all material respects with these physical requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that the Company is not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. If the Company were required to make modifications to comply with the ADA, the Company's ability to make expected distributions to its stockholders could be adversely affected; however, management believes that such effect would be minimal.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding (nor is the Company's property the subject of a pending legal proceeding) that the Company believes would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. The Company's Common Stock and Warrants became listed for trading on the Nasdaq SmallCap Stock Market (symbol: AMVP) in the over-the-counter market on November 6, 1996 and on the Boston Stock Exchange (symbol: PTY) in December 1996.

     The high and low sale prices during the period November 6, 1996 through December 31, 1996 as reported by Nasdaq SmallCap Market were $5.75 and $2.25, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. The closing sales price for the Common Stock on March 10, 1997 as reported by Nasdaq SmallCap Stock Market was $4.00 per share.

     The Company has been informed by the Boston Stock Exchange that as of February 21, 1997 no trades of the Common Stock had occurred on that Exchange since the listing of the Common Stock in December 1996. The closing bid and asked prices for the Common Stock on March 10, 1997 as reported by the Boston Stock Exchange was $4.00.

     Holders. The number of holders of Common Stock of record on March 10, 1997 was 59. This number does not include stockholders who own Common Stock through a brokerage firm or other nominee.

     Dividends. The Company paid its first quarterly dividend of $.1125 per share and a one-time special dividend of $.2175 per share on December 23, 1996. The one-time special dividend was necessitated by the rules for REITs that require all of a REIT's previously accumulated corporate earnings and profits to be paid to stockholders prior to the end of the first year in which a company is classified as a REIT by the IRS.

     On March 11, 1997 the Company declared its second quarterly dividend of $.1125 per share payable on April 9, 1997 to stockholders of record on March 26, 1997.

     Recent Sales Of Unregistered Securities. In June 1996, the Company completed a private offering of Warrants to a limited number of offerees. Sales were made solely to accredited investors pursuant to an exemption from registration in accordance with ss.4(2) and/or Rule 506 under the Securities Act. An aggregate of 1,500,000 Warrants were sold at a price of $.10 per Warrant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere. These financial statements present the operations of the Company prior and subsequent to the consummation of the Company's initial public offering on October 29, 1996 (the "(IPO") (see Note 4 to the financial statements) and its acquisition of five properties on October 30, 1996, effective as of July 1, 1996 (see Note 2 to the financial statements).

Results Of Operations
---------------------

Comparison Of Year Ended December 31, 1996 With Year Ended December 31, 1995.
-----------------------------------------------------------------------------

     The 1996 operating results include only six months revenues and expenses for the five properties acquired effective as of July 1, 1996. 1995 operating results include only one property, the Broadway Property, for the entire year. Revenues for 1996 increased $1,022,000, and operating expenses, management fees, interest and depreciation and amortization increased $280,000, $51,500, $303,000 and $263,000, respectively, as compared with 1995. All the increases resulted primarily from operations of the five properties acquired as of July 1, 1996. Actual real estate taxes for each property remained flat when compared to prior years' taxes, except for the Appleton, Wisconsin property which decreased from $82,600 in 1995 to $67,100 in 1996. The general and administrative expenses increased approximately $44,000 due primarily to personnel costs associated with managing the Company's property portfolio. Of the $28,000 increase in interest income, approximately $10,000 is attributable to a portion of IPO proceeds being available for investment in short term investments, and the remainder is attributable to a non-recurring interest payment to CSP and GBI from their former percent that accrued from July 1 to October 30, 1996. See Note 9 to Consolidated Financial Statements. The revenues and operating expenses for the Broadway Property remained constant for years ended 1996 and 1995.

     As a result of the above factors, the net loss and net loss per share decreased in 1995 from $164,570, or $.58 per share, to $137,728, or $.29 per share, in 1996. Assuming on a pro forma basis that the Company had acquired all six of its properties effective on or before January 1, 1996 (it actually acquired five of the properties effective as of July 1, 1996), the pro forma net loss and net loss per share for 1996 would be $27,999 and $.02 (see Note 10 to financial statements).

Comparison Of Year Ended December 31, 1995 With Year Ended December 31, 1994.
-----------------------------------------------------------------------------

     Revenue and operating expenses from real estate operations were approximately $112,000 and $103,000, respectively, for 1995. These amounts reflect real estate operations for the six months during 1995 that the Company owned and operated the Broadway Property. Operations of the Broadway Property resulted in net income of approximately $9,000, which amount is included in the consolidated loss for the year of $164,570. General and administrative expenses, exclusive of those costs associated with the Broadway Property, decreased from $173,751 in 1994 to $170,879 in 1995. This change was due to the costs of an aborted public offering being charged to operations in 1994 and additional payroll costs in the aggregate amount of $59,400 associated with the hiring of the Company's president in 1995. The operating results for 1995 are not indicative of what they would have been had the Company owned and operated the Broadway Property for all of 1995.

Liquidity And Capital Resources.
--------------------------------

     AmeriVest's initial public offering resulted in the issuance and sale of 1,098,870 shares of common stock at $5.00 per share and 549,435 warrants at $.10 per warrant (see Note 4 to the financial statements). The net proceeds from the offering were approximately $4,538,000; $3,325,000 was used to acquire the five properties that the Company had under contract at the time of the offering (see
Note 2 to the financial statements); $196,000 was used to repay a short term note to a related party, and $1,000,000 was set aside for future acquisitions. The $1,000,000 represents the major part of the increase in cash and cash equivalents from December 31, 1995 to December 31, 1996.

     In June 1996, AmeriVest completed a private placement offering of 1,500,000 warrants at $.10 per warrant. The net proceeds from the offering, approximately $142,000, was used to help defray the cost of the initial public offering.

     Other changes in stockholders' equity are the result of two dividends paid in 1996. One dividend of $300,774, or $.2175 per share, was to distribute part of pre-REIT accumulated earnings and profits for compliance with IRS code purposes. The other dividend of $155,573, or $.1125 per share, was the Company's first regular quarterly distribution, which included the balance of pre-REIT accumulated earnings and profits. See Note 1 to the Financial Statements included in "ITEM 7. FINANCIAL STATEMENTS".

     Increases in all categories of the consolidated balance sheet at December 31, 1996 relate directly to the five properties acquired on October 30, 1996. The decrease in deferred offering costs of approximately $133,000 from 1995 was reflected in the net proceeds received from the initial public offering. Other changes in assets and liabilities were in the normal course of business and were insignificant.

     At the time of filing its U.S. income tax return for the year ended December 31, 1996, the Company will make an election with the IRS to be treated as a REIT beginning as of January 1, 1996. Based on advice of its special tax counsel, the Company believes that it will qualify as a REIT. As a REIT, a company generally would not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its taxable income to its stockholders. See "ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTY--Status As A REIT".

     Management believes that the cash flow from the Properties will be sufficient to meet the Company's working capital needs for the next year. All Properties have been maintained on an ongoing basis so that additional capital resources to upgrade the facilities in the near future are not anticipated.

     The Company does desire to acquire additional properties and it does have approximately $1,000,000 available for this purpose. It also has approximately $100,000 of working capital reserves, but it may need to raise additional capital from the sale of equity securities, incur additional borrowings, and/or issue previously unissued shares of common stock. The Company intends to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of dividends paid to stockholders.

     Management believes that inflation should not have a material adverse effect on the Company. The Company's leases of office and showroom space require the tenants to pay increases in operating expenses, and the self-storage leases are short-term so that there are not contractual restraints against increasing rents to attempt to respond to inflationary pressures, if any inflationary pressure should materialize.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

AmeriVest Properties Inc. and Subsidiaries

         Independent Auditor's Report                                  F-1

         Consolidated Balance Sheet as of December 31, 1996            F-2

         Consolidated Statements of Operations for the
            years ended December 31, 1995 and 1996                     F-3

         Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 1995 and 1996             F-4

         Consolidated Statements of Cash Flows for the years
            ended December 31, 1995 and 1996                           F-5

         Notes to Consolidated Financial Statements                 F-7-19

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
AMERIVEST PROPERTIES INC.

We have  audited  the  accompanying  consolidated  balance  sheet  of  AmeriVest
Properties Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVest Properties Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                            Wheeler Wasoff, P.C.


Denver, Colorado
January 31, 1997

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996

                                     ASSETS

ASSETS
   Investment in real estate
        Land                                                    $  2,374,808
        Buildings and improvements                                11,975,946
        Furniture, fixtures and equipment                            225,099
        Tenant improvements                                          512,725
        Less accumulated depreciation and amortization            (4,573,871)
                                                                ------------

           Net Investment in Real Estate                          10,514,707

   Cash and cash equivalents                                       1,230,640
   Tenant accounts receivable                                         30,014
   Deferred financing costs, net                                     111,139
   Prepaid expenses and other assets                                  49,580
                                                                ------------

                                                                $ 11,936,080
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Mortgage loans payable                                       $  7,397,995
   Accounts payable and accrued expenses                              52,765
   Accrued interest                                                   57,273
   Accrued real estate taxes                                         240,411
   Accrued rents and security deposits                                99,133
                                                                ------------

           Total Liabilities                                       7,847,577
                                                                ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
        Authorized - 10,000,000 shares
        Issued and outstanding - 1,382,870 shares                      1,383
   Capital in excess of par value                                  4,256,101
   Distributions in excess of accumulated earnings                  (168,981)
                                                                ------------

           Total Stockholders' Equity                              4,088,503
                                                                ------------

                                                                $ 11,936,080
                                                                ============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                     1995              1996
                                                  -----------       -----------
REAL ESTATE OPERATING REVENUE
   Rental revenue
        Commercial properties                     $   223,203       $   606,758
        Storage properties                               --             638,826
                                                  -----------       -----------

                                                      223,203         1,245,584
                                                  -----------       -----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
        Operating expenses                              8,980           285,165
        Real estate taxes                              33,163           129,045
        Management fees - related                      16,988            72,735
   General and administrative                         170,674           214,784
   Interest                                           105,843           408,614
   Depreciation and amortization                       40,570           303,465
                                                  -----------       -----------

                                                      376,218         1,413,808
                                                  -----------       -----------

OTHER INCOME
   Interest income                                      1,757            30,496
                                                  -----------       -----------

NET (LOSS) FROM OPERATIONS                           (151,258)         (137,728)

INCOME APPLICABLE TO PREDECESSOR
   PARTNERSHIP (NOTE 1)                                13,312              --
                                                  -----------       -----------

NET (LOSS)                                        $  (164,570)      $  (137,728)
                                                  ===========       ===========

NET (LOSS) PER COMMON SHARE                       $      (.58)      $      (.29)
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                 284,000           467,145
                                                  ===========       ===========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                    AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      YEARS ENDED DECEMBER 31, 1995 AND 1996
                                                                                                                       Distributions
                                                                  Common Stock            Capital in                   in Excess of
                                                          --------------------------      Excess of      Accumulated   Accumulated
                                                              Shares        Amount        Par Value        Deficit      Earnings
                                                          -----------    -----------      ---------     ------------   -----------

Balance, January 1, 1995                                      200,000    $       200    $   412,375     $  (344,212)    $      --

Issuance of common stock for property                          84,000             84         97,137            --              --
Net (Loss)                                                       --             --             --          (164,570)           --
                                                          -----------    -----------    -----------     -----------     -----------

Balance, December 31, 1995                                    284,000            284        509,512        (508,782)           --

Sale of common stock warrants                                    --             --          150,000            --              --
Costs of warrant offering                                        --             --           (8,008)           --              --
Sale of common stock and warrants in initial
   public offering                                          1,098,870          1,099      5,548,205            --              --
Costs of public offering                                         --             --       (1,009,732)           --              --
Dividends paid (Note 1)                                          --             --             --          (425,094)        (31,253)
Adjustment to reflect reorganization as a
   REIT                                                          --             --         (933,876)        933,876            --
Net (Loss)                                                       --             --             --              --          (137,728)
                                                          -----------    -----------    -----------     -----------     -----------

Balance, December 31, 1996                                  1,382,870    $     1,383    $ 4,256,101     $      --       $ ( 168,981)
                                                          ===========    ===========    ===========     ===========     ===========



                                     The accompanying notes are an integral
                                  part of the consolidated financial statements.

                                                      F - 4

                                 AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                                          1995               1996
                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                         $  (151,258)       $  (137,728)
   Adjustments to reconcile net (loss) to net cash
            (used) provided by operating activities
        Depreciation and amortization                                      40,570            303,465
        Changes in assets and liabilities
            Decrease in receivables                                        21,112             34,169
            (Increase) in prepaids                                        (21,858)            (2,656)
            Decrease in related party receivables                          20,881               --
            Increase (decrease) in accounts payable                        35,720            (26,470)
            Increase in accruals                                           12,674             91,827
        Other                                                              21,317            (13,005)
                                                                      -----------        -----------

   Net cash (used) provided by operating activities                       (20,842)           249,602
                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to investments in real estate                                   --               (4,883)
   Acquisition of subsidiaries, net of cash acquired (Note 2)                --           (2,769,152)
   Loans to predecessor parent of subsidiaries acquired                      --             (385,000)
                                                                      -----------        -----------

   Net cash (used) by investing activities                                   --           (3,159,035)
                                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock and warrants                           --            5,549,304
   Common stock offering costs                                           (104,376)          (905,356)
   Proceeds from sale of common stock warrants                               --              150,000
   Cost of warrants offering                                                 --               (8,008)
   Cash distributed to predecessor partners                               (23,000)              --
   Loan proceeds - related                                                125,000             75,000
   Re-payment of loan to related party                                       --             (200,000)
   Payments on mortgage loans payable                                     (16,560)           (71,697)
   Dividends paid                                                            --             (456,347)
                                                                      -----------        -----------

   Net cash (used) provided by financing activities                       (18,936)         4,132,896
                                                                      -----------        -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                       (39,778)         1,223,463

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               46,955              7,177
                                                                      -----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $     7,177        $ 1,230,640
                                                                      ===========        ===========


                                 The accompanying notes are an integral
                             part of the consolidated financial statements.

                                               F - 5

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1996


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended December 31, 1995 and 1996, the Company paid cash for interest on mortgage loans payable of $102,485 and $396,030, respectively.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In August 1995, the Company issued 84,000 shares of its common stock to an affiliated partnership in exchange for real estate, property, and equipment. The common stock issued has been recorded at predecessor basis of the net assets acquired, as follows:


        Current assets                                    $     52,545
        Real estate, property, and equipment, net            1,302,294
        Mortgage assumed                                    (1,205,074)
        Current liabilities                                    (49,447)
        Net cash distributed                                    (3,097)
                                                         -------------

        Value of stock issued                             $     97,221
                                                          ============


In October 1996, as effective July 1, 1996, the Company acquired 100% of the issued and outstanding common stock of Consolidated Storage Properties, Inc.
(CSP) and Giltedge Office Building, Inc. (GBI), for an aggregate purchase price of $3.8 million (See Note 2). The amount by which the Company's purchase price exceeded the book value of the net assets acquired has been recorded as a $4.5 million increase to the cost basis of the properties.



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     AmeriVest Properties Inc. (the Company) was incorporated under the laws of the State of Delaware on August 25, 1993. Effective January 1, 1996, and upon completion of an initial public offering of its common stock, the Company commenced operating as a real estate investment trust ("REIT") as defined in the Internal Revenue Code and will file an election to be taxed as a REIT with the Internal Revenue Service at the time of filing its U.S. income tax return for the year ended December 31, 1996. The Company owns and operates, through its wholly owned subsidiaries, self-storage facilities and an industrial warehouse in the Denver, Colorado metropolitan area and an office building in Appleton, Wisconsin.

     Effective July 1, 1995, the Company acquired an industrial warehouse from Consolidated Broadway Properties, Ltd. (CBP), an affiliated partnership. The property was immediately conveyed to AmeriVest Broadway Properties Inc., (ABP), a wholly owned subsidiary of the Company. The general partner of CBP beneficially owned 57% of CBP and was a 34% beneficial stockholder of the Company at the time of the exchange. The acquisition has been accounted for in a manner similar to a pooling of interests, and all historical information has been reflected at predecessor cost.

     Effective July 1, 1996, the Company acquired 100% of the outstanding common stock of both Consolidated Storage Properties, Inc. (CSP) and Giltedge Office Building, Inc. (GBI) pursuant to a purchase and sale agreement entered into July 14, 1995, as amended April 24, 1996. The acquisition was accounted for as a purchase (Note 2).

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements for the year ended December 31, 1995 include the consolidated operations of the Company and ABP from July 1, 1995 to December 31, 1995 combined with the operations of CBP for the period January 1, 1995 to June 30, 1995. These consolidated financial statements are presented on a pro forma combined basis in a manner similar to a pooling of interests. The accompanying consolidated financial statements as of December 31, 1996 and for the year then ended include the consolidated operations of the Company and ABP for 1996 and the operations of CSP and GBI for the period July 1, 1996 to December 31, 1996.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     INVESTMENT IN REAL ESTATE

     Real estate, property, and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Description                 Estimated Useful Lives

     Land                        Not depreciated
     Buildings                   15 to 27 1/2 years
     Equipment                   5 to 7 years
     Tenant Improvements         Corresponding term of tenant's lease

     Maintenance and repairs are expensed as incurred and improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation and/or amortization are removed from the accounts and the resulting gain or loss is reflected in operations in the period in which such sale or retirement occurs.

     The Company has adopted Statement of Financial Accounting Standard ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's consolidated financial statements.

     REVENUE RECOGNITION

     Rental revenue from real estate operations is recognized as earned, on a monthly basis.

     ORGANIZATION COSTS

     Costs related to the organization of the Company have been capitalized and are being amortized over a period of five years.

     INCOME TAXES

     Prior to completion of the Company's initial public offering, operations were conducted through the Company and a wholly owned subsidiary, ABP. No provision for income taxes was required at December 31, 1995 as losses had been incurred through that date.

     At the time of filing its U.S. income tax return for the year ended December, 31, 1996, the Company will make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning January 1, 1996. Based on the advice of its special counsel, the Company believes that it will qualify as a REIT. As a REIT, the Company generally would not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated 1996 financial statements.

     Certain of the Company's subsidiaries are subject to certain state excise taxes. The provision for such state taxes has been reflected in general and administrative expense in the consolidated statement of operations and has not been separately stated due to its insignificance.

     For federal income tax purposes, the cash dividend paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Dividends paid for the year ended December 31, 1996 totaling $456,347 are characterized 93.15% ($.307 per share) as ordinary income and 6.85% ($.023 per share) as return of capital. The dividends paid as ordinary income represent a distribution of earning and profits (as defined under the Code) of the Company's subsidiaries prior to their inclusion in the REIT.

     SHARE BASED COMPENSATION

     In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria. During the year ended December 31, 1996, the Company issued options to purchase 10,000 shares of its common stock (Note 5). The effect of this issuance on pro forma net income and earnings per share is not material.

     DEFERRED FINANCING COSTS

     Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans on a basis which approximates the interest method. Accumulated amortization of deferred financing costs was $46,955 at December 31, 1996. Unamortized deferred financing fees are written-off when debt is retired before the maturity date.

     CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash in banks in excess of federally insured amounts.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     LOSS PER COMMON SHARE

     Loss per common share is computed based on the weighted average number of common shares outstanding during each period. Common shares issued prior to completion of the Company's initial public offering are considered outstanding for all periods presented. Common stock equivalents, consisting of warrants and options, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 amounts to conform to classifications adopted in 1996.


NOTE 2 - INVESTMENTS IN REAL ESTATE

     On August 23, 1995, pursuant to a purchase and sale agreement, effective as of July 1, 1995, the Company issued an aggregate of 84,000 shares of its common stock to CBP in exchange for an industrial warehouse property located in Denver, Colorado (the Broadway property), and assumption of the underlying mortgage on that property. Upon consummation of the agreement, the Company immediately conveyed the property to ABP which was formed to own and operate the Broadway property as a wholly owned subsidiary of the Company.

     The acquisition has been accounted for in a manner similar to a pooling of interests, and all historical information has been reflected at predecessor cost. The general partner of CBP was a thirty-four percent beneficial stockholder of the Company at the time of the exchange. Of the shares issued to acquire the Broadway property, CBP transferred 14,000 shares as a real estate commission to a real estate brokerage firm owned by the beforementioned general partner/ stockholder.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - INVESTMENTS IN REAL ESTATE (CONTINUED)

     In October 1996, upon completion of the Company's initial public offering, and effective as of July 1, 1996, the Company acquired 100% of the outstanding common stock of both CSP and GBI pursuant to a purchase and sale agreement entered into July 14, 1995, as amended April 24, 1996, with Consolidated American Properties, Ltd. (CAP), a Colorado limited partnership. The purchase price for the shares is an aggregate $3,325,000 allocated $2,604,000 to the CSP shares and $721,000 to the GBI shares. At closing, the Company paid $3,017,541, as follows:


     Purchase price, per contract              $ 3,325,000
     Closing adjustments                           482,505
                                               -----------

     Purchase price                              3,807,505
     Note receivable from CAP                     (789,964)
                                              ------------

     Cash paid at closing                        3,017,541
     Cash acquired                                (248,389)
                                               -----------

     Cash paid, net of cash acquired           $ 2,769,152
                                               ===========


     Depreciation expense related to the investment in real estate was $40,469 and $290,620 for the years ended December 31, 1995 and 1996, respectively.


NOTE 3 - MORTGAGES PAYABLE

     Mortgages payable are collateralized by substantially all properties and require monthly principal and interest payments. Following is a summary of the Company's mortgages payable at December 31, 1996:

     Mortgage payable to United Companies Lending Corp. Interest at 8.5%, due in monthly installments of $9,920 through
       September 1998, at which time a balloon payment of
       $1,144,945 is due.  Collateralized by the industrial
       warehouse property in Denver, Colorado.                    $ 1,178,595

     Mortgage  payable  to Fox  Cities  Bank,  maturing
       October  1, 2019. Interest at 8.5% through
       October 1997, with an annual adjustment thereafter
       not to exceed 1%;  current monthly installment of
       $16,910. Collateralized by an office
       building in Appleton, Wisconsin.                             2,043,595

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MORTGAGES PAYABLE (CONTINUED)

      Mortgages payable to AIG Mortgage Finance Company, Inc.
        Interest at 9.9%, due in monthly  installments of
        $41,212 based on a 20 year amortization  through
        March  1,  2000 at which  time a  balloon payment
        of $3,875,470 is due. Collateralized by four
        self-storage facilities in Denver, Colorado.                4,175,805
                                                                  -----------

                                                                  $ 7,397,995
                                                                  ===========


     As of December 31, 1996, the scheduled maturities of all mortgages payable are as follows:

                    1997                         $   134,833
                    1998                           1,285,670
                    1999                             139,319
                    2000                           3,932,778
                    2001                              42,508
                    Thereafter                     1,862,887
                                                 -----------

                                                 $ 7,397,995
                                                 ===========

NOTE 4 - STOCKHOLDERS' EQUITY

     In August 1995 the Company issued 84,000 shares of its common stock in exchange for an industrial warehouse property (See Note 2). Under the terms of the acquisition agreement, the transferror was entitled to return the 84,000 shares received if a public offering of the Company common stock was not completed by December 31, 1996. Accordingly, the shares issued had been classified as "redeemable common stock" at December 31, 1995.

     On October 17, 1995 the Company effected a 2-for-1 stock split and increased the authorized number of common shares to 10,000,000 from 6,000,000. The Company did not change the par value of the stock. All information in these notes and the accompanying consolidated financial statements gives retroactive effect to the 2-for-1 stock split.

     In June 1996 the Company completed a private placement offering of 1,500,000 Warrants to purchase common stock of the Company at a purchase price of $.10 per warrant. Each warrant entitles the holder to purchase one share of restricted common stock of the Company at an exercise price of $5.40 per share. The warrants are exercisable for a period of four years, commencing November 13, 1996. Proceeds from the offering were $150,000, before offering costs of $8,008.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

     In October 1996, the Company completed the sale of common stock and warrants in its initial public offering, at offering prices of $5.00 and $.10, respectively. The warrants are exercisable at a price of $5.40 per share for a period of four years, commencing November 13, 1996. The aggregate net proceeds from the offering were $4,539,572 for 1,098,870 shares of common stock and 549,435 warrants. In conjunction with the offering, the Company sold to the underwriter, at a nominal cost, warrants to purchase 164,831 shares of common stock at a price of $8.25 per share, for a period of four years commencing October 29, 1996.


NOTE 5 - STOCK OPTION PLAN

     In May 1995, the Board of Directors approved the 1995 Stock Option Plan (the "Option Plan"). Pursuant to the Option Plan, the Company may grant options to purchase an aggregate of 130,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Option Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. Directors who are not also employees of the Company ("Outside") automatically receive options to purchase 12,000 shares pursuant to the Option Plan at the time of their election as an Outside Director. None of these options are exercisable at the time of grant. Options to purchase 4,000 shares become exercisable for each Outside Director on December 30 of each of the first three years immediately following the date of grant of the options to that Outside Director. The exercise price for options granted to Outside Directors is the fair market value of the common stock on the date of grant, and all options granted to Outside Directors expire five years from the date of grant. On the date that all of an Outside Director's options have expired, options to purchase an additional 12,000 shares, none of which is exercisable at that time, shall be granted to that Outside Director.

     At December 31, 1996 the status of outstanding options granted pursuant to the Company's Stock Option Plan was as follows:

                                                                                Unvested
                           Grant        Options     Options       Options       Exercise
                           Date         Granted      Vested     Outstanding      Price
                           ----         -------      ------     -----------      -----

Outside Directors      May 20, 1995     36,000       24,000        12,000         $5

Director / Officer     May 20, 1995     20,000        8,000        12,000         $5
                       Dec. 9, 1996     10,000        2,000         8,000         $5




                                   F - 13

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASE AGREEMENTS

     The following table summarizes future minimum base rent to be received under noncancelable tenant leases for the Company's commercial properties expiring each year, as of December 31, 1996:

                    1997                      $  955,831
                    1998                         783,726
                    1999                         516,444
                    2000                         238,845
                    2001                         129,480
                    Thereafter                    43,013
                                              ----------

                                              $2,667,339
                                              ==========


     The leases also provide for additional rent based on increases in operating expenses. These increases are generally payable annually in the succeeding year. The Company's self-storage facilities are generally leased on a month to month basis, and are therefore not included in the above table.


NOTE 7 - FINANCIAL INSTRUMENTS

     FAIR VALUE

     The Company's financial instruments include short-term investments, tenant accounts receivable, accounts payable, other accrued expenses and mortgage loans payable. The fair values of these financial instruments were not materially different from their carrying or contract values.

     CONCENTRATIONS OF CREDIT RISK

     The Company leases office and warehouse facilities to commercial businesses in Colorado and Wisconsin. The terms of the leases generally require basic rent payments at the beginning of each month. Credit risk associated with the lease agreements is limited to the amount of rents receivable from tenants less any related security deposits. The Company's self-storage facilities are generally leased on a monthly basis. Credit risk associated with these leases is limited to the amounts of rents receivable.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash
     equivalents.   The  Company   maintains  cash  accounts  at  two  financial
     institutions. The Company periodically evaluates the credit worthiness of these financial institutions, and maintains cash accounts only in large high quality financial

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - FINANCIAL INSTRUMENTS (CONTINUED)

     institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. Cash equivalents consist of commercial paper and repurchase agreements of large credit worthy companies thereby minimizing exposure to credit risk.


NOTE 8 - COMMITMENTS

     On July 14, 1995, as amended April 24, 1996, the Company entered into an agreement with a real estate brokerage firm beneficially owned by an individual who is the special representative to CAP and is an approximate 4.9% beneficial stockholder of the Company. Pursuant to the agreement, the Company shall have the first right of refusal to participate in any and all real estate transactions involving commercial and industrial real estate which has been offered to the real estate brokerage firm or the individual. The agreement is for a period of one year, commencing upon the closing of the initial public offering of the Company's common stock unless terminated at an earlier date.

     Effective as of January 1, 1996, the Company entered into a one year employment agreement with its President. This agreement subsequently was extended through December 31, 1997. Pursuant to the agreement, during 1997 the President will be paid an annual salary of $100,000 and medical reimbursement of up to $6,000 annually. In 1996, the President was paid a salary of $90,000 together with a one-time bonus of $5,000 based on the Company's securities becoming registered under the Securities Exchange Act of 1934.


NOTE 9 - RELATED PARTY TRANSACTIONS

     The Company's properties are managed, under a management agreement, by an entity whose beneficial majority shareholder is a founder of the Company. The entity manages all aspects of property operations, including leasing, bookkeeping, and other matters. For these services, the Company is charged a fee of 5% of gross revenues plus 5% of all personnel costs. During the years ended December 31, 1995 and 1996, $10,988 and $66,735, respectively, were incurred under the management agreement.

     During the years ended December 31, 1995 and 1996, the Company paid a fee for accounting and clerical services of $500 per month to an entity controlled by the former president/present stockholder and founder of the Company.

     On June 15, 1995 the Company executed a promissory note with Electro-Media of Colorado, Inc. (Electro) to borrow up to $125,000. Electro was, and is still, owned and controlled by the spouse of an individual who was a major beneficial shareholder of the Company at the time such loan was made. The note is unsecured and was due, with interest at 11% per annum, on

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

     or before December 31, 1996. As of December 31, 1995, $125,000 in advances had been made on the note and $3,451 in accrued interest thereon was due. An additional $75,000 was loaned to the Company in 1996 under the same terms and conditions as the original loan. The total amount due, including interest of $16,125, was repaid in October 1996.

     The Company's subsidiaries, CSP and GBI, loaned their former parent, CAP, an aggregate $385,000 during the period July 1, 1996, effective date of the acquisition, through October 29, 1996, date of closing of the acquisition. The amount loaned, including loans made prior to July 1, 1996, was repaid together with interest at 9% per annum as an adjustment to closing (See
     Note 2).


NOTE 10 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)


     The following pro forma condensed statement of operations for the year ended December 31, 1996 is presented as if the initial offering of the Company's common stock and related transactions and acquisitions of CSP and GBI had occurred at January 1, 1996 and therefore includes pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1996, or to project results for any future period.

     Pro Forma Condensed Statement of Operations (Unaudited)

     Total revenues                                    $ 2,367,444
                                                       -----------

     Property expenses                                     778,509
     General and administrative expense                    344,504
     Interest expense                                      706,046
     Depreciation and amortization                         566,384
                                                       -----------

     Total expenses                                      2,395,443

     Net (loss)                                        $   (27,999)
                                                       ===========

     Net (loss) per common share                       $      (.02)
                                                       ===========

     Weighted average number of common
        shares outstanding                               1,382,870
                                                        ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 10, 1995, the Company engaged Wheeler Wasoff, P.C. as the Company's independent accountant to replace HEIN + ASSOCIATES LLP, which was dismissed by the Company on that date. The change of accountants was approved by the Board of Directors of the Company. HEIN + ASSOCIATES LLP had not issued a report on the Company's financial statements. There have been no disagreements with HEIN + ASSOCIATES LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors And Executive Officers
--------------------------------

     The officers and directors of the Company are as follows:

Name                       Age            Positions
----                       ---            ---------
James F. Etter              53            President; Chief Financial Officer;
                                          and Director
Charles R. Hoffman          60            Chairman Of The Board
John A. Labate              48            Director
Robert J. McFann            79            Director; and Secretary


     James F. Etter has served as President of the Company since May 1995, as a director since December 1995, and as Chief Financial Officer since July 1996. From 1994 until he joined the Company, Mr. Etter acted as a consultant with respect to acquisitions. Mr. Etter served as President and Chief Executive Officer of Recycling Management Company from 1990 until 1994. From 1988 until 1990, Mr. Etter acted as a real estate consultant, completing an intensive review and evaluation of financial and data processing needs for Litchfield By The Sea, a prominent real estate development/resort project and establishing a new real estate and property management company near the Wild Dunes Resort. From 1985 until 1988, Mr. Etter served as Vice President, Chief Financial Officer for Resort Operations, and President of Wild Dunes Real Estate, Inc. Mr. Etter also assisted in establishing a chain of restaurants when he served as President and Chief Executive Officer of BEST Food Systems, Inc., a franchisee of GD Ritzy's. He also served as Vice President of Finance for Braswell Shipyards, Inc., assisting with negotiations for a $28 million financing package with multiple lenders. In addition, Mr. Etter has been the chief financial officer of Sam Solomon & Company, a public company which subsequently was acquired by Service Merchandise & Company, and a principal at Arthur Young & Company, now known as Ernst & Young, an international accounting firm. Mr. Etter received his Masters of Business Administration and his Bachelors of Business Administration from the University of Cincinnati.

     Charles R. Hoffman has served as a director of the Company since August 1994. Mr. Hoffman has served as a member of the Audit Committee of the Board of Directors since July 1995. In July 1994, Mr. Hoffman retired as President of Texaco Pipeline Inc. In that capacity he had executive responsibility for more than 1200 employees and over 2,900 miles of pipeline. He also has experience in the crude oil terminal and transportation business with companies such as Getty Pipeline, Inc., Getty Trading And Transportation Company, and Skelly Pipe Line, Inc. He has served on the boards of directors of a number of pipeline systems and as president of two pipeline systems. Mr. Hoffman received his Bachelor of Science and Masters of Science/Civil Engineering degrees from the Missouri School Of Mines And Metallurgy.

     John A. Labate has served as a director of the Company since May 1995. Mr. Labate has served as a member of each of the Audit Committee and of the Acquisition Committee of the Board of Directors since July 1995. Mr. Labate has served as Chief Financial Officer since June 1995 and since

January 1992 as the Vice President - Finance, Secretary, and Treasurer of Crown Resources Corporation, a publicly traded, Denver, Colorado based international gold mining and exploration company. From 1987 through 1991, Mr. Labate served as Corporate Controller of Bond International Gold, Inc., a New York Stock Exchange listed international mining and processing company based in Denver, Colorado. Prior to 1987, Mr. Labate served as controller and manager of other mining companies and equipment manufacturing companies. Mr. Labate received his Bachelor of Science degree in accounting from San Diego State University.

     Robert J. McFann has served as a director of the Company since August 1994 and as Secretary since May 1995. Mr. McFann has served as a member of the Acquisition Committee of the Board of Directors since July 1995. Mr. McFann is presently retired after selling Hy Grade Meat Company, a family company, to his sons. Hy Grade grew to a mid-sized hotel and restaurant supply house under his direction. Prior to this, he worked for Cudahy Meat Company in its sales department as well as other positions. He has served on the Board of Directors of the Bank Of Aurora and for several years managed a diverse family owned investment portfolio of commercial real estate, family owned businesses and other investments.

Committees
----------

     The Board Of Directors maintains an Audit Committee and an Acquisition Committee. The Audit Committee was formed to perform the following functions: recommend to the Board Of Directors the independent auditors to be employed; discuss the scope of the independent auditors' examination; review the financial statements and the independent auditors' report; solicit recommendations from the independent auditors regarding internal controls and other matters; review all related party transactions for potential conflicts of interest; make recommendations to the Board Of Directors; and perform other related tasks as requested by the Board. The Acquisitions Committee was formed to perform the following functions: recommend to the Board Of Directors an acquisitions policy and strategy; review and update the acquisitions policy and strategy periodically; review proposed acquisitions and make recommendations to the Board concerning those acquisitions; review past acquisitions and make recommendations to the Board; and perform other related tasks as requested by the Board. The current members of the Audit Committee are Messrs. Hoffman and Labate, and the current members of the Acquisition Committee are Messrs. Labate and McFann.

Classification Of The Board Of Directors
----------------------------------------

     The Board Of Directors of the Company is divided into three classes, designated Class 1, Class 2 and Class 3. Directors from each class are elected once every three years for a three-year term. John Labate and James Etter serve as the Class 1 directors, Charles Hoffman serves as the Class 2 director, and Robert McFann serves as the Class 3 director.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table
--------------------------

     The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's current and former President. No employee of the Company received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                                                Annual Compensation

                                                                           Long-Term
                                                                            Compen-           Other Annual
Name and                 Fiscal Year             Salary         Bonus       sation             Compen-
Principal Position       Ended                   ($)(1)         ($)         Options           sation ($)
------------------       -----------             -------        -----       -------           ----------
James F. Etter,          1996                    $90,000        5,000       10,000            $6,000(2)
President
                         1995                    $42,000          -0-       20,000            $17,400(3)

                         1994                    $    -0-         -0-           -0-                -0-

C.J. Hedlund, Former     1996                    $    -0-         -0-           -0-                -0-
President
                         1995                    $    -0-         -0-           -0-                -0-

                         1994                    $ 6,000          -0-           -0-                -0-

---------------
(1)  The dollar value of base salary (cash and non-cash) received.
(2)  $6,000 to reimburse for medical insurance coverage.
(3) $15,000 to reimburse for moving expenses and $2,400 to reimburse for medical insurance coverage.

Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1996 to the Company's President. See "-Employment Contracts And Termination Of Employment And Change-In-Control Arrangements-1995 Stock Option Plan", and "--Option Grants", below.

                               Option Grants For Fiscal Year Ended December 31, 1996

                                          % of Total
                                         Options Granted
                         Options         to Employees in        Exercise or Base        Expiration
Name                     Granted (#)     Fiscal Year            Price ($/Sh)            Date
----                     -----------     -----------            ------------            ----
James F. Etter           10,000          100%                   $5.00/share             12-31-01
  President

                                       23

Aggregated Option Exercises And Fiscal Year-End Option Value Table.
-------------------------------------------------------------------

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended December 31, 1996 by the Company's President, and the fiscal year-end value of unexercised options held by the President.

                                            Aggregated Option Exercises
                                      For Fiscal Year Ended December 31, 1996
                                            And Year-End Option Values
                                                                                          Value of
                                                                                          Unexercised
                                                                  Number of               In-The-Money
                                                                  Unexercised Options     Options at
                                                                  at Fiscal               Fiscal Year-End
                                                                  Year-End (#)(3)         ($) (4)
                     Shares
                     Acquired on           Value                  Exercisable/            Exercisable/
Name                 Exercise (#) (1)      Realized ($) (2)       Unexercisable           Unexercisable
-------------------- ----------------      -------------------    ----------------        -------------
James F. Etter       -0-                   -0-                    10,000/20,000           Not applicable(5)
  President


----------------

(1) The number of shares received upon exercise of options during the fiscal year ended December 31, 1996.

(2) With respect to options exercised during the Company's fiscal year ended December 31, 1996, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 1996 separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 1996, the aggregate dollar value of the excess is the market value of the stock underlying those options over the exercise price of those unexercised options. For purposes of this table, the market value used for the Common Stock is its closing sales price on December 31, 1996 of $3.4375 per share as reported on the Nasdaq SmallCap Stock Market.

(5) The option exercise price of $5.00 per share is greater than the closing sales price of $3.4375 for the Common Stock on December 31, 1996 as reported on the Nasdaq SmallCap Stock Market. The unexercised options therefore were not "in-the-money" and did not have any value on December 31, 1996.

Employment  Contracts  And  Termination  Of  Employment  And   Change-In-Control
Arrangements
--------------------------------------------------------------------------------

     Employment Agreement With James F. Etter. The Company entered into an Employment Agreement with James F. Etter effective as of January 1, 1996, which was amended effective as of January 1, 1997. Pursuant to the Employment Agreement, Mr. Etter will serve as the President and Chief Executive Officer of the Company and will devote substantially all his business time to the Company. For the 1996 fiscal year, the Employment Agreement provided for the payment of salary at the rate of $7,500 per month and a bonus of $5,000 to be paid at the time that the Company's securities became publicly traded. This occurred in November 1996. The Agreement also provides that the Company will reimburse Mr. Etter for up to $500 per month of medical insurance premiums paid by Mr.
Etter.

     Pursuant to the amendment to the Employment Agreement effective as of January 1, 1997, Mr. Etter's salary was increased to $8,333 per month and the Company agreed to consider paying Mr. Etter a bonus at the end of each year of the Employment Agreement, which bonus will be at the discretion of the Board and will be based on criteria determined by the Board. At the time of amending the Employment Agreement, the Board also granted to Mr. Etter options to purchase 10,000 shares of Common Stock. See below, "--Option Grants".

     If the Company is acquired by another company, and if the acquiring company does not offer Mr. Etter a position in the Denver area at a salary level equal to or greater than his then current salary, then all unexercised stock options held by Mr. Etter would immediately become exercisable, and the Company would pay Mr. Etter a bonus equal to one year's salary.

     As the Company's operations are instituted, it is anticipated that additional personnel and outside consultants may be hired.

     1995 Stock Option Plan. Pursuant to the Company's 1995 Stock Option Plan (the "Option Plan"), the Company may grant options to purchase an aggregate of 130,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Option Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. With respect to options granted to persons other than directors of the Company who are not also employees of the Company, the Option Plan is administered by an option committee that determines the terms of the options subject to the requirements of the Option Plan. Directors of the Company who are not also employees of the Company ("Outside Directors") automatically receive options to purchase 12,000 shares pursuant to the Option Plan at the time of their election as an Outside Director. These options held by Outside Directors are not exercisable at the time of grant, but options to purchase 4,000 shares become exercisable for each Outside Director on December 30 of each of the first three years immediately following the date of grant of the options to that Outside Director. The exercise price for options granted to Outside Directors is the fair market value of the Common Stock on the date of grant, and all options granted to Outside Directors expire five years from the date of grant. On the date that all of an Outside Director's options have become exercisable, options to purchase an additional 12,000 shares, which are not exercisable at the time of grant, shall be granted to that Outside Director. In May 1995, the Outside Directors were granted an aggregate of 48,000 options with an exercise price of $5.00 per share pursuant to the Option Plan, 12,000 of which subsequently expired without being exercised.

     Compensation Of Outside Directors. Outside Directors are paid $250 per month plus $300 for each meeting of the Board Of Directors that they attend. Directors also will be reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company. In addition, each director who is not an employee automatically receives options to purchase shares of Common Stock pursuant to the Option Plan. See above, "-1995 Stock Option Plan".

     Option Grants. In addition to the automatic grants of options to Outside Directors described above in "-1995 Stock Option Plan", incentive stock options have been granted to Mr. Etter pursuant to the Company's Stock Option Plan on two occasions. In May 1995, the Company granted to Mr. Etter options to acquire up to 20,000 shares of the Company's Common Stock at an exercise price of $5 per share. 4,000 of these options became exercisable on each of December 30, 1995 and 1996, an additional 4,000 of these options become exercisable on each of December 30, 1997, 1998 and 1999, and all of these options expire on May 20, 2000. On December 9, 1996, the Company granted to Mr. Etter options to purchase up to an additional 10,000 shares of Common Stock at an exercise price of $5 per share. The last sale price for the Company's Common Stock on the Nasdaq SmallCap Stock Market on December 9, 1996 was $4.50. 2,000 of these options became exercisable on December 30, 1996, an additional 2,000 of these options become exercisable on each of December 30, 1997, 1998, 1999 and 2000, and all of these options expire on December 9, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes certain information as of March 10, 1997 with respect to the beneficial ownership of the Company's common stock (i) by the Company's directors, (ii) by stockholders known by the Company to own 5% or more of the Company's Common Stock, and (iii) by all officers and directors as a group.



                                                As Of March 10, 1997
                                        -------------------------------------

                                                           Percentage Of Class
Name And Address Of Beneficial Owner    Number Of Shares    Beneficially Owned
------------------------------------    ----------------    ------------------

Charles R. Hoffman                           40,300(1)            2.3%
208 Somerset
Bentonville, Arizona 72712

John A. Labate                                8,000(1)            0.6%
5260 South Beeler Court
Englewood, Colorado  80111

Robert J. McFann                             87,000(1)            6.2%
3260 Zephyr Court
Wheat Ridge, Colorado 80033

James F. Etter                               32,600(2)            2.3%
7100 Grandview Avenue
Suite 1
Arvada, Colorado 80002

C.J. Hedlund                                118,130(3)            8.4%
2296 Augusta Drive
Evergreen, Colorado 80439

S. Kris Bandal                               98,000(4)            7.1%
6043 Hudson Road, #140
Woodbury, Minnesota 55126

Weston Associates Inc.                      146,200(5)           10.3%
855 S. Newcombe Way
Denver, Colorado 80226

All Officers And Directors
As A Group (Four Persons)                  167,900(1)(2)         11.8%

-----------

(1) Includes or consists of options to purchase 8,000 shares of Common Stock that currently are exercisable, that were granted to each Outside Director pursuant to the Option Plan. See "ITEM 10. EXECUTIVE COMPENSATION--1995 Stock Option Plan." Also includes 4,000 currently exercisable common stock purchase warrants ("Warrants") for Robert J. McFann.

(2) Consists of an aggregate of 17,100 shares of Common Stock owned by Mr. Etter, his wife, and minor daughter, 10,000 shares of Common Stock issuable upon one exercise of currently exercisable options, and 4,000 shares of Common Stock issuable upon the exercise of Warrants. See "ITEM 10. EXECUTIVE COMPENSATION--Employment Contracts And Termination Of Employment And Change-In-Control Arrangements--Option Grants".

(3) Includes 8,090 shares over which Mr. Hedlund has sole voting power and an additional 91,540 over which he has shared voting power as disclosed in a
     Schedule 13D dated March 5, 1997 provided to the Company by Mr. Hedlund. Also includes 18,500 shares issuable upon the exercise of Warrants over which Mr. Hedlund has shared voting power.

(4) Consists of 98,000 shares over which Mr. Bandal has sole voting power as disclosed in a Schedule 13D dated March 5, 1997 provided to the Company by Mr. Bandal.

(5) Includes 108,000 shares over which Weston Associates Inc. ("Weston") has sole voting power as disclosed in a Schedule 13D dated November 5, 1996 provided to the Company by Weston. Also includes 38,200 shares issuable upon the exercise of Warrants over which Weston has sole voting power.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has been involved in the following transactions with its current and past directors and officers and by persons known by the Company to be the beneficial owners of 5% or more of the Company's Common Stock.

     Transactions With Founder. C.J. Hedlund was a founder, former President and a former director of the Company and currently is the beneficial owner of 8.4% of the Company's Common Stock. See, "ITEM 11. Security Ownership Of Certain Beneficial Owners And Management". He resigned from his positions as President and from his position of a director in March 1994 in order to reduce conflicts of interest with the Company and to pursue other matters. Mr. Hedlund has interests in certain of the transactions with the Company that are described below.

     Stock Transactions With Promoters, Initial Officers, Directors And Affiliates. In August 1993, the Company issued an aggregate of 100,000 shares of Common Stock at a purchase price of $.005 per share in connection with the formation of the Company. 62,000 of these shares were issued to C. J. Hedlund and certain persons with whom he is affiliated, and 4,000 of these shares were issued to each of Mr. Hedlund's two adult sons. Subsequently, Mr. Hedlund returned 32,000 shares to the Company, Mr. Hedlund's wife returned 6,000 shares to the Company, and an unrelated party returned an additional 12,000 shares to the Company. The shares were returned to the Company in order to make the Company's capital structure more desirable for a public offering, and the Company did not compensate the transferors. In December 1995, the Maxine G. Hedlund Trust, a living trust of which Maxine Hedlund, the wife of C.J. Hedlund, is the beneficiary, sold 33,000 shares of the Company's Common Stock to Robert
J. McFann and Wandeline McFann for $4.50 per share. Mr. McFann is a director and the Secretary of the Company.

     Ownership Of Consolidated Broadway Properties, Ltd. In August 1995, pursuant to a Purchase And Sale Agreement (the "Broadway Agreement") with Consolidated Broadway Properties, Ltd. ("CBP"), the Company acquired the industrial office/showroom building located at 5961 Broadway, Adams County, Colorado (the "Broadway Property"). As consideration for the Broadway Property, the Company issued 84,000 shares of its Common Stock to CBP and assumed a mortgage in the original face amount of $1,232,000, which had an outstanding principal balance of $1,205,000 at July 1, 1995. CBP previously had purchased the Broadway Property on October 1, 1993 for aggregate consideration of $1,332,000, consisting of a cash payment of $83,418 and the assumption of $1,232,000 in debt. The price paid by CBP in 1993 was determined through negotiations between CBP and the prior owner. Mr. Hedlund is the general partner of CBP. Continental Western Services, Inc., an entity of which Mr. Hedlund's wife is the President, a director and a 34 percent shareholder, owned 56.8% of CBP at the time of the Company's acquisition of the Broadway Property. Also at that time, Charles Hoffman and Robert McFann, who are directors of the Company, owned approximately 2.2% and 2.5%, respectively, of CBP. In December 1995, the 84,000 shares of the Company's Common Stock received by CBP in exchange for the Broadway Property were assigned pro rata to the partners of CBP. Mr. Hoffman, together with his wife received 6,300 shares of the Company's Common Stock, and Mr. McFann received 7,000 shares, from the pro rata assigned made by CBP in December 1995. In December 1995, Continental Western Services, Inc., which received 55,160 shares of the Company's Common Stock from the CBP pro rata assignment, sold 53,620 of those shares to three purchasers, one of whom was a former director of the Company and one of whom already was a shareholder of the Company at that time. The purchase price paid was $4.50 per share.

     Property Management; Administrative Services. The Company has entered into property management contracts pursuant to which AmeriCo manages the Properties. These agreements are effective as of each date on which the Company acquired the respective Property. Although the property management contracts do not provide for changes to their terms, the Company can terminate any of them after one year from their respective effective dates. AmeriCo will receive 5% of the gross rental income, reimbursement of the cost of any on-site personnel, and an amount equal to 5% of the total costs related to on-site personnel. See above "ITEMS 1. and 2. DESCRIPTION OF BUSINESS AND PROPERTY-Property Management Contracts". In addition, the Company has entered into an agreement with AmeriCo pursuant to which AmeriCo provides the Company with accounting and clerical services as well as general office support, including telephone, fax, and other services, for an aggregate cost of $500 per month. C.J. Hedlund beneficially owns 51% of the outstanding common stock of AmeriCo.

     Property Acquisition; Brokerage Services. C.J. Hedlund, the Company, and Colorado Bighorn entered into an agreement effective as of October 30, 1996 pursuant to which Mr. Hedlund and Colorado Bighorn have granted to the Company the right of first refusal to participate in any real estate transaction in which Mr. Hedlund, Colorado Bighorn, or any of their affiliated entities is involved or for which Mr. Hedlund, Colorado Bighorn, or any of their affiliated entities otherwise receives compensation, except that the right of first refusal will not apply to any proposed transaction that relates solely to their serving in a brokerage function, such as a listing or selling broker. Also as part of this transaction, the Company entered into broker listing agreements with Colorado Bighorn pursuant to which Colorado Bighorn will serve as the Company's broker for all purchase and sale transactions during the period of the agreement. Pursuant to these listing agreements, the Company will pay Colorado Bighorn a standard real estate commission for each purchase or sale transaction entered into by the Company, including those pursuant to the right of first refusal granted to the Company by Mr. Hedlund and Colorado Bighorn. This agreement and the listing agreements are for one year terms beginning on October 30, 1996. The agreement may be terminated by the Company earlier than the end of the one year period in the event that either Mr. Hedlund or Colorado Bighorn Corporation does not perform its duties satisfactorily, as determined by the Board of Directors of the Company in its sole discretion. In addition, this agreement and the listing agreements may be renewed by the Company, at its election, for five additional one year terms. Mr. Hedlund is the beneficial owner of Colorado Bighorn.

     Purchase Of The Stock Of CSP And GBI. The Purchase Agreement, to purchase the stock of CSP, which owned the Self-Storage Facilities, and the stock of GBI, which owned the Giltedge Office Building, could be deemed to be the result of non-arms-length negotiations although the current Board Of Directors of the Company, which is not under the direct or indirect control of C.J. Hedlund, believes its terms were fair to the Company. The Purchase Agreement originally was entered into in July 1995 when C.J. Hedlund beneficially owned approximately 25% of the Company's outstanding Common Stock and therefore was considered an affiliate of the Company. Pursuant to the terms of the Purchase Agreement as originally executed in July 1995, if the Company did not obtain sufficient financing by June 30, 1996 to consummate the transactions contemplated by the Purchase Agreement, then the Purchase Agreement would have terminated without any obligations or liabilities accruing to the Company. In 1996, the Company, under the direction of a Board Of Directors that was acting independently and that was not under the direct or indirect control of C.J. Hedlund, and at a time after C.J. Hedlund's interests had been reduced to less than five percent of the Company's outstanding Common Stock, determined to amend and extend the closing deadline date under the Purchase Agreement from June 30, 1996 to September 30, 1996 and again to December 31, 1996 because the Board believed the Purchase Agreement was in the best interests of the Company. If the Board had concluded otherwise (i.e., that the Purchase Agreement was not in the Company's best interests), it could have let the Purchase Agreement terminate by its terms on June 30, 1996. The respective purchase prices were $2,604,000 for the stock of CSP and $721,000 for the stock of GBI. C. J. Hedlund is the former general partner, the current representative, and a 0.83% beneficial owner of the entity that was the Seller of the stock of CSP and GBI, and two directors of the Company, Messrs. Hoffman and McFann, beneficially owned 2.4% and 1.0%, respectively, of the Seller of the stock of CSP and GBI.

     Loans To The Company. During 1993 and 1994, Electro-Media of Colorado, Inc. ("Electro- Media") advanced the Company a total of $219,290 for organizational, operational, and other expenses. This amount was repaid, with interest of $10,157, in July 1994. During 1995, Electro-Media loaned the Company $125,000 for the Company's operating expenses prior to completion of the Company's initial Public Offering. The loan accrued interest at 11% per annum. An additional $75,000 was loaned to the Company in 1996 at the same interest rate of 11% per annum. The loans from Electro-Media totalling $200,000 were repaid, with interest of $16,125 as of October 30, 1996. At the time of these transactions, C.J. Hedlund was the Chairman of the Board of Directors, and his wife was the majority shareholder, of Electro-Media.

     Conflicts Of Interest Policies. The Company's Board of Directors and its officers are subject to certain provisions of Delaware law which are designed to eliminate or minimize the effects of certain potential conflicts of interest. In addition, the Bylaws provide that any transaction between the Company and an interested party must be fully disclosed to the Board Of Directors, and that a majority of the directors not otherwise interested in the transaction (including a majority of independent directors) must make a determination that such transaction is fair, competitive and commercially reasonable and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties.

     All future transactions between the Company and the Company's officers, directors and 5 percent stockholders will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company. The Company believes that by following these procedures it will be able to mitigate the possible effects of these conflicts of interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.
         ---------

                                  Exhibit Index

         Number            Description
         ------            -----------

         3.1(a) Certificate Of Incorporation filed with the Delaware Secretary Of State on August 25, 1993 is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         3.1(b) Amended and Restated Certificate Of Incorporation filed with the Delaware Secretary Of State on January 17, 1996 is incorporated by reference from

                    Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         3.2 Bylaws are incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.1(a) First Amended And Restated Purchase And Sale Agreement effective as of August 18, 1995 between the Company and Consolidated Broadway Properties, Ltd. ("CBP") is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.1(b) Amendment No. 1 To First Amended And Restated Purchase And Sale Agreement between the Company and CBP is incorporated by reference from Registrant's Registration Statement on
                    Form  SB-2  dated   August  30,   1996   (Registration   No.
                    333-5114-D).

         10.2 Form of Storage/Office Building Management Agreement between the Company and Americo Realty Services, Inc. is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.3(a) First Amended And Restated Purchase Agreement effective as of July 14, 1995 between the Company and Consolidated American Properties, Ltd. ("CAP") is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.3(b) Amendment No. 1 To First Amended And Restated Purchase Agreement between the Company and CAP is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.4(a) Agreement dated as of July 14, 1995 between and among the Company, C.J. Hedlund, and Colorado Bighorn Corporation is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.4(b) Amendment No. 1 To Agreement between and among the Company, C.J. Hedlund and Colorado Bighorn Corporation is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.5(a) Promissory Note dated as of June 15, 1995 from the Company to Electro-Media Of Colorado, Inc. is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.5(b) Amended And Restated Promissory Note from the Company to Electro-Media of Colorado, Inc. is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.6 Form of Employment Agreement dated as of January 1, 1996 between the Company and James F. Etter is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         16.1 Letter to Securities And Exchange Commission from the Company's former independent accountant, HEIN + ASSOCIATES LLP is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         27.1       Financial Data Schedule

     (b) Reports On Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERIVEST PROPERTIES INC.


Date:  March 17, 1997                  By: /s/ James F. Etter
                                          -------------------------------------
                                           James F. Etter, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                               Date
---------                          -----                               ----



  /s/ James F. Etter          President (Principal Executive     March 17, 1997
----------------------------- Officer); Chief Financial
James F. Etter                Officer (Principal Financial
                              and Accounting Officer) and
                              Director



  /s/ Charles R. Hoffman      Director                           March 17, 1997
-----------------------------
Charles R. Hoffman



  /s/ John A. Labate          Director                           March 17, 1997
-----------------------------
John A. Labate



  /s/ Robert J. McFann        Director                           March 17, 1997
-----------------------------
Robert J. McFann