Form 10QSB
period 1997-03-31
AMERIVEST PROPERTIES INC
filed 1997-05-15
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1997.

         OR

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from                to
                                         ------------      -------------

         Commission file number 1-14462

                           AmeriVest Properties, Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter.)


            Delaware                                      84-1240264
  --------------------------------                    ------------------
  (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification No.)


7100 Grandview Avenue, Suite 1
Arvada, Colorado                                             80002
-------------------------------                             --------
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

As of May 9, 1997 the Registrant had outstanding 1,382,870 shares of common stock, per value $.001.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                    AMERIVEST PROPERTIES INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 March 31, 1997



                                Table of Contents

                                                                       Page No.
Part I

Item 1.   Financial Statements
              Balance Sheets as of December 31, 1996 and
                 March 31, 1997                                            3
              Statements of Operations for the Three Months
                 Ended March 31, 1996 and 1997                             4
              Statements of Cash Flows for the Three Months Ended
                 March 31, 1996 and 1997                                   5
              Notes to Financial Statements                                6


Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             7



Part II

Item 5.   Other Information                                               9

Item 6.   Exhibits and Reports on Form 8-K                                9



                          AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


                  ASSETS
                                                         December 31,      March 31,
                                                             1996            1997
                                                         ------------    ------------
                                                                          (Unaudited)
ASSETS
  Investment in real estate
   Land                                                  $  2,374,808    $  2,374,808
   Buildings and improvements                              11,975,946      11,975,946
   Furniture, fixtures and equipment                          225,099         225,099
   Tenant improvements                                        512,725         515,733
     Less accumulated depreciation and amortization        (4,573,871)     (4,709,954)
                                                         ------------    ------------

        Net Investment in Real Estate                      10,514,707      10,381,632

   Cash and cash equivalents                                1,230,640       1,305,088
   Tenant accounts receivable                                  30,014          52,721
   Deferred financing costs, net                              111,139         104,877
   Prepaid expenses and other assets                           49,580          62,794
                                                         ------------    ------------

                                                         $ 11,936,080    $ 11,907,112
                                                         ============    ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Mortgage loans payable                                $  7,397,995    $  7,365,438
   Accounts payable and accrued expenses                       52,765          45,354
   Accrued interest                                            57,273          57,020
   Accrued real estate taxes                                  240,411         266,985
   Prepaid rents and security deposits                         99,133          81,594
   Dividends payable                                             --           155,573
                                                         ------------    ------------

     Total Liabilities                                      7,847,577       7,971,964
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
     Authorized - 10,000,000 shares
     Issued and outstanding - 1,382,870                         1,383           1,383
   Capital in excess of par value                           4,256,101       4,256,101
   Distribution in excess of accumulated earnings            (168,981)       (322,336)
                                                         ------------    ------------

        Total Stockholders' Equity                          4,088,503       3,935,148
                                                         ------------    ------------

                                                         $ 11,936,080    $ 11,907,112
                                                         ============    ============

                                       3

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          Three Months Ended
                                                               March 31
                                                    ----------------------------
                                                        1996            1997
                                                    ----------------------------
                                                             (unaudited)

REAL ESTATE OPERATING REVENUE
   Rental revenue
     Commercial properties                          $   59,088        $  290,669
     Storage properties                                   --             313,094
                                                    ----------        ----------
                                                        59,088           603,763
                                                    ----------        ----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
     Operating expenses                                    915           120,997
     Real estate taxes                                   8,291            60,182
     Management fees - related                           4,454            31,839
   General and administrative                           40,574            87,632
   Interest                                             28,974           171,347
   Depreciation and amortization                        10,142           142,495
                                                    ----------        ----------

                                                        93,350           614,492
                                                    ----------        ----------

OTHER INCOME
   Interest income                                        --              12,947
                                                    ----------        ----------

NET INCOME (LOSS)                                   $  (34,262)       $    2,218
                                                    ==========        ==========

NET INCOME (LOSS) PER COMMON SHARE                  $     (.12)       $     .002
                                                    ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                  284,000         1,382,870
                                                    ==========        ==========

                            AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Three Months Ended
                                                                                March 31
                                                                 ------------------------------------
                                                                     1996                    1997
                                                                 -----------              -----------
                                                                              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $   (34,262)             $     2,218
  Adjustments to reconcile net (loss) income to net cash
          provided by operating activities
     Depreciation and amortization                                    10,142                  142,495
     Changes in assets and liabilities
       (Increase) in receivables                                        (312)                 (22,707)
       Decrease (increase) in prepaids                                23,512                  (13,366)
       Increase (decrease) in accounts payable                        46,115                  (10,325)
       Increase in accruals                                           11,845                   11,698
       Increase in deferred offering costs                           (30,239)                    --
                                                                 -----------              -----------

   Net cash (used) provided by operating activities                   26,801                  110,013
                                                                 -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to investments in real estate                              --                     (3,008)
                                                                 -----------              -----------

   Net cash (used) by investing activities                              --                     (3,008)
                                                                 -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock warrants                         7,500
   Cost of warrants offering                                          (8,008)
   Payments on mortgage loans payable                                 (4,363)                 (32,557)
                                                                 -----------              -----------

   Net cash (used) provided by financing activities                   (4,871)                 (32,557)
                                                                 -----------              -----------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                  21,930                   74,448

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                               7,177                1,230,640
                                                                 -----------              -----------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                              $    29,107              $ 1,305,088
                                                                 ===========              ===========


                                        5


                            AMERIVEST PROPERTIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997


General
-------

     The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31,1996. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Subsequent Event
----------------

     On May 8, 1997 the Company entered into a Letter of Intent to acquire a 10-story, 87,000 square feet of usable space, office building in Amarillo, Texas. The definitive purchase and financing agreements are not yet finalized. Although there is no assurance, the acquisition is expected to be completed within the next three months.

                            AMERIVEST PROPERTIES INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------


     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB and elsewhere. These financial statements present the operations of the Company prior and subsequent to the consummation of the Company's initial public offering on October 29, 1996 (the "IPO") and its acquisition of five properties on October 30, 1996, effective as of July 1, 1996.

                              Results Of Operations
                              ---------------------

Three Months Ended March 31, 1997, Compared With Three Months Ended March 31, 1996.
--------------------------------------------------------------------------------

     The Company's results of operations for the three months ended March 31, 1997 include six operating properties, whereas the March 31, 1996 results of operations include only one operating property. Revenues for first quarter 1997 increased approximately $545,000, and operating expenses, management fees, interest, and depreciation and amortization increased approximately $120,000, $47,000, $142,000 and $132,000 respectively, as compared with March 31, 1996. All increases resulted primarily from including the operations of five new properties as of July 1, 1996. All real estate taxes for each property remained flat when compared to prior year's taxes, except for the Appleton, Wisconsin property for which Real Estate taxes decreased on an annualized basis by $15,000. The general and administrative expenses increased approximately $47,000 due primarily to costs associated with public relations and travel. The Company also had interest income of $13,000 for the 1997 quarter, primarily as a result of investment funds being held for real estate acquisitions.

     The net income for the three months ended March 31, 1997 was $2,218, or $.002 per share, as compared to a net loss of $34,262, or $.12 per share, for the three months ended March 31, 1996.


              Financial Condition, Liquidity And Capital Resources
              ----------------------------------------------------

     The consolidated financial condition of the Company evidenced the following changes from December 31, 1996 to March 31, 1997. Net investment in Real Estate decreased approximately $133,000, primarily due to depreciation for the three month period. The completion of the Company's IPO in October 1996 included approximately $1,000,000 of cash which was set aside primarily for future acquisitions.

     Deferred financing costs, net, decreased approximately $6,000 due to amortization for the three months ended March 31, 1997. Mortgage loans payable decreased by approximately $32,000 due to normal payments over the period. Accounts payable and accrued expenses and prepaid rents decreased approximately $7,000 and $17,000 respectively, with accrued real estate taxes increasing approximately $26,000, all of which result from timing differences in the course of normal operations during the first quarter of 1997.

     At March 31, 1997, the Company had approximately $1,150,000 of cash and cash equivalents available for acquisitions and working capital needs. The Company also had approximately $156,000 of cash held in reserve for a stockholder dividend distribution which was paid on April 9, 1997. Tenant receivables increased by approximately $22,000 in March as a result of additional billings to tenants for operating costs during the quarter.

     The Company desires to acquire additional properties and, in order to do so, it may need to raise additional debt or equity capital. The Company also intends to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of dividends paid to stockholders. As indicated in item 5 and elsewhere herein, the Company has entered into a Letter of Intent to acquire a 10-story, 87,000 square feet of usable space, office building in Amarillo, Texas.

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

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. See the Company's Annual Report on Form 10-KSB for additional statements concerning important factors, including occupancy and rental rates and operating costs, that could cause actual results to differ materially from the Company's expectations.

Part II.   Other Information


Item 5.  Other Information
         ------------------

     On May 8, 1997 the Company entered into a Letter of Intent to acquire a 10-story, 87,000 square feet of usable space, office building in Amarillo, Texas, for an undisclosed amount. The acquisition is subject to obtaining adequate financing and the finalization of definitive purchase and financing agreements. Although there is no assurance, the acquisition is expected to close within the next three months.



Item 6.   Exhibits And Reports On Form 8-K.

          (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:

               27.   Financial Data Schedule

          (b) During the quarter ended March 31,1997, the Registrant did not file any reports on Form 8-K.






                                   SIGNATURES

     Pursuant to the requirements of the Securities And Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMERIVEST PROPERTIES INC.



May 15, 1997
                                              By: /s/  JAMES F. ETTER
                                                 -------------------------------
                                                  James F. Etter, President and
                                                    Principal  Financial Officer