Form 10QSB
period 1997-06-30
AMERIVEST PROPERTIES INC
filed 1997-08-14
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1997.

         OR

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from                     to
                                        -------------------    ----------------

         Commission file number 1-14462

                            AmeriVest Properties Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter.)


            Delaware                                    84-1240264
   ------------------------------                    ------------------
  (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification No.)


7100 Grandview Avenue, Suite 1
Arvada, Colorado                                             80002
-------------------------------                             -------
                                                           (Zip Code)
                                 (303) 421-1224
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                               ---     ---

As of August 11, 1997 the Registrant had outstanding 1,382,870 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                                 JUNE 30, 1997



                               Table of Contents
                               -----------------

                                                                       Page No.
Part I

Item 1.  Financial Statements
              Balance Sheets as of December 31, 1996 and
              June 30, 1997                                               3
              Statements of Operations for the Three Months and
                 Six Months Ended June 30, 1996 and 1997                  4
              Statements of Cash Flows for the Six Months Ended
                 June 30, 1996 and 1997                                   5
              Notes to Financial Statements                               6


Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               7



Part II

Item 5.  Other Information                                               10

Item 6.  Exhibits and Reports on Form 8-K                                10


                     AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                            ASSETS
                                                             December 31,       June 30,
                                                                 1996            1997
                                                             ------------    ------------
                                                                              (Unaudited)
ASSETS
 Investment in real estate
  Land                                                       $  2,374,808    $  2,374,808
  Buildings and improvements                                   11,975,946      11,988,162
  Furniture, fixtures and equipment                               225,099         231,254
  Tenant improvements                                             512,725         517,951
    Less accumulated depreciation and amortization             (4,573,871)     (4,846,193)
                                                             ------------    ------------

        Net Investment in Real Estate                          10,514,707      10,265,982

  Cash and cash equivalents                                     1,230,640       1,091,541
  Tenant accounts receivable                                       30,014          26,060
  Deferred financing costs, net                                   111,139          98,615
  Prepaid expenses and other assets                                49,580          46,677
                                                             ------------    ------------

                                                             $ 11,936,080    $ 11,528,875
                                                             ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage loans                                             $  7,397,995    $  7,332,112
  Accounts payable and accrued expenses                            52,765          21,516
  Accrued interest                                                 57,273          56,759
  Accrued real estate taxes                                       240,411         152,613
  Prepaid rents and security deposits                              99,133          90,548
  Dividends payable                                                  --           155,573
                                                             ------------    ------------

        Total Liabilities                                       7,847,577       7,809,121
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
     Authorized - 10,000,000 shares
     Issued and outstanding - 1,382,870                             1,383           1,383
     Capital in excess of par value                             4,256,101       4,256,101
     Distribution in excess of accumulated earnings              (168,981)       (537,730)
                                                             ------------    ------------

        Total Stockholders' Equity                              4,088,503       3,719,754
                                                             ------------    ------------

                                                             $ 11,936,080    $ 11,528,875
                                                             ============    ============

                          See accompanying notes to financial statements.

                                                 3

                                    AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                  Three Months Ended                      Six Months Ended
                                                    June 30, 1997                           June 30, 1997
                                            -------------------------------         ------------------------------

                                               1996                1997                 1996              1997
                                               ----                ----                 ----              ----
                                                      (unaudited)                              (unaudited)

REAL ESTATE OPERATING REVENUE
  Rental revenue
    Commercial properties                   $    58,337         $   241,255         $   117,425         $   531,924
    Storage properties                             --               327,386                --               640,480
                                            -----------         -----------         -----------         -----------
                                                 58,337             568,641             117,425           1,172,404
                                            -----------         -----------         -----------         -----------

REAL ESTATE OPERATING EXPENSES
  Property operating expenses
    Operating expenses                            1,232             128,929               2,147             249,926
    Real estate taxes                             8,290              60,122              16,581             120,304
    Management fees - related                     4,417              30,036               8,871              61,875
  General and administrative                     39,729             110,065              80,303             197,697
  Interest                                       28,566             170,540              57,540             341,887
  Depreciation and amortization                  10,143             142,643              20,285             285,138
                                            -----------         -----------         -----------         -----------

                                                 92,377             642,335             185,727           1,256,827
                                            -----------         -----------         -----------         -----------
OTHER INCOME
  Interest income                                    20              13,872                  20              26,819
                                            -----------         -----------         -----------         -----------

NET (LOSS)                                  $   (34,020)        $   (59,822)        $   (68,282)        $   (57,604)
                                            ===========         ===========         ===========         ===========

NET (LOSS) PER COMMON SHARE                 $      (.12)        $      (.04)        $      (.24)        $      (.04)
                                            ===========         ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                            284,000           1,382,870             284,000           1,382,870
                                            ===========         ===========         ===========         ===========



                               See accompanying notes to financial statements.

                                                      4




                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Six Months Ended
                                                                               June 30
                                                                 -------------------------------------
                                                                     1996                     1997
                                                                 -----------               -----------
                                                                             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                                      $   (68,282)              $   (57,604)
 Adjustments to reconcile net (loss) to net cash
      provided by operating activities
   Depreciation and amortization                                      20,285                   285,138
   Changes in assets and liabilities
     Decrease in receivables                                             386                     3,955
     Decrease in prepaids                                             24,024                     2,610
     (Decrease) in accounts payable                                  (16,857)                  (34,162)
     (Decrease) in accruals                                           (9,827)                  (93,983)
     (Increase) in deferred offering costs                           (76,117)                     --
                                                                 -----------               -----------

 Net cash (used) provided by operating activities                   (126,388)                  105,954

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to investments in real estate                                --                     (23,597)
                                                                 -----------               -----------

 Net cash (used) by investing activities                                --                     (23,597)
                                                                 -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock warrants                         150,000                      --
 Cost of warrants offering                                            (8,008)                     --
 Payments on mortgage loans                                           (8,821)                  (65,883)
 Dividends paid                                                         --                    (155,573)
                                                                 -----------               -----------
 Net cash  provided (used) by financing activities                   133,171                  (221,456)
                                                                 -----------               -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                      6,783                  (139,099)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                   7,177                 1,230,640
                                                                 -----------               -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                   $    13,960               $ 1,091,541
                                                                 ===========               ===========


                             See accompanying notes to financial statements.


                                                      5

                           AMERIVEST PROPERTIES INC.
                         NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1997


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

     The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Subsequent Events
-----------------

     In August 1997, the Company entered into contracts to acquire three office buildings in Texas for approximately $1,150,000 and up to 56,200 shares of the Company's Common Stock, subject to future upward adjustment based on the trading price of the Company's Common Stock. Two of the buildings are in El Paso and the other one is in Lubbock. Although there is no assurance, the three buildings are expected to close before the end of September.

     The Company has also entered into a commitment letter for a Revolving Line of Credit with Norwest Bank Colorado, N.A. for $400,000. The closing on the commitment is expected to be completed by the end of August.

     With respect to the Company's previously announced letter of intent to acquire an office building in Amarillo, Texas, negotiations have been suspended indefinitely. The Company intends to pursue the possibility of recommencing negotiations in the near future, although there is no assurance that this will occur.

                            AMERIVEST PROPERTIES INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ----------------------------------------------------------------

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

                             Results Of Operations
                             ---------------------

Three  Months  Ended June 30,  1997,  Compared  With Three Months Ended June 30,
1996.
--------------------------------------------------------------------------------

     The Company's results of operations for the three months ended June 30, 1997 include six operating properties, whereas the three months ended June 30, 1996 results of operations include only one operating property. Revenues for second quarter 1997 increased approximately $510,000, and operating expenses, management fees, interest, and depreciation and amortization increased approximately $128,000, $26,000, $142,000 and $133,000 respectively, as compared with second quarter 1996. All increases resulted primarily from including the operations of five new properties as of July 1, 1996. The general and administrative expenses increased approximately $70,000 due primarily from the addition of the five new properties and costs associated with public relations, appraisal fees and travel. The Company also had interest income of $14,000 for the 1997 quarter, primarily as a result of investment funds being held for real estate acquisitions.

     The net loss for the three months ended June 30, 1997 was $59,822, or $.04 per share, as compared to a net loss of $34,020, or $.12 per share, for the three months ended June 30, 1996.

Six Months Ended June 30, 1997, Compared With Six Months Ended June 30, 1996.
-----------------------------------------------------------------------------

     The Company's results of operations for the six months ended June 30, 1997 include six operating properties, whereas the June 30, 1996 results of operations include only one operating property. Revenues for 1997 increased approximately $1,055,000, and operating expenses, management fees, interest, and depreciation and amortization increased approximately $247,000, $53,000, $284,000 and $265,000 respectively, as compared with 1996. All increases resulted primarily from including the operations of five new properties as of July 1, 1996. All real estate taxes for each property remained flat when compared to prior year's taxes, except for the Appleton, Wisconsin office property for which Real Estate taxes decreased on an annualized basis by $15,000. The general and administrative expenses increased approximately $117,000 due primarily from the addition of the five new properties and costs associated with public relations, appraisal fees and travel. The Company also had interest income of $27,000 for 1997, primarily as a result of investment funds being held for real estate acquisitions.

     The net loss for the six months ended June 30, 1997 was $57,604, or $.04 per share, as compared to a net loss of $68,282, or $.24 per share, for the six months ended June 30, 1996.


              Financial Condition, Liquidity And Capital Resources
              ----------------------------------------------------

     The consolidated financial condition of the Company evidenced the following changes from December 31, 1996 to June 30, 1997. Net investment in Real Estate decreased approximately $249,000, primarily due to depreciation for the six month period. The completion of the Company's IPO in October 1996 included approximately $1,000,000 of cash which was set aside primarily for future acquisitions.

     Deferred financing costs, net, decreased approximately $12,000 due to amortization for the six months ended June 30, 1997. Mortgage loans decreased by approximately $66,000 due to normal payments over the period. Accounts payable and accrued expenses, accrued real estate taxes, and prepaid rents decreased approximately $31,000, $88,000 and $9,000 respectively, all of which result from timing differences in the course of normal operations during the first six months of 1997. Dividends payable increased by $156,000 over the same period in 1996, since no dividends were declared until December 1996.

     At June 30, 1997, the Company had approximately $1,090,000 of cash and cash equivalents. The Company held approximately $156,000 of cash in reserve for a stockholder dividend distribution which was paid on July 9, 1997 and the balance of $934,000 was available for acquisitions and working capital.

     The Company desires to acquire additional properties and, in order to do so, it may need to raise additional debt or equity capital. The Company also intends to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of dividends paid to stockholders. As indicated in Item 5 and elsewhere herein, the Company has entered into three separate contracts to acquire three office buildings in Lubbock (one) and El Paso (two), Texas for approximately $1,150,000 and up to 56,200 shares of the Company's Common Stock, subject to future upward adjustment based on the trading price of the Company's Common Stock, and negotiations have been suspended indefinitely concerning the possible acquisition of an office building in Amarillo, Texas.

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

Part II.   Other Information


Item 5.  Other Information
         -----------------

     In August 1997, the Company entered into three separate contracts to acquire three office buildings in Lubbock (two) and El Paso (one), Texas for approximately $1,150,000 and up to 56,200 shares of the Company's Common Stock, subject to future upward adjustment based on the trading price of the Company's Common Stock. Although there is no assurance, the three acquisitions are expected to close before the end of September. In addition, negotiations have been suspended concerning the Company's possible acquisition of a 10-story office building in Amarillo, Texas. Although there is no assurance that it will be able to do so, the Company intends to pursue the possibility of recommencing negotiations in the near future.

     The Company also has entered into a commitment letter for a Revolving Line of Credit with Norwest Bank Colorado, N.A. for $400,000. The closing for the commitment is expected to be completed by the end of August.

Item 6. Exhibits And Reports On Form 8-K.
        ---------------------------------

          (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:

                 27.   Financial Data Schedule

          (b) During the quarter ended June 30,1997, the Registrant did not file any reports on Form 8-K.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities And Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERIVEST PROPERTIES INC.



August 14, 1997                           By:  /S/  JAMES F. ETTER
                                               ---------------------------------
                                               James F. Etter, President and
                                               Principal Financial Officer