Form 10QSB
period 1997-09-30
AMERIVEST PROPERTIES INC
filed 1997-11-14
CIK 927102

SECURITIES AND EXCHANGE COMMISSIONPRIVATE
                             Washington, D.C. 20549

                                  FORM 10-QSB


[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1997.

         OR

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from              to
                                       --------------   --------------

         Commission file number 1-14462

                            AmeriVest Properties Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter.)


          Delaware                                          84-1240264
-------------------------------                   ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                                No.)


7100 Grandview Avenue, Suite 1                                  80002
Arvada, Colorado                                   ----------------------------
------------------------------                                (Zip Code)

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

As of November 14, 1997 the Registrant had outstanding 1,429,070 shares of common stock, per value $.001.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
   -----   -----

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                               SEPTEMBER 30, 1997



                               Table of Contents
                               -----------------

                                                                      Page No.
Part I

Item 1.  Financial Statements
             Balance Sheets as of December 31, 1996 and
             September 30, 1997                                            3
             Statements of Operations for the Three Months and
                Nine Months Ended September 30, 1997 and 1996              4
             Statements of Cash Flows for the Nine Months Ended
                September 30, 1996 and 1997                                5
             Notes to Financial Statements                                 6


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 7



Part II

Item 5.  Other Information                                                10

Item 6.  Exhibits and Reports on Form 8-K                                 10

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           ASSETS

                                                    December 31,   September 30,
                                                       1996            1997
                                                   ------------    ------------
                                                                    (Unaudited)
ASSETS
         Investment in real estate
             Land                                  $  2,374,808    $  2,644,018
             Buildings and improvements              11,975,946      13,071,525
             Furniture, fixtures and equipment          225,099         246,867
             Tenant improvements                        512,725         517,951
               Less accumulated depreciation
               and amortization                      (4,573,871)     (4,988,076)
                                                   ------------    ------------
                 Net Investment in Real Estate       10,514,707      11,492,285

         Cash and cash equivalents                    1,230,640         116,573
         Tenant accounts receivable                      30,014          47,363
         Deferred financing costs, net                  111,139          92,354
         Prepaid expenses and other assets               49,580          36,807
                                                   ------------    ------------
                                                   $ 11,936,080    $ 11,785,382
                                                   ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
         Mortgage loans payable                    $  7,397,995    $  7,297,998
         Lines of credit                                   --           160,000
         Accounts payable and accrued expenses           52,765          45,482
         Accrued interest                                57,273          56,759
         Accrued real estate taxes                      240,411         200,621
         Prepaid rents and security deposits             99,133         116,732
         Dividends payable                                 --           159,450
                                                   ------------    ------------
           Total Liabilities                          7,847,577       8,037,042
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
           Authorized - 10,000,000 shares
           Issued and outstanding - 1,382,870
             (1996) 1,429,070 (1997)                      1,383           1,429
         Capital in excess of par value               4,256,101       4,452,405
         Distribution in excess of accumulated
           earnings                                    (168,981)       (705,494)
                                                   ------------    ------------
           Total Stockholders' Equity                 4,088,503       3,748,340
                                                   ------------    ------------

                                                   $ 11,936,080    $ 11,785,382
                                                   ============    ============


                See accompanying notes to financial statements.





                              AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                         September 30,
                                                ------------------------------        ------------------------------
                                                    1996               1997              1996                1997
                                                ----------         -----------        -----------        -----------
                                                          (unaudited)                           (unaudited)

REAL ESTATE OPERATING REVENUE
  Rental revenue
    Commercial properties                       $    59,561        $   287,610        $   176,986        $   819,534
    Storage properties                                 --              355,477               --              995,957
                                                                                      -----------        -----------
                                                     59,561            643,087            176,986          1,815,491
                                                -----------        -----------        -----------        -----------

REAL ESTATE OPERATING EXPENSES
    Property operating expenses
      Operating expenses                             10,249            147,590             28,977            397,516
      Real estate taxes                              35,043             65,049            115,346            185,353
      Management fees (related at 9/30/96)           25,186             32,612             75,868             94,487
    General and administrative                        4,230             97,629             11,088            295,326
    Interest                                          4,478            170,013             13,349            511,900
    Depreciation and amortization                    10,143            148,286             30,428            433,424
                                                -----------        -----------        -----------        -----------

                                                     89,329            661,179            275,056          1,918,006
                                                -----------        -----------        -----------        -----------
                                                    (29,768)           (18,092)           (98,070)          (102,515)
OTHER INCOME
    Interest income                                       7              9,780                 27             36,599

NET (LOSS)                                      $   (29,761)       $    (8,312)       $   (98,043)       $   (65,916)
                                                ===========        ===========        ===========        ===========

NET (LOSS) PER COMMON SHARE                     $      (.10)       $      (.01)       $      (.34)       $      (.05)
                                                ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                284,000          1,412,670            284,000          1,393,137
                                                ===========        ===========        ===========        ===========

                                See accompanying notes to financial statements.


                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                         1996           1997
                                                     -----------    -----------
                                                            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                         $   (98,043)   $   (65,916)
  Adjustments to reconcile net (loss)
    to net cash provided by operating
    activities
   Depreciation and amortization                          30,428        433,424
   Changes in assets and liabilities
     (Increase) in receivables                              (114)       (17,349)
     Decrease in prepaids                                 24,638         12,337
     Increase (decrease) in accounts payable              89,215         (7,282)
     Increase (decrease) in accruals                       3,381        (22,705)
     (Increase) in deferred offering costs              (230,860)          --
                                                     -----------    -----------
                                                        (181,355)

 Net cash (used) provided by operating
   activities                                           (181,355)       332,509
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to investments in real estate                   --       (1,195,433)
                                                     -----------    -----------

  Net cash (used) by investing activities                   --       (1,195,433)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock warrants            150,000           --
  Cost of warrants offering                               (8,008)          --
  Loan proceeds - related                                 55,000           --
  Short term borrowings                                     --          160,000
  Payments on mortgage loans payable                     (13,373)       (99,997)
  Dividends paid                                            --         (311,146)
                                                     -----------    -----------
  Net cash  provided (used) by financing
    activities                                           183,619       (251,143)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         2,264     (1,114,067)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      7,177      1,230,640
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                      $     9,441    $   116,573
                                                     ===========    ===========


                See accompanying notes to financial statements.

                           AMERIVEST PROPERTIES INC.
                         NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


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

     The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                            AMERIVEST PROPERTIES INC.


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations.
        --------------


     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB and elsewhere. These financial statements present the operations of the Company prior and subsequent to the consummation of the Company's initial public offering on October 29, 1996 (the "IPO") and its acquisition of five properties on October 30, 1996, effective as of July 1, 1996 and the acquisition of three properties effective as of August 1, 1997.

                             Results Of Operations
                             ---------------------

Three Months Ended September 30, 1997 Compared With Three Months Ended September
--------------------------------------------------------------------------------
30, 1996.
---------

     The Company's results of operations for the three months ended September 30, 1997 include six operating properties for the entire period and three additional properties for the last two months of the period, whereas the September 30, 1996 results of operations include only one operating property. Revenues for the third quarter of 1997 increased approximately $583,500, and operating expenses, management fees, interest, and depreciation and amortization increased approximately $137,300, $7,400, $165,500 and $138,000, respectively, as compared with the third quarter of 1996. All increases resulted primarily from including the operations of five new properties for the entire period and an additional three new properties beginning as of August 1, 1997. The general and administrative expenses increased approximately $93,000 due primarily to the addition of the new properties and from costs associated with public relations, appraisal fees and travel. The Company also had interest income of $9,800 for the 1997 quarter, primarily as a result of investment funds being held for real estate acquisitions.

     The net loss for the three months ended September 30, 1997 was $8,312, or $.01 per share, as compared with a net loss of $29,761, or $.10 per share, for the three months ended September 30, 1996.

Nine Months Ended  September 30, 1997 Compared With Nine Months Ended  September
--------------------------------------------------------------------------------
30, 1996.
---------

     The Company's results of operations for the nine months ended September 30, 1997 include six operating properties for the entire period and three additional properties for the last two months of the period, whereas the September 30, 1996 results of operations include only one operating property. Revenues for the nine months ended September 30, 1997 increased approximately $1,638,500, and operating expenses, management fees, interest, and depreciation and amortization increased approximately $368,500, $18,600, $498,500 and $403,000, respectively, as compared with the nine months ended September 30, 1996. All increases resulted primarily from the added operations of the new properties during the 1997 period. All real estate taxes for each property remained flat when compared to the prior year's taxes, except for the Appleton, Wisconsin property for which Real Estate taxes decreased on an annualized basis by $15,000. The general and administrative expenses increased approximately $284,000 due primarily from the addition of the new properties and costs associated with public relations, appraisal fees and travel. The Company also had interest income of $36,600 for 1997, primarily resulting from investment funds being held for real estate acquisitions.

     The net loss for the nine months ended September 30, 1997 was $65,916, or $.05 per share, as compared with a net loss of $98,043, or $.34 per share, for the nine months ended September 30, 1996.

              Financial Condition, Liquidity And Capital Resources
              ----------------------------------------------------

     The consolidated financial condition of the Company evidenced the following changes from December 31, 1996 to September 30, 1997. Net investment in real estate increased approximately $977,600, primarily due to the acquisition of three office properties as of August 1, 1997 for $1,391,800, less depreciation of $415,000 on all properties for the nine month period. The Company acquired the three properties, effective as of August 1, 1997, for approximately $1,195,000 of cash and the issuance of 46,200 shares of common stock.

     Deferred financing costs, net, decreased approximately $18,800 due to amortization for the nine months ended September 30, 1997. Mortgage loans decreased by approximately $100,000 due to normal payments over the period. Accounts payable and accrued expenses and accrued real estate taxes decreased approximately $7,300 and $40,000, respectively, and prepaid rents increased $17,600, all of which resulted from timing differences in the course of normal operations during the first nine months of 1997. Dividends payable increased by $159,500 over the same period in 1996, since no dividends were declared until December 1996.

     The Company finalized its $400,000 Revolving Line of Credit with Norwest Bank Colorado, N.A. in August, 1997. At September 30, 1997 the Company had drawn down $160,000 on the line. The remaining balance on the line was available for future acquisition of properties and/or working capital.

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

Part II. Other Information


Item 5. Other Information
-------------------------

        None


Item 6. Exhibits And Reports On Form 8-K.
-----------------------------------------

     (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:

                           27. Financial Data Schedule

     (b) During the quarter ended September 30,1997, the Registrant did not file any reports on Form 8-K.






                                   SIGNATURES

     Pursuant to the requirements of the Securities And Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERIVEST PROPERTIES INC.



November 14, 1997                          By:  /s/  JAMES F. ETTER
                                              ----------------------------------
                                              James F. Etter, President and
                                              Principal Financial Officer