Form 10KSB
period 1997-12-31
AMERIVEST PROPERTIES INC
filed 1998-03-30
CIK 927102

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number 1-14462

                            AmeriVest Properties Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                               84-1240264
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

7100 Grandview Avenue, Suite 1, Arvada, CO                          80002
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number  (303) 421-1224

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                 Title of class

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                 Title of class

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III o f this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were: $2,482,182

     The aggregate market value of the issuer's voting Common Stock held by non-affiliates of the issuer as of March 10, 1998 was $6,249,432 (computed on the basis of $4.75 per share which was the reported closing sale price of the issuer's common stock on the Nasdaq SmallCap Stock Market on March 10, 1998).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of the issuer's Common Stock as of March 10, 1998 was 1,429,070

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required in Items 10 and 12 of this Annual Report are in is incorporated by reference from the Company's Proxy Statement concerning the Company's May 21, 1998 Annual Meeting Of Stockholders.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---



                                     PART I

ITEMS 1. and 2.  DESCRIPTION OF BUSINESS AND PROPERTY

General
-------

     AmeriVest  Properties Inc.  ("AmeriVest" or the "Company") was incorporated in 1993 in the State of Delaware.  AmeriVest operates and intends to continue to operate in a manner so that it qualifies as a self-administered and self-managed real estate investment trust ("REIT"). Through its subsidiaries,  AmeriVest owns an  industrial  office  and  showroom  building  (the  "Broadway  Property"),  a commercial office building (the "Giltedge Office  Building"),  four self-storage
facilities  (the  "Self-Storage   Facilities")  and  three  state-leased  office
buildings (the "Texas  Buildings").  The Broadway Property,  the Giltedge Office
Building, the Self-Storage Facilities,  and the Texas Buildings are collectively referred to as the  "Properties".  The  Properties  are managed on behalf of the
Company by AmeriCo Realty  Services,  Inc.  ("AmeriCo") and Melsama  Corporation
("Melsama").  See  "--Property  Management  Contracts"  below.  In  October  and
November 1996, the Company sold an aggregate of 1,098,870 shares of Common Stock and 549,435 common stock purchase  warrants in its initial public offering.  The aggregate gross proceeds from the offering were  approximately  $5.5 million and the net proceeds to the Company were approximately $4.5 million.

     AmeriVest's  headquarters  are located at 7100 Grandview  Avenue,  Suite 1,
Arvada, Colorado 80002. Its telephone number is (303) 421-1224.

Description Of Properties
-------------------------

     The following chart contains a summary of the Properties owned by AmeriVest as of December 31, 1997:

                                                                                                                Approximate Net
Property                                  Location                   Owned Since           Year Built        Rentable Square Feet
--------                                  --------                   -----------           ----------        --------------------

Broadway Property                   Adams County, Colorado           July 1, 1995              1968                 50,280
(5961 Broadway)
Private Self-Storage/Office           Arvada, Colorado            October 30, 1996             1975              8,000 office/
Building of                                                                                                     37,000 storage
Arvada, Colorado                                                                                              (249 rental units)
(7117 W. 56th Avenue)
Private Self-Storage of              Thornton, Colorado            October 30, 1996            1975                 55,150
Thornton, Colorado                                                                                            (506 rental units)
(666 W. Thornton Parkway)
Private Self-Storage of               Denver, Colorado             October 30, 1996            1974                 72,490
Denver, Colorado                                                                                              (566 rental units)
(11855 E. 40th Avenue)
Private Self-Storage of             Westminster, Colorado          October 30, 1996            1973                 58,938
Westminster, Colorado                                                                                          (399 rental units)
(7140 Irving Street)
Giltedge Office Building             Appleton, Wisconsin           October 30, 1996            1978                 55,071
McCombs Office Building                 El Paso, Texas              August 28, 1997            1978                 17,900
(9206 McCombs)
Lubbock Office Building                 Lubbock, Texas              August 28, 1997            1986                  8,100
(409 50th Street)
Brookhollow Office Building             El Paso, Texas            September 30, 1997           1988                  8,200
(5929 Brookhollow)

                                       2




The following  chart  contains  additional  summary  information  concerning the
Properties:

                                                    Occupancy            Annual Rent Per    Mortgage Loan Balance
Property                         Acreage      as of December 31, 1997      Square Foot     as of December 31, 1997
--------                         -------      -----------------------      -----------     -----------------------
Broadway Property               2.53 acres            100.0%                 $ 4.87              $1,158,977
Private Self-Storage/           2.76 acres             95.0%                 $ 6.62                $827,693
Office Building of
Arvada, Colorado
Private Self-Storage of         4.92 acres             94.6%                 $ 6.28              $1,170,183
Thornton, Colorado
Private Self-Storage of         3.55 acres             99.5%                 $ 6.01              $1,189,206
Denver, Colorado
Private Self-Storage of         3.52 acres             88.2%                 $ 6.13                $903,799
Westminster,  Colorado
Giltedge Office Building        3.90 acres             95.4%                 $14.64              $2,013,218

McCombs Office Building         1.83 acres              100%                 $ 6.70                     -0-

Lubbock Office Building          .69 acres              100%                 $ 7.29                     -0-

Brookhollow Office Building      .81 acres              100%                 $ 9.28                     -0-


     The Company believes that each of the Properties is adequately covered by insurance. For a discussion of the financial treatment of the depreciation of the Properties, see "Notes To Financial Statements" in "ITEM 7. FINANCIAL STATEMENTS."

     Broadway Property. AmeriVest Broadway Properties Inc. ("ABP"), a wholly-owned subsidiary of the Company, owns fee simple title to the Broadway Property. The Broadway Property is an industrial office and showroom building located at 5961 Broadway, Denver, Colorado 80216. The Broadway Property consists of approximately 2.53 acres of land and contains approximately 50,280 rentable square feet. The mortgage balance on the Broadway Property as of December 31, 1997 was $1,158,977. The current monthly principal and interest payment is $9,920.40, the per annum interest rate is 8.5%, and the mortgage is amortized over a 25-year period with the $1,144,945 balance due at maturity in September 1998 (assuming no principal payment has been made in advance). The Company does not have any present plans for capital expenditures on the Broadway Property and it intends to hold the Broadway Property for income purposes. The Broadway Property is subject to the following competitive conditions: there are other light industrial/warehouse facilities in the immediate area, but no one property or property owner represents a dominant competitive force. The occupancy rate for the Broadway Property has been 100% in 1997, 1996 and 1995. There are a total of four tenants, each of whom occupies more than 10% of the rentable square feet of the Broadway Property. The principal business of each of these tenants is warehousing and wholesale sales of commercial products. In general, the principal businesses carried on at the Broadway Property are office and showroom. For 1997, 1996 and 1995, the average effective annual rental per square foot for the Broadway Property was $4.87, $4.73 and $4.45, respectively. For 1997, real estate taxes for the Broadway Property were $31,358, which were calculated at the rate of 8.2% of the assessed value as determined by the Adams County Assessor. The following is a schedule of lease expirations for the Broadway Property for the next four years as all of the leases will expire during that time period:


   Number Of Tenants Whose   Total Area (In Square Feet)   Annual Rental Represented    Percentage Of Gross Annual Rental
     Leases Will Expire        Of The Expiring Leases         By Expiring Leases        Represented By The Expiring Leases
     ------------------        ----------------------         ------------------        ----------------------------------

1998         2                       23,680                      $114,612                          47.2%
2002         2                       26,600                      $128,400                          52.8%


                                       3


     For information concerning certain contaminants on the Broadway Property, see below, "--Forward-Looking Statements And Cautionary Statements--C. Real Estate Investment Risks--Possible Environmental Liabilities".

     Private Self-Storage/Office Building Of Arvada, Colorado. Consolidated Storage Properties Inc. ("CSP"), a wholly-owned subsidiary of the Company, owns fee simple title to the Private Self-Storage/Office building in Arvada, Colorado. The Property consists of a self-storage facility, which includes a strip of rental offices, located at 7117 West 56th Avenue, Arvada, Colorado 80002. This Property includes approximately 2.76 acres of land and contains rental offices with approximately 8,000 square feet of rentable space. This Property also contains eight storage buildings with a total of 252 rental units with an aggregate of approximately 37,000 square feet of storage space. A separate building on the premises serves as the manager's apartment and office. The mortgage loan for this Property was obtained from the same lender and at the same time as the mortgage loans (collectively, the "CSP Mortgages") for the private self-storage properties in each of Thornton, Denver, and Westminster, Colorado. For a description of the CSP Mortgages, see "--CSP Mortgages" below. The Company does not have any present plans for capital expenditures on this Property and intends to hold the Property for income purposes. This Property is subject to the following competitive conditions: there are national, regional and independent self-storage facilities in the area; however, no one operator is a dominant competitive force in this market. The occupancy rates for this Property were 95%, 91%, 95%, 95% and 97% in 1997, 1996, 1995, 1994, and 1993,
respectively. There are seven tenants occupying 10% or more of the office rentable square feet of the Property. The principal businesses of these tenants include real estate, property management, carpet cleaning, contractor and chiropractic. There are no tenants occupying 10% or more of the rentable square feet of the self-storage units. In general, the Property is used for self-storage for individuals or companies. For 1997, 1996, 1995, 1994, and 1993, the average effective annual rentals per square foot for the Property were $6.62, $6.50, $6.62, $6.36, and $5.24, respectively. For 1997, real estate taxes for this Property were $34,850, which taxes were calculated at the rate of 8.9% of the assessed value as determined by the Jefferson County Assessor. The following is a schedule of lease expirations for office space at this Property for the next ten years:

   Number Of Tenants Whose   Total Area (In Square Feet)   Annual Rental Represented    Percentage Of Gross Annual Rental
     Leases Will Expire -      Of The Expiring Leases         By Expiring Leases        Represented By The Expiring Leases
        Office Space
        ------------           ----------------------         ------------------        ----------------------------------

1998         4*                      4,800                        $31,416                          56.9%
1999         1                         800                         $6,120                          11.1%
2000         2                       2,400                        $17,640                          32.0%


----------

*    Two of these expiring leases are month-to-month tenancies.

     Private Self-Storage Of Thornton, Colorado. CSP owns fee simple title to Private Self-Storage Of Thornton, Colorado. This Property consists of a self-storage facility located at 666 West Thornton Parkway, Thornton, Colorado 80229. This Property includes approximately 4.92 acres of land and contains 16 storage buildings with a total of 510 rental units and an aggregate of approximately 55,150 square feet of storage space. A separate building on the premises serves as the manager's apartment and office. This Property also contains 10 parking spaces for vehicle storage. For information concerning the mortgage loan secured by this Property, see "--CSP Mortgages" below. The Company does not have any present plans for capital expenditures on the Property. The

Company intends to hold this Property for income purposes. This Property is subject to the following competitive conditions: There are national, regional and independent self-storage facilities in the area; however, no one operator is a dominant competitive force in this market. The occupancy rates for this Property have been 95%, 86%, 91%, 93%, and 95% in 1997, 1996, 1995, 1994, and
1993, respectively. There are no tenants occupying 10% or more of the rentable square feet of the Property. All leases are on a month-to-month basis. In general, the Property is used for self-storage by individuals or businesses. For 1997, 1996, 1995, 1994, and 1993, the average effective annual rentals per square foot for the Property were $6.28, $6.50, $6.48, $6.61, and $6.33, respectively. For 1997, real estate taxes for this Property were $47,240, which taxes were calculated at the rate of 3.1% of the assessed value as determined by the Adams County Assessor.

     Private Self-Storage Of Denver, Colorado. CSP owns fee simple title to Private Self-Storage Of Denver, Colorado. This Property consists of a self-storage facility located at 11855 East 40th Avenue, Denver, Colorado 80239. This Property includes approximately 3.55 acres of land and contains ten storage buildings with a total of 571 rental units and an aggregate of approximately 72,490 square feet of storage space. This Property also contains a manager's two-bedroom apartment and office and 35 parking spaces for vehicle storage. For information concerning the mortgage loan secured by this Property, see "--CSP Mortgages" below. The Company does not have any present plans for capital expenditures on the Property. The Company intends to hold this Property for income purposes. This Property is subject to the following competitive conditions: there are national, regional and independent self-storage facilities in the area; however, no one operator is a dominant competitive force in this market. The occupancy rates for this Property were 99%, 75%, 85%, 86%, 85%, and 88% in 1997, 1996, 1995, 1994, and 1993, respectively. There are no tenants occupying 10% or more of the rentable square feet of the Property. All leases are on a month-to-month basis. In general, the Property is used for self-storage by individuals or businesses. For 1997, 1996, 1995, 1994, and 1993, the average effective annual rentals per square foot for the Property were $6.01, $5.73, $6.07, $6.59, and $6.19, respectively. For 1997, real estate taxes for this Property were $43,454, which taxes were calculated at the rate of 7.5% of the assessed value as determined by the Denver County Assessor.

     Private Self-Storage Of Westminster, Colorado. CSP owns fee simple title to Private Self-Storage Of Westminster, Colorado. This Property contains a self-storage facility located at 7140 Irving Street, Westminster, Colorado 80030. This Property consists of approximately 3.52 acres of land and contains nine storage buildings with a total of 401 rental units and aggregate storage space of approximately 58,938 square feet. A separate building on the premises serves as the manager's apartment and office. For information concerning the mortgage loan secured by this Property, see "--CSP Mortgages" below. The Company does not have any present plans for capital expenditures on the Property. The Company intends to hold this Property for income purposes. This Property is subject to the following competitive conditions: there are national, regional and independent self-storage facilities in the area; however, no one operator is a dominant competitive force in this market. The occupancy rates for this Property were 86%, 85%, 89%, 94%, and 95%, in 1997, 1996, 1995, 1994, and 1993,
respectively. There are no tenants occupying 10% or more of the rentable square feet of the Property. All leases are on a month-to-month basis. In general, the Property is used for self-storage by individuals and businesses. For 1997, 1996, 1995, 1994, and 1993, the average effective annual rentals per square foot for the Property were $6.13, $5.93, $5.51, $5.73, and $5.08, respectively. For 1997, real estate taxes for this Property were $33,863, which taxes were calculated at the rate of 2.5% of the assessed value as determined by the Adams County Assessor.

     CSP Mortgages. The mortgage loans (the "CSP Mortgages") for each of the Self-Storage Facilities owned by CSP that are described above were obtained from the same lender. Each of the Self-Storage Facilities serves as collateral for all of the CSP Mortgages so that a default under one loan could cause the foreclosure on one or all of the Self-Storage Facilities. Each CSP Mortgage bears interest at the rate of 9.9% per annum and monthly payments of principal and interest are based upon a 20 year amortization, and the maturity date of each CSP Mortgage is March 1, 2000. CSP can prepay each CSP Mortgage with a prepayment fee at any time from May 1, 1996 until December 1, 1999 with at least

60 days' prior written irrevocable notice. The prepayment fee is equal to the amount prepaid multiplied by the difference in yield between the outstanding principal balance and a treasury note in the amount of the prepayment proceeds with a term equal to the remaining term of the loan, or if no treasury note of equal term is available, based upon an interpolation of the yield of notes with the next longer and shorter term (the "Treasury Note Yield"). The following table summarizes the amount of the mortgage loan balance as of December 31, 1997 for each of the self-storage properties owned by CSP, the monthly payment due with respect to each loan based on the 20-year amortization and 9.9% annual interest rate, and the balance due at the maturity of each loan on March 1, 2000:

                                                                     Balance Due At Maturity
      Property               Mortgage Balance     Monthly Payment       (March 1, 2000)
      --------               ----------------     ---------------      ----------------

Private Self-Storage/Office      $827,694             $ 8,338             $ 784,114
Building of Arvada,

Private Self-Storage of        $1,170,183             $11,789            $1,108,565
Thornton, Colorado

Private Self-Storage of        $1,189,206             $11,980            $1,126,583
Denver, Colorado

Private Self-Storage of          $903,799             $ 9,105             $ 856,208
Westminster, Colorado


     Giltedge Office Building In Appleton, Wisconsin. Giltedge Office Building, Inc. ("GBI"), a wholly-owned subsidiary of the Company, owns fee simple title to the Giltedge Office Building. This Property contains approximately 3.9 acres and includes an office building located at 4321 West College Avenue, Appleton, Wisconsin 54914. The office building contains approximately 54,871 square feet of net rentable area and was constructed in 1978. The mortgage loan balance on the Property as of December 31, 1997 was $2,013,218. The current monthly principal and interest payment is $16,909.80, the per annum interest rate is 8.5%, and the mortgage is amortized over a 25-year period through its maturity date of October 1, 2019. GBI can prepay the loan in full or in part at any time without penalty provided that the prepayment is accompanied by any unpaid and accrued interest. The Company does not have any present plans for capital expenditures on the Property. The Company intends to hold the Property for income purposes. This Property is subject to the following competitive conditions: there are several mid-rise office buildings in the area, but there is no dominant owner or building. The occupancy rates for this Property were 96%, 99%, 97%, 99%, and 95%, in 1997, 1996, 1995, 1994, and 1993, respectively.
There are two tenants occupying 10% or more of the rentable square feet of the Property. The principal businesses of these tenants are telecommunications and paper supplies. In general, the principal business carried on at the Property is office administration. For 1997, 1996, 1995, 1994, and 1993, the average effective annual rentals per square foot for the Property were $14.64, $14.77, $14.12, $13.65, and $12.85, respectively. For 1997, real estate taxes for this Property were $66,755, which taxes were calculated at the rate of 1.1% of the assessed value as determined by the Outagamie County Assessor. The following is a schedule of lease expirations for the Property for the next ten years:




          Number Of Tenants Whose    Total Area (In Square Feet)   Annual Rental Represented   Percentage Of Gross Annual Rental
            Leases Will Expire         Of The Expiring Leases         By Expiring Leases       Represented By The Expiring Leases
          -----------------------    --------------------------    -------------------------   ----------------------------------

  1998              8                          7,658                       $118,560                        15.8%
  1999              8                         14,227                       $215,232                        28.8%
  2000              5                         18,560                       $276,708                        37.0%
  2001              1                          1,703                        $25,548                         3.4%
  2002              5                          8,627                       $112,152                        15.0%


     McCombs Office Building in El Paso, Texas.  AmeriVest Properties Texas Inc.
("APT"), a wholly-owned subsidiary of the Company, owns fee simple title to the McCombs Office Building in El Paso, Texas. This Property consists of an office building located at 9206 McCombs, El Paso, Texas. This Property includes approximately 1.83 acres of land in two parcels and an office building of approximately 17,900 square feet, which includes 14,825 square feet of net rentable area. The building is leased to the State of Texas and is being occupied 100% by the Department of Human Services. The Company does not have any present plans for capital expenditures on the building and intends to hold the property for income purposes. The State of Texas has leased the building since
September 1984. The effective  annual rental for 1997 was $8.09 per square foot.
This Property is subject to the following competitive conditions: there are several office buildings in the area, but there is no dominant owner or building. The real estate taxes for 1997 were $21,719, which taxes were calculated at the rate of 2.8% of the assessed value as determined by the El
Paso County Assessor. The following is a schedule of the lease expiration for the Property for the next ten years:


          Number Of Tenants Whose    Total Area (In Square Feet)   Annual Rental Represented   Percentage Of Gross Annual Rental
            Leases Will Expire         Of The Expiring Leases         By Expiring Leases       Represented By The Expiring Leases
          -----------------------    --------------------------    -------------------------   ----------------------------------

  2006              1                         14,825                       $120,000                         100%


     Lubbock Office Building in Lubbock, Texas. APT owns fee simple title to the Lubbock Office Building in Lubbock, Texas. This Property consists of an office building located at 409 50th Street, Lubbock, Texas 79404. This Property includes approximately .69 acres of land and an office building of approximately
8,100 square feet, which includes 6,070 square feet of net rentable area. The building is leased to the State of Texas and is being occupied 100% by the Department of Criminal Justice. The Company does not have any present plans for capital expenditures on the building and intends to hold the property for income purposes. The State of Texas has leased the building since October 1986. The effective annual rental for 1997 was $9.73 per square foot. This Property is subject to the following competitive conditions: there are several office buildings in the area, but there is no dominant owner or building. The real estate taxes were calculated at the rate of 2.4% of the assessed value as determined by the Lubbock County Assessor. The following is a schedule of the lease expiration for the Property for the next ten years:

          Number Of Tenants Whose    Total Area (In Square Feet)   Annual Rental Represented   Percentage Of Gross Annual Rental
            Leases Will Expire         Of The Expiring Leases         By Expiring Leases       Represented By The Expiring Leases
          -----------------------    --------------------------    -------------------------   ----------------------------------

  2003              1                          6,070                        $59,040                         100%






     Brookhollow Office Building in El Paso, Texas. APT owns fee simple title to the Brookhollow  Office Building in El Paso,  Texas.  This Property  consists of approximately  .81 acres of land and an office building of  approximately  8,200 square feet, which includes 6,100 square feet of net rentable area. The building is leased to the State of Texas and is being  occupied 100% by the Department of
Criminal  Justice.  The  Company  does not have any  present  plans for  capital expenditures  on the  building  and  intends  to hold the  property  for  income purposes.  The State of Texas has leased the building  since  February 1989. The effective  annual  rental for 1997 was $12.39 per square foot.  This Property is subject  to the  following  competitive  conditions:  there are  several  office buildings  in the area,  but there is no dominant  owner or  building.  The real estate taxes for 1997 was $13,179,  which taxes were  calculated  at the rate of
2.8% of the assessed value, as determined by the county assessor.  The following schedule of the lease expiration for the Property for the next ten years:


          Number Of Tenants Whose    Total Area (In Square Feet)   Annual Rental Represented   Percentage Of Gross Annual Rental
            Leases Will Expire         Of The Expiring Leases         By Expiring Leases       Represented By The Expiring Leases
          -----------------------    --------------------------    -------------------------   ----------------------------------

  2003              1                          6,100                        $75,600                           100%


     Property  Management  Contracts.  The  Company has  entered  into  property management  contracts for each of the Properties other than the Texas Properties with AmeriCo  pursuant to which AmeriCo  manages all aspects of the operation of
those  Properties,  including  leasing,  maintenance,   bookkeeping,  and  other
matters. The management fee paid to AmeriCo is 5% of the gross rental income, as received,  on  those  Properties,  reimbursement  of the  cost  of  any  on-site personnel,  and an amount  equal to 5% of the total  costs  related  to  on-site personnel.  In addition,  AmeriCo receives an administrative  fee equal to 2% of the gross rental income from the Texas  Properties for  accounting,  bookkeeping and other  administrative  services  with respect to the Texas  Properties.  See
"ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS".  The Company has
entered  into  property  management  contracts  with  Melsama  pursuant to which
Melsama manages all aspects of the operation of the Texas Properties. Melsama is paid a management fee equal to 3% of the gross rental income, as received,  from the Texas Properties.

Proposed Purchase Of Eleven Office Buildings In Texas
-----------------------------------------------------

     The Company has executed eleven contracts to purchase eleven small office buildings located in Texas that are leased to various Texas government agencies.
The acquisition of these properties is expected to be completed on or before July 1, 1998. The aggregate purchase price for these buildings is approximately
$7,300,000. A portion of the purchase price will be paid by the issuance of up to 204,300 shares of the Company's Common Stock at the rate of $5.00 per share.
Additional shares may be issued to the respective sellers in the future based on the Company's stock price and the occupancy levels of certain of the properties.
The Company currently is pursuing debt financing for the cash portion of the purchase price. Although no binding commitment has been received for this financing, the Company believes that it will be able to obtain the financing for these acquisitions during the second quarter of 1998. However, there is no assurance that this will occur.



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

Employees
---------

     The Company has two employees, James F. Etter, who is the President, Chief Executive Officer and Chief Financial Officer of the Company, and a part time administrative assistant. Management services with respect to the Properties are performed by AmeriCo and Melsama. See above, "--Proper ty Management Contracts".

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

     Acquisition, Development And Investment Policies. The Company's business and growth strategies are designed to increase both the Company's cash flow and the value of the Company and its properties. The Company's policies contemplate the possibility of each of (i) direct ownership of real estate properties, including ownership through wholly-owned subsidiaries, focusing on office, industrial and self-storage properties, (ii) indirect participation in those types of properties through investments in corporations, business trusts, general partnerships, limited partnerships, joint ventures and other legal entities, and (iii) development and acquisition of unimproved property or the acquisition and conversion of existing structures. At the present time, all the Company's existing and contemplated investments in real estate properties are held through direct ownership as described in clause (i). The Company intends to retain ownership of the Properties and any other acquired properties for their net operating income. The Company will sell any of these Properties when the economic benefit, including the income tax consequences, to the stockholders warrants such action. In the case of the sale of the Self-Storage Facilities and the Giltedge Office Building, there are special income tax considerations that may affect this determination, and the Company does not intend to sell them for 10 years from the date of their purchase. See below, "--Disclosure Regarding Forward-Looking Statements And Cautionary Statements--B. Tax Risks".

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

     Financing Policies. The Company intends to make additional investments in properties and may incur indebtedness to make those investments or to meet the distribution requirements imposed by the REIT provisions of the Code, to the extent that cash flow from the Company's operations, invest ments, and working capital is insufficient. Additional indebtedness incurred by the Company may be secured by part or all of the Company's real estate properties ("Secured Indebtedness"). The Company has no limitation on the number or amount of Secured Indebtedness or mortgages which may be placed on any one of the Company's properties.

     Secured Indebtedness incurred by the Company may be in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, or financing from banks, institutional investors or other lenders. This indebtedness may be recourse to all or any par t of the assets of the Company, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for refinancing existing indebtedness, for financing development and acquisition of properties, for the payment of dividends and for working capital.

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

Disclosure Regarding Forward-Looking Statements And Cautionary Statements
-------------------------------------------------------------------------

     Forward-Looking Statements. This Annual Report on Form 10-KSB includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY-- Description Of Properties", "-Competition", "--Environmental Matters" and "--Policies And Objectives With Respect To Certain Activities", and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the "--Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

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

        Government Regulation. The Company is subject to government regulation of its business operations in general, such as environmental and other laws, including the Americans With Disabilities Act. See above, "--Environmental Matters", and see below "--C. Real Estate Investment Ris ks--Possible Environmental Liabilities" and "--Americans With Disabilities Act". There is no assurance that subsequent changes in laws and regulations will not affect the Company's operations.

        Dependence On Key Personnel. The Company is highly dependent on the services of James F. Etter, its president and sole full-time employee. The loss of Mr. Etter could have a material adverse affect on the Company. See above, "--Employees".

        No Assurance of Dividends. The Company's ability to pay dividends in the future is dependent on its ability to operate profitably and to generate cash from its operations. There is no assurance that the Company will be able to pay dividends on a regular quarterly basis.

     B. Tax Risks
        ---------

        Tax Liabilities As A Consequence Of The Failure To Qualify As A REIT. The Company believes that it has been organized and operated so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"); however no assurance can be given that the Company will qualify or remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. There are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. The determination of various factual matters and circumstances not entirely within the Company's control may affect its ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not have a substantial adverse effect with respect to the qualification as a REIT or the federal income tax consequences of such qualification.

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

        Distributions to Stockholders. In order to qualify as a REIT, the Company generally will be required each year to distribute to its stockholders at least 95% of its REIT taxable income (excluding any net capital gains). In addition, the Company will be subject to a 4% nondeducti ble excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income plus 95% of its capital gain net income for that year.

        The Company intends to make distributions to its stockholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. The Company's income will consist primarily of its share of the income from operating the Properties. Differences in timing be tween taxable income and cash available for distribution could require the Company to borrow funds on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax.

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

        No Assurance Of Tenants. Although the Properties currently have favorable occupancy rates, there is no assurance that current tenants will renew their leases upon the expiration of their terms or that current tenants will not attempt to terminate their leases prior to the expirat ion of their current terms. In such an instance, the Company may not be able to locate a qualified replacement tenant and, as a result, the Company would lose a source of revenue while remaining responsible for the payment of the Company's obligations. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY-Description Of Properties".

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

        Possible Environmental Liabilities. Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, including, without limitation, asbestos-containing materials ("ACMs") that are located on or under the property. These laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of those substances. In connection with its proposed ownership and operation of the Properties, the Company may be liable for such costs. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate any contamination, may adversely affect the ability t o arrange for financing secured by that real property.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. The Company's Common Stock (symbol: AMVP) and Warrants (symbol: AMVPW) became listed for trading on the Nasdaq SmallCap Stock Market in the over-the-counter market on November 6, 1996.

     The range of high and low bid prices of the Common Stock and Warrants for each quarterly period during the period commencing November 6, 1996 and ended December 31, 1997, as reported by the Nasdaq SmallCap market, is as follows:

                                  Common Stock                   Warrants
                             -----------------------     -----------------------
Quarter Ended                 High            Low         High           Low
-------------                 ----            ---         ----           ---

December 31, 1996            $5.75           $2.25       $1.50           $.50

March 31, 1997                4.75            3.00         .75            .25

June 30, 1997                 4.5625          3.75         .3125          .25

September 30, 1997            4.9375          4.0625       .28125         .15625

December 31, 1997             5.00            4.25         .34375         .21875



     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. The closing sales price for the Common Stock on March 10, 1998 as reported by Nasdaq SmallCap Stock Market was $4.75 per share.

     Holders. The number of holders of Common Stock of record on March 10, 1998 was 324. This number does not include stockholders who own Common Stock through a brokerage firm or other nominee.

     Dividends. The Company paid $.1125 per share dividend in each of the four quarters in 1997. The annualized dividend per share was $.45.

     Recent Sales Of Unregistered Securities. On August 28 and September 30, 1997, the Company issued 34,200 and 12,000 shares of Common Stock, respectively, as part of the purchase consideration of the Texas Properties that were acquired on those dates. The issuance of these shares of Common Stock was made pursuant to an exemption from registration in accordance with Section 4(2) under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in "ITEM 7. FINANCIAL STATEMENTS". These financial statements present the operations of the Company prior and subsequent to the consummation of the Company's initial public offering on October 29, 1996 (the "IPO") (see Note 4 to the financial statements).

Results Of Operations
---------------------

Comparison Of Year Ended December 31, 1997 With Year Ended December 31, 1996
----------------------------------------------------------------------------

     In August and September 1997, the Company acquired three properties in Texas (the "1997 Acquired Properties"). The Company owned a total of nine properties at December 31, 1997. Revenues increased $1,236,598, or 99%, to $2,481,182 for 1997 as compared to $1,245,584 for 1996. The increase in revenues was due primarily to the revenues of the 1997 Acquired Properties of $105,934 being included for five months in 1997 and the revenues of the 1996 Acquired Properties (defined below) of $1,123,812 being included for the entire year. The growth in revenues was directly related to the Company's acquisition of properties subsequent to its IPO.

     Property operations, real estate taxes, management fees, general and administrative, interest expense, and depreciation and amortization all increased in 1997 to $274,139, $153,815, $68,401, $185,592, $276,815 and
$266,842, respectively. All of the increases primarily resulted from the in clusion of the expenses attributable to each of the 1996 Acquired Properties (defined below) for a full year and the 1997 Acquired Properties for five months. As a result of the above factors, the net loss and net loss per share decreased from $137,728 or $.29 per share, to $120,452, or $.09 per share in 1997 from 1996.

Comparison Of Year Ended December 31, 1996 With Year Ended December 31, 1995
----------------------------------------------------------------------------

     The 1996 operating results include only six months revenues and expenses for the five properties acquired effective as of July 1, 1996 (the "1996 Acquired Properties"). The 1995 operating results include only one property, the Broadway Property, for the entire year. Revenues for 1996 increased $1,022,200, and operating expenses, management fees, interest and depreciation and amortization increased $280,000, $51,500, $303,000 and $263,000, respectively, as compared with 1995. All the increases resulted primarily from operation of the 1996 Acquired Properties as of July 1, 1996. Actual real estate taxes for each property remained flat when compared to prior year's taxes, except for the Giltedge Office Building which decreased from $82,600 in 1995 to $67,100 in 1996. The general and administrative expenses increased approximately $44,000 due primarily to personnel costs associated with managing the Company's property portfolio. Of the $28,000 increase in interest income, approximately $10,000 is attributable to a portion of IPO proceeds being available for investment in short term investments, and the remainder is attributable to a non-recurring interest payment to CSP and GBI from their former parent that accrued from July 1 to October 30, 1996. See Note 9 to the financial statements. The revenues and operating expenses for the Broadway Property remained constant for years ended 1996 and 1995.

     As a result of the above factors, the net loss and net loss per share decreased in 1995 from $164,570, or $.58 per share, to $137,728, or $.29 per share, in 1996. Assuming on a pro forma basis that the Company had acquired all six of its properties effective on or before January 1, 1996 ( the 1996 Acquired Properties were acquired effective as of July 1, 1996), the pro forma net loss and net loss per share for 1996 would be $27,999 and $.02, respectively.

Liquidity and Capital Resources
-------------------------------

     AmeriVest's IPO resulted in the issuance and sale of 1,098,870 shares of common stock at $5.00 per share and 549,435 warrants at $.10 per warrant (see
Note 4 to the financial statements). The net proceeds from the offering were approximately $4,538,000, of which $3,325,000 was used to acq uire the five properties that the Company had under contract at the time of the offering (see
Note 2 to the financial statements), $196,000 was used to repay a short term note to a related party, and $1,000,000 was set aside for future acquisitions. The $1,000,000 represents the major part of the increase in cash and cash equivalents from December 31, 1995 to December 31, 1996.

     The Company has under contract eleven office buildings in Texas for an aggregate purchase price of approximately $7,300,000. A portion of the purchase consideration will be paid by the issuance of 204,300 shares of the Company's common stock at $5.00 per share. The remaining portion will be financed through long-term debt. The acquisition is expected to be completed on or before July 1, 1998. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY - Proposed Purchase Of Eleven Office Buildings In Texas".

     During the third quarter of 1997, AmeriVest issued an aggregate of 46,200 shares of its Common Stock, valued at $207,900, as partial consideration for the acquisition of the 1997 Acquired Properties. Other changes in stockholders' equity are the result of dividends paid in 1997. The tota l dividends for 1997 were $631,396, of which $160,801 ($.1125 per share) was paid on January 9, 1998 to stockholders of record on December 26, 1997.

     The Company intends to meet its near term working capital liquidity requirements through cash flows provided from operations. The Company has a short-term revolving credit line from Norwest Bank Colorado in the amount of $400,000. At December 31, 1997, the Company had available $250,000 under that line of credit.

     The Company expects to continue its acquisition strategy of acquiring properties, but to do so the Company will need to raise additional capital from the sale of securities, incur additional borrowings, and/or issue previously unissued shares of common stock. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of dividends paid to stockholders.

     Management believes that inflation should not have a material adverse effect on the Company. The Company's leases of office and showroom space require the tenants to pay increases in operating expenses, and the self-storage leases are short-term so that there are not contractual restraint s against increasing rents to attempt to respond to inflationary pressures, if any inflationary pressure should materialize.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

AmeriVest Properties Inc. and Subsidiaries

      Independent Auditor's Report                                      F-1
      Consolidated Balance Sheet as of December 31, 1997                F-2
      Consolidated Statements of Operations for the
         years ended December 31, 1996 and 1997                         F-3
      Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1996 and 1997                 F-4
      Consolidated Statements of Cash Flows for the years
         ended December 31, 1996 and 1997                             F-5-6
      Notes to Consolidated Financial Statements                     F-7-17

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
AMERIVEST PROPERTIES INC.

We have  audited  the  accompanying  consolidated  balance  sheet  of  AmeriVest
Properties Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, eviden ce supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVest Properties Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                            Wheeler Wasoff, P.C.


Denver, Colorado
February 7, 1998

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997

                                     ASSETS

ASSETS
   Investment in real estate
        Land                                                       $  2,668,758
        Buildings and improvements                                   13,064,287
        Furniture, fixtures and equipment                               248,667
        Tenant improvements                                             519,945
        Less accumulated depreciation and amortization               (5,118,271)
                                                                   ------------

           Net Investment in Real Estate                             11,383,386

   Cash and cash equivalents                                             99,334
   Tenant accounts receivable                                            34,625
   Deferred financing costs, net                                         85,956
   Prepaid expenses and other assets                                     38,767
                                                                   ------------

                                                                   $ 11,642,068
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Mortgage loans and notes payable                                $  7,413,077
   Accounts payable and accrued expenses                                 48,543
   Accrued interest                                                      56,219
   Accrued real estate taxes                                            298,074
   Accrued rents and security deposits                                  120,799
   Dividends payable                                                    160,801
                                                                   ------------

           Total Liabilities                                          8,097,513
                                                                   ============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
        Authorized - 10,000,000 shares
        Issued and outstanding - 1,429,070 shares                         1,429
   Capital in excess of par value                                     4,463,955
   Distributions in excess of accumulated earnings                     (920,829)
                                                                   ------------
           Total Stockholders' Equity                                 3,544,555
                                                                   ------------

                                                                   $ 11,642,068
                                                                   ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                     1996               1997
                                                     ----               ----
REAL ESTATE OPERATING REVENUE
   Rental revenue
        Commercial properties                     $   606,758       $ 1,132,849
        Storage properties                            638,826         1,349,333
                                                  -----------       -----------

                                                    1,245,584         2,482,182
                                                  -----------       -----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
        Operating expenses                            285,165           559,304
        Real estate taxes                             129,045           282,860
        Management fees - related                      72,735           141,136
   General and administrative                         214,784           400,376
   Interest                                           408,614           685,429
   Depreciation and amortization                      303,465           570,307
                                                  -----------       -----------

                                                    1,413,808         2,639,412
                                                  -----------       -----------

OTHER INCOME
   Interest income                                     30,496            36,778
                                                  -----------       -----------

NET (LOSS)                                        $  (137,728)      $  (120,452)
                                                  ===========       ===========

NET (LOSS) PER COMMON SHARE                       $      (.29)      $      (.09)
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                 467,145         1,397,270
                                                  ===========       ===========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.




                                          AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                                                                 Distributions
                                                           Common Stock           Capital in                     in Excess of
                                                    --------------------------     Excess of       Accumulated    Accumulated
                                                      Shares         Amount        Par Value         Deficit       Earnings
                                                      ------         ------        ---------         -------       --------


Balance, January 1, 1996                                284,000    $       284    $   509,512     $  (508,782)    $      --

Sale of common stock warrants                              --             --          150,000            --              --
Costs of warrant offering                                  --             --           (8,008)           --              --
Sale of common stock and warrants in initial
   public offering                                    1,098,870          1,099      5,548,205            --              --
Costs of public offering                                   --             --       (1,009,732)           --              --
Dividends paid (Note 1)                                    --             --             --          (425,094)        (31,253)
Adjustment to reflect reorganization as a
   REIT                                                    --             --         (933,876)        933,876            --
Net (Loss)                                                 --             --             --              --          (137,728)
                                                    -----------    -----------    -----------     -----------     -----------

Balance, December 31, 1996                            1,382,870          1,383      4,256,101            --          (168,981)

Issuance of common stock for properties                  46,200             46        207,854            --              --

Dividends declared (Note 1)                                --             --             --              --          (631,396)

Net (Loss)                                                 --             --             --              --          (120,452)
                                                    -----------    -----------    -----------     -----------     -----------

Balance, December 31, 1997                            1,429,070    $     1,429    $ 4,463,955     $      --       $  (920,829)
                                                    ===========    ===========    ===========     ===========     ===========


                                         The accompanying notes are an integral part
                                          of the consolidated financial statements.








                            AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                          1996              1997
                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                        $  (137,728)       $  (120,452)
   Adjustments to reconcile net (loss) to net cash
             provided by operating activities
        Depreciation and amortization                                    303,465            570,307
        Changes in assets and liabilities
            Decrease (increase) in receivables                            34,169             (4,611)
            (Increase) decrease in prepaids                               (2,656)            11,588
            (Decrease) in accounts payable                               (26,470)            (4,221)
            Increase in accruals                                          91,827             78,276
        Other                                                            (13,005)            (1,500)
                                                                     -----------        -----------

   Net cash provided by operating activities                             249,602            529,387
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to investments in real estate                                (4,883)        (1,205,179)
   Acquisition of subsidiaries, net of cash acquired (Note 2)         (2,769,152)              --
   Loans to predecessor parent of subsidiaries acquired                 (385,000)              --
                                                                     -----------        -----------

   Net cash (used) by investing activities                            (3,159,035)        (1,205,179)
                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock and warrants                     5,549,304               --
   Common stock offering costs                                          (905,356)              --
   Proceeds from sale of common stock warrants                           150,000               --
   Cost of warrants offering                                              (8,008)              --
   Proceeds from bank loan                                                  --              260,000
   Repayment of bank loan                                                   --             (110,000)
   Loan proceeds - related                                                75,000               --
   Re-payment of loan to related party                                  (200,000)              --
   Payments on mortgage loans                                            (71,697)          (134,918)
   Dividends paid                                                       (456,347)          (470,596)
                                                                     -----------        -----------

   Net cash provided (used) by financing activities                    4,132,896           (455,514)
                                                                     -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    1,223,463         (1,131,306)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               7,177          1,230,640
                                                                     -----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 1,230,640        $    99,334
                                                                     ===========        ===========

                            The accompanying notes are an integral part
                             of the consolidated financial statements.

                                              F - 5

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1997


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended December 31, 1996 and 1997, the Company paid cash for interest of $396,030 and $686,450 respectively.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

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

In 1997 the Company issued an aggregate 46,200 shares of its common stock, valued at $207,900, as partial consideration for the acquisition by a wholly owned subsidiary of the Company of three commercial properties in Texas (See
Note 2).





                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     AmeriVest Properties Inc. (the Company) was incorporated under the laws of the State of Delaware on August 25, 1993. Effective January 1, 1996, and upon completion of an initial public offering of its common stock, the Company commenced operating as a self-administered and self-managed rea l estate investment trust ("REIT"). The Company owns and operates, through its wholly owned subsidiaries, self-storage facilities and an industrial warehouse in the Denver, Colorado metropolitan area, an office building in Appleton, Wisconsin and three commercial office properties in Texas.

     Effective July 1, 1996, the Company acquired 100% of the outstanding common stock of both Consolidated Storage Properties, Inc. and Giltedge Office Building, Inc. pursuant to a purchase and sale agreement entered into July 14, 1995, as amended April 24, 1996. The acquisition was accounted for as a purchase (Note 2).

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated operations of the Company and its wholly owned subsidiaries, as follows:

                    AmeriVest Broadway Properties, Inc. (ABP)
                    Consolidated Storage Properties, Inc. (CSP)
                    Giltedge Office Building, Inc. (GBI)
                    AmeriVest Properties Texas Inc. (APT)

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     INVESTMENT IN REAL ESTATE

     Real estate, property, and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

        Description                   Estimated Useful Lives

        Land                          Not depreciated
        Buildings                     15 to 35 years
        Equipment                     5 to 7 years
        Tenant Improvements           Corresponding term of tenant's lease

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

     Effective January 1, 1996 the Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally would not be subject to federal income taxation at the corporate level to the extent it distri butes annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

     Certain of the Company's subsidiaries are subject to certain state excise and franchise taxes. The provision for such state taxes has been reflected in general and administrative expense in the consolidated statement of operations and has not been separately stated due to its insignificance.

     For federal income tax purposes, the cash dividend paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Dividends paid for the year ended December 31, 1996 totaling $456,347 are characterized 93.15% ($.307 per share) as ordin ary income and 6.85% ($.023 per share) as return of capital. The

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     dividends paid as ordinary income represent a distribution of earning and profits (as defined under the Code) of the Company's subsidiaries prior to their inclusion in the REIT. Dividends for the year ended December 31, 1997 totaling $631,396 are characterized 100% as return of capital and includes the dividend decl ared in the fourth quarter of 1997 of $160,801 ($.1125 per share) which was paid January 9, 1998.

     SHARE BASED COMPENSATION

     In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria.

     DEFERRED FINANCING COSTS

     Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans on a basis which approximates the interest method. Accumulated amortization of deferred financing costs was $71,778 at De cember 31, 1997. Unamortized deferred financing fees are written-off when debt is retired before the maturity date.

     TENANT LEASING COSTS

     Fees and costs incurred in the successful negotiation of leases have been deferred and are being amortized on a straight-line basis over the terms of the respective leases.

     CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash in banks in excess of federally insured amounts. At December 31, 1997 there were no cash equivalents.

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

     LOSS PER COMMON SHARE

     Loss per common share is computed based on the weighted average number of common shares outstanding during each period. Common shares issued prior to completion of the Company's initial public offering are considered outstanding for all periods presented. Common stock equivalents, consist ing of warrants and options, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

     In February 1997 SFAS No. 128, "Earnings Per Share" was issued effective for periods ending after December 15, 1997. There is no impact on the Company's financial statements from adoption of SFAS No. 128.

     NEW TECHNICAL PRONOUNCEMENTS

     In February 1997 SFAS No. 129, "Disclosure of Information about Capital Structure" was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1997.

     In June 1997 SFAS No. 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

     In June 1997 SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

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

                 Purchase price, per contract      $ 3,325,000

                 Closing adjustments                   482,505
                                                   -----------

                 Purchase price                      3,807,505
                 Note receivable from CAP             (789,964)
                                                   -----------

                 Cash paid at closing                3,017,541
                 Cash acquired                        (248,389)
                                                   -----------

                 Cash paid, net of cash acquired   $ 2,769,152
                                                   ===========


     Effective August 1, 1997 the Company, through its wholly owned subsidiary, APT, acquired three real estate properties in Texas. The properties were acquired for an aggregate $1,149,700 and an aggregate 46,200 shares of common stock, under separate purchase contracts. Pursuant to the purchase agreements and related subscription agreements executed by the seller, the seller will be issued additional shares of common stock if either (a) the average last sales price of the Company's common stock is not $4.50 per share or higher during the 60 days immediately preceding the first anniversary of the closing date or (b) the last sale price of common stock is not $4.50 higher on the 15 consecutive business days immediately preceding the first anniversary of the closing date of the properties. The additional shares to be issued will be based on the difference between the amounts as calculated in (a) or (b) above and $4.50 per share. Accordingly, the shares issued were valued at $4.50 per share.

     Depreciation expense related to the investment in real estate was $290,620 and $544,400 for the years ended December 31, 1996 and 1997, respectively.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MORTGAGES AND NOTES PAYABLE

     Mortgages payable are collateralized by substantially all properties and require monthly principal and interest payments. Following is a summary of the Company's mortgages and notes payable at December 31, 1997:


     Mortgage  payable  to United  Companies  Lending  Corp.
          Interest at 8.5%, due in monthly  installments  of
          $9,920  through  September  1998,  at which time a
          balloon    payment   of    $1,144,945    is   due.
          Collateralized   by   the   industrial   warehouse
          property in Denver, Colorado.                             $ 1,158,977

     Mortgage payable to Fox Cities Bank,  maturing  October
          1, 2019.  Interest at 8.5% through  October  1997,
          with an annual adjustment thereafter not to exceed
          1%;  current   monthly   installment  of  $16,910.
          Collateralized  by an office building in Appleton,
          Wisconsin.                                                  2,013,218

     Mortgages payable to AIG Mortgage Finance Company, Inc.
          Interest at 9.9%, due in monthly  installments  of
          $41,212  based on a 20 year  amortization  through
          March 1, 2000 at which  time a balloon  payment of
          $3,875,470   is   due.   Collateralized   by  four
          self-storage   facilities  in  Denver,   Colorado.          4,090,882

     Note payable to Norwest Bank Colorado,  N.A. (Norwest),
          $400,000  revolving line of credit secured by four
          private  self  storage   facilities  in  Colorado,
          interest at Norwest prime plus 1% payable monthly.
          The  note  matures  in May,  1998.  The  year  end
          weighted  average  interest  rate at December  31,
          1997 was 9.5%.  $250,000 was  available for use at
          December 31, 1997.                                            150,000
                                                                     ----------

                                                                     $7,413,077
                                                                     ==========

     As of December 31, 1997, the scheduled maturities of all mortgages and notes payable are as follows:

                   1998                                $ 1,435,670
                   1999                                    139,319
                   2000                                  3,932,778
                   2001                                     42,508
                   2002                                     46,265
                   Thereafter                            1,816,537
                                                       -----------
                                                       $ 7,413,077
                                                       ===========

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

     In 1997 the Company issued an aggregate 46,200 shares of its common stock as partial compensation for the acquisition of three commercial properties in Texas (see Note 2).


NOTE 5 - STOCK OPTION PLAN

     In May 1995, the Board of Directors approved the 1995 Stock Option Plan (the "Option Plan"). Pursuant to the Option Plan, the Company may grant options to purchase an aggregate of 130,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Option Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. Directors who are not also employees of the Company ("Outside Directors") automatically receive options to purchase 12,000 shares pursuant to the Option Plan at the time of their election as an Outside Director. None of these options are exercisable at the time of grant. Options to purchase 4,000 shares become exercisable for each Outside Director on December 30 of each of the first three years immediately following the date of grant of the options to that Outside Director. The exercise price for options granted to Outside Directors is the fair market value of the common stock on the date of grant, and all options granted to Outside Directors expire five years from the date of grant. On the date that all of an Outside Director's options have expired, options to purchase an additional 12,000 shares, none of which is exercisable at that time, shall be granted to that Outside Director.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - STOCK OPTION PLAN (CONTINUED)


     The status of outstanding options granted pursuant to the Company's Stock Option Plan was as follows:

                                             Number     Weighted      Weighted
                                               of        Average       Average
                                             Shares   Exercise Price  Fair Value
                                             ------   --------------  ----------

  Options Outstanding - January 1, 1996      56,000      $   5.00
  Granted                                    10,000      $   5.00       $   .08
                                            -------

  Options Outstanding - December 31, 1996    66,000      $   5.00
          (34,000 exercisable)
  Granted                                    56,000      $   4.44       $   .43
                                            -------

  Options Outstanding - December 31, 1997   122,000      $   4.74
          (57,000 exercisable)              =======



     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for 1997 would have been increased to the pro forma amounts indicated below:

Net (loss) applicable to common stockholders - as reported          $  (120,452)
                                                                    ===========
Net (loss) applicable to common stockholders - pro forma            $  (122,741)
                                                                    ===========
(Loss) per share - as reported                                      $      (.09)
                                                                    ===========
(Loss) per share - pro forma                                        $      (.09)
                                                                    ===========
Weighted average fair value of options granted in 1997              $       .43
                                                                    ===========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 9.5%; expected volatility of 25.52%; discount rate of 5.50%; and expected lives of 5 years.

     At December 31, 1997 the number of options exercisable was 57,000, the weighted average exercise price of these options was $4.95, the weighted average contractual life of the options was 5 years and the range of exercise prices was $4.44 to $5.00 per share.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASE AGREEMENTS

     The following table summarizes future minimum base rent to be received under noncancelable tenant leases for the Company's commercial properties expiring each year, as of December 31, 1997:

                    1998                                 $ 1,242,371
                    1999                                     976,876
                    2000                                     664,278
                    2001                                     513,996
                    2002                                     393,918
                    Thereafter                               292,112
                                                          ----------

                                                          $4,083,551
                                                          ==========


     The leases also provide for additional rent based on increases in operating expenses. These increases are generally payable annually in the succeeding year. The Company's self-storage facilities are generally leased on a month to month basis, and are therefore not included in the above table.




NOTE 7 - FINANCIAL INSTRUMENTS

     FAIR VALUE

     The Company's financial instruments include tenant accounts receivable, accounts payable, other accrued expenses and mortgage loans and notes payable. The fair values of these financial instruments were not materially different from their carrying or contract values.

     CONCENTRATIONS OF CREDIT RISK

     The Company leases office and warehouse facilities to commercial businesses in Colorado and Wisconsin and state governmental units in Texas. The terms of the leases generally require basic rent payments at the beginning of each month. Credit risk associated with the lease agreements is limited to the amount of rents receivable from tenants less any related security deposits. The Company's self-storage facilities are generally leased on a monthly basis. Credit risk associated with these leases is limited to the amounts of rents receivable.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash
     equivalents.   The  Company   maintains  cash  accounts  at  two  financial
     institutions. The Company periodically evaluates the credit worthiness of these financial instit utions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS

     On July 14, 1995, as amended April 24, 1996, the Company entered into an agreement with a real estate brokerage firm beneficially owned by an individual who is the special representative to CAP, founder of the Company, and was an approximate 4.9% beneficial stockholder of the Company at December 31, 1996 (approximately 2.6% at December 31, 1997). Pursuant to the agreement, the founder of the Company shall have the first right of refusal to participate in any and all real estate transactions involving commercial and industrial real estate which has been offered to the real estate brokerage firm or the individual. The agreement is for a period of one year, commencing upon the closing of the initial public offering of the Company's common stock unless terminated at an earlier date, and month to month thereafter.

     In November 1997 the Company entered into purchase and sale agreements for the acquisition of eleven commercial real estate properties located in Texas. The aggregate purchase price for the eleven properties is $7,316,500, comprised of $6,103,000 cash, 204,300 shares of the Company's common stock, valued at $5.00 per share, and a promissory note in the amount of $192,000 due with interest at the rate of 8.5% per annum. The Company paid a $5,000 earnest money deposit on each of the eleven separate purchase agreements (an aggregate $55,000) in 1998. Pursuant to the agreements, closing on the acquisition of the properties will be on or before July 1, 1998.

NOTE 9 - RELATED PARTY TRANSACTIONS

     The Company's properties are managed, under a management agreement, by an entity whose beneficial majority shareholder is a founder of the Company. The entity manages all aspects of property operations, including leasing, bookkeeping, and other matters. For these services, the Company is charged a fee of 2% to 5% of gross revenues plus 5% of all personnel costs. During the years ended December 31, 1996 and 1997, $66,735 and $141,136, respectively, were incurred under the management agreement and for other administrative services.

     On June 15, 1995 the Company executed a promissory note with Electro-Media of Colorado, Inc. (Electro) to borrow up to $125,000. Electro was, and is still, owned and controlled by the spouse of an individual who was a major beneficial shareholder of the Company at the time such loan was made. The note is unsecured and was due, with interest at 11% per annum, on or before December 31, 1996. As of December 31, 1995, $125,000 in advances had been made on the note and $3,451 in accrued interest thereon was due. An additional $75,000 was loaned to the Company in 1996 under the same terms and conditions as the original loan. The total amount due, including interest of $16,125, was repaid in October 1996.

     The Company's subsidiaries, CSP and GBI, loaned their former parent, CAP, an aggregate $385,000 during the period July 1, 1996, effective date of the acquisition, through October 29, 1996, date of closing of the acquisition. The amount loaned, including loans made prior to July 1, 1996, was re paid together with interest at 9% per annum as an adjustment to closing (See
     Note 2).

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Pro Forma Condensed Statement of Operations (Unaudited)

               Total revenues                       $ 2,367,444
                                                    -----------

               Property expenses                        778,509
               General and administrative expense       344,504
               Interest expense                         706,046
               Depreciation and amortization            566,384
                                                    -----------

               Total expenses                         2,395,443
                                                    -----------

               Net (loss)                           $   (27,999)
                                                    ===========

               Net (loss) per common share          $      (.02)
                                                    ===========

               Weighted average number of common
                  shares outstanding                  1,382,870
                                                    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors And Executive Officers
--------------------------------

     The officers and directors of the Company are as follows:

Name                         Age          Positions
----                         ---          ---------
James F. Etter                55          President; Chief Executive Officer;
                                           Chief Financial Officer; and Director
Charles R. Hoffman            61          Chairman Of The Board
John A. Labate                49          Director
Robert J. McFann              81          Director; and Secretary


     James F. Etter has served as President of AmeriVest since May 1995, as a director since December 1995, as Chief Executive Officer since January 1997, and as Chief Financial Officer since July 1996. From 1994 until he joined the Company, Mr. Etter acted as a consultant with respect to acquisitions. Mr. Etter served as President and Chief Executive Officer of Recycling Management Company from 1990 until 1994. From 1988 until 1990, Mr. Etter acted as a real estate consultant for real estate development/resort projects in South Carolina. From 1985 until 1988, Mr. Etter served as Vice President, Chief Financial Officer for Wild Dunes Resort, and President of Wild Dunes Real Estate, Inc. Mr. Etter also assisted in establishing a chain of restaurants when he served as President and Chief Executive Officer of BEST Food Systems, Inc. He also served as Vice President of Finance for Braswell Shipyards, Inc., assisting with negotiations for a $28 million financing package with multiple lenders. In addition, Mr. Etter has been the chief financial officer of Sam Solomon & Company, a public company which subsequently was acquired by Service Merchandise & Company, and a principal at Arthur Young & Company, now known as Ernst & Young, an international accounting firm. Mr. Etter received his Masters of Business Administration and his Bachelors of Business Administration degrees from the University of Cincinnati.

     Charles R. Hoffman has served as a director of AmeriVest since August 1994 and as Chairman of the Board since May 1995. Mr. Hoffman has served as a member of the Audit Committee of the Board Of Directors since July 1995. In July 1994, Mr. Hoffman retired as President of Texaco Pipeline Inc. In that capacity he had executive responsibility for more than 1,200 employees and over 2,900 miles of pipeline. He also has experience in the crude oil terminal and transportation business with companies such as Getty Pipeline, Inc., Getty Trading And Transportation Company, and Skelly Pipe Line, Inc. He has served on the boards of directors of a number of pipeline systems and as president of two pipeline systems. Mr. Hoffman received his Bachelor of Science and Masters of Science/Civil Engineering degrees from the Missouri School Of Mines And Metallurgy.

     John A. Labate has served as a director of AmeriVest since May 1995. Mr. Labate has served as a member of each of the Audit Committee and of the Acquisition Committee of the Board Of Directors since July 1995. Mr. Labate has served as Vice President and Chief Financial Officer of GeoBiotics, Inc. since August 1997, a Denver based mining technology company. From 1992 to 1997 Mr. Labate served as the Chief Financial Officer, Secretary, and Treasurer of Crown Resources Corporation, a publicly traded, Denver, Colorado based international gold mining and exploration company. From 1987 through 1991, Mr. Labate served as Corporate Controller of Bond International Gold, Inc., a New York Stock Exchange listed international mining and processing company based in Denver, Colorado. Prior to 1987, Mr. Labate served as controller and manager of other mining companies and equipment manufacturing companies. Mr. Labate received his Bachelor of Science degree in accounting from San Diego State University.

     Robert J. McFann has served as a director of AmeriVest since August 1994 and as Secretary since May 1995. Mr. McFann has served as a member of the Acquisition Committee of the Board Of Directors since July 1995. Mr. McFann has been retired since 1996. He previously was the principal owner and President of Hy Grade Meat Company, a private company which grew to a mid-sized hotel and restaurant supply house under his direction. Prior to this, he worked for Cudahy Meat Company in its salesdepartment as well as other positions. He has served on the Board Of Directors of the Bank Of Aurora and for several years managed a diverse family owned investment portfolio of commercial real estate, family owned businesses and other investments.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities And Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 1997, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers and the Company's review of the monthly statements of changes filed with the Company by its officers and directors.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required for Item 10 is incorporated by reference from "EXECUTIVE COMPENSATION" in the Company's Proxy Statement concerning the Company's May 21, 1998 Annual Meeting Of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes certain information as of March 10, 1998 with respect to the beneficial ownership of the Company's common stock (i) by the Company's directors, (ii) by stockholders known by the Company to own 5% or more of the Company's Common Stock, and (iii) by all officers and directors as a group.


                                                As Of March 10, 1998
                                    --------------------------------------------
Name And Address Of                                          Percentage Of Class
Beneficial Owner                    Number Of Shares         Beneficially Owned
----------------                    ----------------         ------------------


Charles R. Hoffman                      67,500(1)                    4.7%
208 Somerset
Bentonville, Arizona 72712


John A. Labate                          12,000(1)                     *
5260 South Beeler Court
Englewood, Colorado  80111


Robert J. McFann                        64,800(1)                    4.5%
3260 Zephyr Court
Wheat Ridge, Colorado 80033


James F. Etter                          43,600(2)                    3.0%
7100 Grandview Avenue
Suite 1
Arvada, Colorado 80002


All Officers And Directors              187,900(1)(2)               12.5%
As A Group (Four Persons)


S. Kris Bandal                          98,000(3)                    6.9%
6043 Hudson Road, #140
Woodbury, Minnesota 55126


Rimrock Partners LLC                    122,256(4)                   8.6%
1136 East Stuart, Suite 4203
Fort Collins, Colorado 80525-1193

---------------

*Less than one percent.

(1) Includes or consists of options to purchase 12,000 shares of Common Stock that currently are exercisable that were granted to each Outside Director pursuant to the Company's 1995 Stock Option Plan. The number of shares indicated also includes the following number of shares underlying common stock purchase warrants ("Warrants") that currently are exercisable that are held by each of the following persons: Charles Hoffman, 8,000; and Robert J. McFann, 4,000.

(2) Consists of an aggregate of 17,100 shares of Common Stock owned by Mr. Etter, his wife, and minor daughter, 21,000 shares of Common Stock issuable upon one exercise of currently exercisable options, and an aggregate of 5,500 shares of Common Stock issuable upon the exercise of Warrants owned by Mr. Etter and his wife.

(3) Consists of 98,000 shares over which Mr. Bandal has sole voting power as disclosed in a Schedule 13D dated March 5, 1997 provided to the Company by Mr. Bandal.

(4) Includes 122,256 shares over which Rimrock Partners LLC ("Rimrock") has sole voting power as disclosed in a Schedule 13D dated March 17, 1998 provided to the Company by Rimrock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required for Item 12 is incorporated by reference from "TRANSACTIONS WITH MANAGEMENT AND PRINCIPAL STOCKHOLDERS" in the Company's Proxy Statement concerning the Company's May 21, 1998 Annual Meeting Of Stockholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

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

         10.3(a) First Amended And Restated Purchase Agreement effective as of July 14, 1995 between the Company and Consolidated American Properties, Ltd. ("CAP") is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registrati on No. 333-5114-D).

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

         10.6 Form of Employment Agreement effective as of January 1, 1996 between the Company and James F. Etter is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.7 Form of Employment Agreement effective as of January 1, 1997 between the Company and James F. Etter.

         10.8 Form of Employment Agreement effective as of January 1, 1998 between the Company and James F. Etter.

         10.9       1995 Stock Option Plan.

         10.10 1998 Stock Option Plan is incorporated by reference from the Company's Proxy Statement concerning the Company's May 21, 1998 Annual Meeting Of Stockholders filed with the SEC on March 30, 1998.

         27.1       Financial Data Schedule.

     (b) Reports On Form 8-K. The Registrant did not file any reports on Form 8-K during the fiscal year ended December 31, 1997.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERIVEST PROPERTIES INC.


Date:  March 30, 1998                     By: /s/ James F. Etter
                                             -----------------------------------
                                             James F. Etter, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                            Date
---------                       -----                            ----



 /s/ James F. Etter             President, Chief Executive       March 30, 1998
--------------------------      Officer (Principal Executive
James F. Etter                  Officer); Chief Financial
                                Officer (Principal Financial
                                and Accounting Officer)
                                and Director

 /s/ Charles R. Hoffman         Director                         March 30, 1998
--------------------------
Charles R. Hoffman



 /s/ John A. Labate             Director                         March 30, 1998
--------------------------
John A. Labate



 /s/ Robert J. McFann           Director                         March 30, 1998
--------------------------
Robert J. McFann

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

         10.3(a) First Amended And Restated Purchase Agreement effective as of July 14, 1995 between the Company and Consolidated American Properties, Ltd. ("CAP") is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registrati on No. 333-5114-D).

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

         10.6 Form of Employment Agreement effective as of January 1, 1996 between the Company and James F. Etter is incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.7 Form of Employment Agreement effective as of January 1, 1997 between the Company and James F. Etter.

         10.8 Form of Employment Agreement effective as of January 1, 1998 between the Company and James F. Etter.

         10.9       1995 Stock Option Plan.

         10.10 1998 Stock Option Plan is incorporated by reference from the Company's Proxy Statement concerning the Company's May 21, 1998 Annual Meeting Of Stockholders filed with the SEC on March 30, 1998.

         27.1       Financial Data Schedule.