Form 10QSB
period 1998-03-31
AMERIVEST PROPERTIES INC
filed 1998-05-15
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1998.

         OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from                to
                                        --------------    -----------------

         Commission file number 1-14462

                           AmeriVest Properties, Inc.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter.)


             Delaware                                   84-1240264
   ------------------------------                   ------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


7100 Grandview Avenue, Suite 1
Arvada, Colorado                                            80002
------------------------------                            ----------
                                                          (Zip Code)
                                 (303) 421-1224
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----    -----

As of May 11, 1998 the Registrant had outstanding 1,438,070 shares of common stock, per value $.001.

Transitional Small Business Disclosure Format (check one):
                                 Yes         No    X
                                     -----       -----

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                 March 31, 1998



                                Table of Contents
                                -----------------

                                                                       Page No.
                                                                       --------
Part I

Item 1. Financial Statements
            Balance Sheets as of December 31, 1997 and
               March 31, 1998                                             3
            Statements of Operations for the Three Months
               Ended March 31, 1997 and 1998                              4
            Statements of Cash Flows for the Three Months Ended
               March 31, 1997 and 1998                                    5
            Notes to Financial Statements                                 6


Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations              7



Part II

Item 5. Other Information                                                 9

Item 6. Exhibits and Reports on Form 8-K                                  9


                             AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS


                                                                  December 31,                March 31,
                                                                      1997                      1998
                                                                  ------------              ------------
                                                                                            (Unaudited)
ASSETS
  Investment in real estate
   Land                                                           $  2,668,758              $  2,680,098
   Buildings and improvements                                       13,064,287                13,109,690
   Furniture, fixtures and equipment                                   248,667                   249,650
   Tenant improvements                                                 519,945                   524,506
     Less accumulated depreciation and amortization                 (5,118,271)               (5,258,862)
                                                                  ------------              ------------

        Net Investment in Real Estate                               11,383,386                11,305,082

   Cash and cash equivalents                                            99,334                   122,457
   Tenant accounts receivable                                           34,625                    54,387
   Deferred financing costs, net                                        85,956                    79,661
   Prepaid expenses and other assets                                    38,767                   315,074
                                                                  ------------              ------------

                                                                  $ 11,642,068              $ 11,876,661
                                                                  ============              ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Mortgage loans and notes payable                               $  7,413,077              $  7,752,331
   Accounts payable and accrued expenses                                48,543                    49,388
   Accrued interest                                                     56,219                    57,590
   Accrued real estate taxes                                           298,074                   304,347
   Prepaid rents and security deposits                                 120,799                   126,211
   Dividends payable                                                   160,801                   160,771
                                                                  ------------              ------------

     Total Liabilities                                               8,097,513                 8,450,638
                                                                  ------------              ------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
     Authorized - 10,000,000 shares
     Issued and outstanding - 1,429,070 shares (1997)
           and 1,438,070 shares (1998)                                   1,429                     1,438
   Capital in excess of par value                                    4,463,955                 4,504,446
   Distribution in excess of accumulated earnings                     (920,829)               (1,079,861)
                                                                  ------------              ------------

        Total Stockholders' Equity                                   3,544,555                 3,426,023
                                                                  ------------              ------------

                                                                  $ 11,642,068              $ 11,876,661
                                                                  ============              ============


                                                      -3-

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          Three Months Ended
                                                               March 31
                                                     --------------------------
                                                        1997             1998
                                                     --------------------------
                                                             (unaudited)

REAL ESTATE OPERATING REVENUE
   Rental revenue
     Commercial properties                           $  290,669       $  336,409
     Storage properties                                 313,094          361,896
                                                     ----------       ----------
                                                        603,763          698,305
                                                     ----------       ----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
     Operating expenses                                 120,997          154,119
     Real estate taxes                                   60,182           74,543
     Management fees                                     31,839           38,679
   General and administrative                            87,632          104,798
   Interest                                             171,347          176,726
   Depreciation and amortization                        142,495          147,702
                                                     ----------       ----------

                                                        614,492          696,567
                                                     ----------       ----------

OTHER INCOME
   Interest income                                       12,947

NET INCOME                                           $    2,218       $    1,738
                                                     ==========       ==========

INCOME PER COMMON SHARE                              $     .002       $     .001
                                                     ==========       ==========

INCOME PER COMMON SHARE
ASSUMING DILUTION                                    $     .002       $     .001
                                                     ==========       ==========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                               1,382,870        1,438,070
                                                     ==========       ==========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - ASSUMING DILUTION                  1,382,870        1,443,070
                                                     ==========       ==========



                                    AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             Three Months Ended
                                                                                   March
                                                                   -------------------------------------
                                                                        1997                    1998
                                                                   -----------               -----------
                                                                                (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $     2,218               $     1,738
  Adjustments to reconcile net income to net cash
          provided (used) by operating activities
     Depreciation and amortization                                     142,495                   147,702
     Changes in assets and liabilities
       (Increase) in receivables                                       (22,707)                  (19,762)
       (Increase) in prepaids                                          (13,366)                 (276,600)
       (Decrease) increase in accounts payable                         (10,325)                      844
       Increase in accruals                                             11,698                    12,534
                                                                   -----------               -----------

   Net cash provided (used) by operating activities                    110,013                  (133,544)
                                                                   -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to investments in real estate                              (3,008)                  (21,787)
                                                                   -----------               -----------

   Net cash (used) by investing activities                              (3,008)                  (21,787)
                                                                   -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short term borrowings                                    --                     375,000
   Payments on mortgage loans                                          (32,557)                  (35,746)
   Dividends paid                                                         --                    (160,800)
                                                                   -----------               -----------

   Net cash (used) provided by financing activities                    (32,557)                  178,454
                                                                   -----------               -----------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                    74,448                    23,123

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,230,640                    99,334
                                                                   -----------               -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 1,305,088               $   122,457
                                                                   ===========               ===========





                            AMERIVEST PROPERTIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1998


General

     The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31,1997. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                            AMERIVEST PROPERTIES INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ---------------------------------------------------------------

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB and elsewhere. These financial statements present the operations of the Company subsequent to the consummation of the Company's initial public offering on October 29, 1997 (the "IPO") and its acquisition of five properties on October 30, 1997, effective as of July 1, 1997, and of three properties, effective August 1, 1997.

                              Results Of Operations
                              ---------------------

Three Months Ended March 31, 1998, Compared With Three Months Ended March 31, 1997.
--------------------------------------------------------------------------------

     The Company's results of operations for the three months ended March 31, 1998 include nine operating properties, whereas the March 31, 1997 results of operations include six operating properties. Revenues for first quarter 1998 increased approximately $95,000 or 15%, and operating expenses, management fees, interest, and depreciation and amortization increased approximately $33,000, $7,000, $5,000 and $5,000 respectively, as compared with March 31, 1997. All increases resulted primarily from including the operations of three new properties as of August 1, 1997. Real estate taxes increased $14,000 ($57,000 on an annualized basis) when compared with prior year's taxes. The general and administrative expenses increased approximately $17,000 due primarily to costs associated with public relations and travel.

     The net income for the three months ended March 31, 1998 was $1,738, or $.001 per share, as compared to a net income of $2,218, or $.002 per share, for the three months ended March 31, 1997.


              Financial Condition, Liquidity And Capital Resources
              ----------------------------------------------------

     The consolidated financial condition of the Company evidenced the following changes from December 31, 1997 to March 31, 1998. Net Investment in Real Estate decreased approximately $78,000, due primarily to depreciation of $140,000 for the three month period. Deferred financing costs, net, decreased approximately $6,000 due to amortization for the three months ended March 31, 1998. Mortgage loans and notes payable increased by approximately $339,000. This increase was primarily due to an additional $375,000 of borrowing against lines of credit, of this amount $55,000 was paid as earnest money deposits on the eleven Texas properties that the Company has contracted to purchase and $190,000 was paid as a deposit for certain advance costs related to the proposed refinancing and new acquisition financing described below. On April 1, 1998 the Company's bank line of credit was increased from $400,000 to $650,000. Accounts payable and accrued expenses, prepaid rents and accrued real estate taxes all remained relatively constant for the period.

     At March 31, 1998, the Company had approximately $122,000 of cash available for working capital. Prepaid expenses and other assets increased by approximately $276,000 primarily as a result of deposits on proposed property acquisitions of $242,000. Tenant receivables increased by approximately $20,000 in March as a result of additional billings to tenants for prior year's operating costs. Approximately $161,000 was distributed as dividends on April 9, 1998.

     In November 1997, the Company entered into purchase and sale agreements for the acquisition of eleven commercial real estate properties located in Texas.
The aggregate purchase price for the eleven properties is approximately $7,316,000, comprised of $6,103,000 cash, 204,300 shares of the Company's common stock and a promissory note in the amount of $192,000. The financing arrangements for these acquisitions are in process and are expected to be finalized during the second quarter of 1998.

     In addition, the Company is in the process of refinancing its current real estate portfolio at terms the Company believes favorable to its long term operating and growth strategies. The Giltedge Office Building is expected to complete its refinancing during May 1998. The terms of the loan commitment are for a loan of $3,200,000 at an interest rate of 7.75%, amortized over a term of 30 years, with a balloon payment for the balance due May 2008. The proceeds from the loan will be used to repay the current mortgage of $2,002,500, pay off the Company's current lines of credit of $525,000 and the remaining balance will be used for working capital. Terms of the other refinancing arrangements for the self-storage and industrial properties have not been finalized.

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

         None



Item 6.   Exhibits And Reports On Form 8-K.
          ---------------------------------

         (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:

                        27.   Financial Data Schedule

         (b) During the quarter ended March 31,1998, the Registrant did not file any reports on Form 8-K.






                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities And Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERIVEST PROPERTIES INC.



May 15, 1998
                                       By: /s/  James F. Etter
                                           -------------------------------------
                                           James F. Etter, President and
                                             Principal  Financial Officer