Form 10QSB
period 1998-06-30
AMERIVEST PROPERTIES INC
filed 1998-08-10
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 1998.

          OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

          For the transition period from________________ to ________________
          Commission file number 1-14462

                            AmeriVest Properties Inc.
                            -------------------------
       (Exact name of small business issuer as specified in its charter.)


           Delaware                                              84-1240264
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


7100 Grandview Avenue, Suite 1
Arvada, Colorado                                                      80002
----------------------------                                          -----
                                                                    (Zip Code)
                                 (303) 421-1224
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

As of August 7, 1998 the Registrant had outstanding 1,645,270 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
   -----   -----

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                  JUNE 30, 1998



                                Table of Contents
                                -----------------

                                                                        Page No.
Part I

Item 1.  Financial Statements
             Balance Sheets as of December 31, 1997 and
                June 30, 1998                                              3
             Statements of Operations for the Three Months and
                Six Months Ended June 30, 1997 and 1998                    4
             Statements of Cash Flows for the Six Months Ended
                June 30, 1997 and 1998                                     5
             Notes to Financial Statements                                 6


Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              7



Part II

Item 5.  Other Information                                                10

Item 6.  Exhibits and Reports on Form 8-K                                 11



                     AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                    ASSETS
                                                        December 31,      June 30,
                                                            1997            1998
                                                        ------------    ------------
                                                                         (Unaudited)
ASSETS
  Investment in real estate
   Land                                                 $  2,668,758    $  2,726,698
   Buildings and improvements                             13,064,287      13,192,757
   Furniture, fixtures and equipment                         248,667         249,675
   Tenant improvements                                       519,945         539,490
     Less accumulated depreciation and amortization       (5,118,271)     (5,399,504)
                                                        ------------    ------------

        Net Investment in Real Estate                     11,383,386      11,309,116

  Cash and cash equivalents                                   99,334         209,874
  Tenant accounts receivable                                  34,625          33,811
  Deferred financing costs, net                               85,956         101,347
  Prepaid expenses and other assets                           38,767         617,150
                                                        ------------    ------------

                                                        $ 11,642,068    $ 12,271,298
                                                        ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Mortgage loans payable                               $  7,413,077    $  8,393,704
   Accounts payable and accrued expenses                      48,453          74,473
   Accrued interest                                           56,219          56,219
   Accrued real estate taxes                                 298,074         188,099
   Prepaid rents and security deposits                       120,799          89,913
   Dividends payable                                         160,801         161,783
                                                        ------------    ------------

     Total Liabilities                                     8,097,513       8,964,191
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
     Authorized - 10,000,000 shares
     Issued and outstanding - 1,429,070 shares (1997)          1,429           1,445
     And 1,445,370 shares (1998)
   Capital in excess of par value                          4,463,955       4,540,938
   Distribution in excess of accumulated earnings           (920,829)     (1,235,276)
                                                        ------------    ------------

        Total Stockholders' Equity                         3,544,555       3,307,107
                                                        ------------    ------------

                                                        $ 11,642,068    $ 12,271,298
                                                        ============    ============

                   See accompanying notes to financial statements.






                                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   Three Months Ended                    Six Months Ended
                                                     June 30, 1998                         June 30, 1998
                                           -------------------------------        -------------------------------
                                               1997                1998               1997                1998
                                           -----------         -----------        -----------         -----------
                                                     (unaudited)                            (unaudited)
REAL ESTATE OPERATING REVENUE
   Rental revenue
     Commercial properties                 $   241,255         $   324,592        $   531,924         $   661,001
     Storage properties                        327,386             359,242            640,480             721,138
                                           -----------         -----------        -----------         -----------
                                               568,641             683,834          1,172,404           1,382,139
                                           -----------         -----------        -----------         -----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
     Operating expenses                        128,929             147,972            249,926             302,091
     Real estate taxes                          60,122              75,060            120,304             149,603
     Management fees - related                  30,036              36,813             61,875              75,491
   General and administrative                  110,065              92,416            197,697             197,309
   Interest                                    170,540             179,801            341,887             356,527
   Depreciation and amortization               142,643             147,052            285,138             294,755
                                           -----------         -----------        -----------         -----------

                                               642,335             679,114          1,256,827           1,375,776
                                           -----------         -----------        -----------         -----------

OTHER INCOME
   Interest income                              13,872               1,647             26,819               1,742
                                           -----------         -----------        -----------         -----------

NET (LOSS) INCOME                          $   (59,822)        $     6,367        $   (57,604)        $     8,105
                                           ===========         ===========        ===========         ===========

NET (LOSS) INCOME PER COMMON SHARE         $      (.04)        $       .00        $      (.04)        $       .01
                                           ===========         ===========        ===========         ===========

NET (LOSS) INCOME PER COMMON SHARE
     ASSUMING DILUTION                     $      (.04)        $       .00        $      (.04)        $       .01
                                           ===========         ===========        ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        1,382,870           1,438,110          1,382,870           1,438,110
                                           ===========         ===========        ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING ASSUMING DILUTION      1,382,870           1,443,110          1,382,870           1,443,110
                                           ===========         ===========        ===========         ===========

                                 See accompanying notes to financial statements.

                                                       4

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Six Months Ended
                                                               June 30
                                                        1997            1998
                                                     -----------    -----------
                                                             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                  $   (57,604)         8,105
  Adjustments to reconcile net (loss) income to
          net cash provided by operating activities
     Depreciation and amortization                       285,138        294,755
     Changes in assets and liabilities
       Decrease in receivables                             3,955            814
       Decrease (Increase) in prepaids                     2,610       (578,970)
       Decrease (Increase) in accounts payable           (34,162)        25,929
       (Decrease) in accruals                            (93,983)      (140,861)
       (Increase) in loan costs                             --          (28,324)
                                                     -----------    -----------
   Net cash provided (used) by operating activities      105,954       (418,552)
                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to investments in real estate               (23,597)      (129,964)
                                                     -----------    -----------

   Net cash (used) by investing activities               (23,597)      (129,964)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short term borrowings                      --          680,000
   Repayments of short term borrowings                      --         (830,000)
   Proceeds from mortgage loan                              --        1,154,618
   Payments on mortgage loans                            (65,883)       (23,991)
   Dividends paid                                       (155,573)      (321,571)
                                                     -----------    -----------
   Net cash (used) provided by financing activities     (221,456)       659,056
                                                     -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                    (139,099)       110,540

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                               1,230,640         99,334
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                  $ 1,091,541    $   209,874
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                            AMERIVEST PROPERTIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1998


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

     The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Subsequent Events
-----------------

     On June 29, 1998, the Company completed the purchase of a small office building in Odessa, Texas (the "Odessa Property"). On July 13, 1998 the Company completed the acquisition of ten additional small office buildings in Texas. The total purchase price included 207,200 shares of AmeriVest Common Stock (including 7,300 shares for the Odessa Property) and $6.3 million in cash (including $80,000 for the Odessa Property). The purchase was financed primarily with a $6 million loan from TransAtlantic Capital Corporation, an affiliate of Deutsche Bank Securities Inc.

     The eleven buildings, with approximately 200,000 total square footage, are leased on long-term leases to the State of Texas. The acquisitions are expected to have annualized revenues of $1,470,000 and net operating income, before debt service, of $800,000. The mortgage loan from TransAtlantic Capital Corporation is a ten year term, amortized over 30 years at a fixed rate of 7.66 percent.

     On July 21, 1998, the Company announced on that it also had signed a contract to purchase four small bank buildings in Texas. The buildings, which total approximately 60,200 square feet, are leased primarily to NationsBank under long-term leases. The total purchase price for the four office buildings includes approximately $1,990,000 of cash and an assumption of the existing mortgage of approximately $1,635,000. The funds for the purchase of these properties are being obtained through the refinancing of the Company's four self-storage facilities. The refinancing of three of the self-storage facilities is being undertaken by an affiliate of Goldman Sachs & Company on a ten-year term, and the fourth self-storage facility is being refinanced on a five year bank note. Although there is no assurance, the acquisition and refinance are anticipated to be completed by August 19, 1998.

                            AMERIVEST PROPERTIES INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB and elsewhere. These financial statements present the operations of the Company prior and subsequent to the Company's acquisition of three properties, effective August 1, 1997.

                              Results Of Operations
                              ---------------------

Three  Months  Ended June 30,  1998,  Compared  With Three Months Ended June 30,
1997.
--------------------------------------------------------------------------------

     The Company's results of operations for the three months ended June 30, 1998 include nine operating properties, whereas the June 30, 1997 results of operations include six operating properties. Revenues for second quarter 1997 increased approximately $115,000, and operating expenses, real estate taxes, management fees, interest, and depreciation and amortization increased approximately $19,000, $15,000, $7,000, $9,000 and $5,000 respectively, for a total increase of $55,000 as compared with June 30, 1997. All increases resulted primarily from inclusion of the operations of three new properties as of August 1, 1997. The general and administrative expenses decreased approximately $18,000 due primarily to timing of expenses during the period. The Company also had interest income of $14,000 for the 1997 period, as compared with $2,000 for the 1998 period, primarily as a result of investment funds being held for real estate acquisitions.

     The net income for the three months ended June 30, 1998 was $6,367, or $.00 per share, as compared to a net loss of $58,822, or $.04 per share, for the three months ended June 30, 1997.

Six Months Ended June 30, 1998, Compared With Six Months Ended June 30, 1997.
-----------------------------------------------------------------------------

     The Company's results of operations for the six months ended June 30, 1998 include nine operating properties, whereas the June 30, 1997 results of operations include six operating properties. Revenues for 1998 increased approximately $210,000, and operating expenses, real estate taxes, management fees, interest, and depreciation and amortization increased approximately $52,000, $19,000, $14,000 $14,000 and $9,000 respectively, for a total increase of $108,000 as compared with June 30, 1997. All increases resulted primarily from inclusion of operations of three new properties as of August 1, 1997. The general and administrative expenses remained flat for the period being compared. The Company also had interest income of $27,000 for 1997, as compared with $2,000 for the 1998 period, primarily as a result of investment funds being held for real estate acquisitions.

     The net income for the six months ended June 30, 1998 was $8,105, or $.01 per share, as compared with a net loss of $57,604, or $.04 per share, for the six months ended June 30, 1997.


              Financial Condition, Liquidity And Capital Resources
              ----------------------------------------------------

     From December 31, 1997 to June 30, 1998, net investment in real estate decreased approximately $74,000. The net decrease was primarily due to depreciation for the six month period of $281,000 and the addition of one new property of $116,000 and other tenant improvements.

     Deferred financing costs, net, increased approximately $15,000 due primarily to the costs associated with the refinance of the Giltedge Office Building in May 1998. Prepaid expenses and other assets increased by approximately $579,000 due primarily to costs associated with the acquisition and financing of the eleven Texas state leased buildings and the pending acquisition of the four bank office buildings discussed elsewhere in the report.

     Mortgage loans payable increased by approximately $980,600 due primarily to the refinance of the Giltedge Office Building, which was partially offset by regular periodic amortization payments. The new mortgage loan provided proceeds of approximately $1,155,000, of which $830,000 was used to repay short-term borrowings. The remaining portion was used for working capital purposes. Accounts payable and accrued expenses increased by approximately $26,000 during the period, all of which result from timing differences in the course of normal operations. Accrued real estate taxes and prepaid rents decreased approximately $100,000 and $31,000 respectively, all of which resulted from timing differences in the course of normal operations during the first six months of 1998.

     At June 30, 1998, the Company had  approximately  $210,000 of cash and cash
equivalents,   including  approximately  $162,000  of  cash  in  reserve  for  a stockholder dividend distribution which was paid on July 9, 1998.

     The Company desires to acquire additional properties and, in order to do so, it may need to raise additional debt or equity capital. The Company also intends to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of dividends paid to stockholders. As indicated in Item 5 and elsewhere herein, on July 13, 1998 the Company completed the acquisition of eleven small office buildings, all leased to the State of Texas. The Company also announced that on July 21, 1998 it signed a contract to purchase four small bank office buildings.

     Management believes that the cash flow from its properties will be sufficient to meet the Company's working capital needs for the next year. All properties have been maintained on an ongoing basis so that additional capital resources to upgrade the facilities in the near future are not anticipated.

     Management believes that inflation should not have a material adverse effect on the Company. The Company's leases of office and showroom space require the tenants to pay increases in operating expenses, and the self-storage leases are short-term so that there are not contractual restraints against increasing rents to attempt to respond to inflationary pressures, if any inflationary pressures should materialize.

Year 2000 Compliance.
---------------------

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to send invoices or engage in normal business activities or to operate equipment such as elevators and air conditioning units installed in the Company's buildings. The Company currently is working with its service contractors to review the operation of elevators, air conditioners, and other equipment installed in the Company's buildings to confirm that this equipment is Year 2000 compliant. The Company believes that this review will be completed prior to year-end and that the cost of this review will be included in the cost of the Company's service contracts for this equipment. Until this review has been completed, the Company has no estimate of the cost to correct any deficiency in Year 2000 compliance for this equipment. The Company also is in the process of evaluating new accounting and tenant service software. The software systems being reviewed by the Company are Year 2000 compliant. The Company anticipates purchasing, installing and receiving training concerning this new software prior to year end at an approximate cost of less than $25,000.

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

Part II.   Other Information

Item 5.  Other Information
         -----------------

     On June 29, 1998, the Company completed the purchase of a small office building in Odessa, Texas (the "Odessa Property"). On July 13, 1998 the Company completed the acquisition of ten additional small office buildings in Texas. The total purchase price included 207,200 shares of AmeriVest Common Stock (including 7,300 shares for the Odessa Property) and $6.3 million in cash (including $80,000 for the Odessa Property). The purchase was financed primarily with a $6 million loan from TransAtlantic Capital Corporation, an affiliate of Deutsche Bank Securities Inc.

     The eleven buildings, with approximately 200,000 total square footage, are leased on long-term leases to the State of Texas. The acquisitions are expected to have annualized revenues of $1,470,000 and net operating income, before debt service, of $800,000. The mortgage loan from TransAtlantic Capital Corporation is a ten year term, amortized over 30 years at a fixed rate of 7.66 percent.

     On July 21, 1998, the Company announced on that it also had signed a contract to purchase four small bank buildings in Texas. The buildings, which total approximately 60,200 square feet, are leased primarily to NationsBank under long-term leases. The total purchase price for the four office buildings includes approximately $1,990,000 of cash and an assumption of the existing mortgage of approximately $1,635,000. The cost for the purchase of these properties is being obtained through the refinancing of the Company's four self-storage facilities. The refinancing of three of the self-storage facilities is being undertaken by an affiliate of Goldman Sachs & Company on a ten-year term, and the fourth self-storage facility is being refinanced on a five year bank note. Although there is no assurance, the acquisition and refinance are anticipated to be completed by August 19, 1998.

     Pursuant to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, the Company hereby notifies its stockholders that the proxies solicited by the Company in connection with the Company's annual meeting to be held in 1999 will confer discretionary authority to vote on matters raised by stockholders for which the Company did not have notice on or before March 1, 1999. In addition, if the Company receives notice on or before March 1, 1999 of a matter that a stockholder intends to raise at the annual meeting of stockholders to be held in 1999, the proxies solicited by the Company may exercise discretion to vote on each such matter if the Company includes in its proxy statement advice on the nature of the matter raised and how the Company intends to exercise its discretion to vote on each such matter. However, the Company may not exercise discretionary voting authority on a particular proposal if the proponent of that proposal provides the Company with a written statement, on or before March 1, 1999, that the proponent intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under applicable law to carry the proposal, which would be a majority of the Company's common stock, if the proponent includes the same statement in its proxy materials filed under Rule 14a-6, and if the proponent, immediately after soliciting the holders of a majority of the common stock, provides the Company with a statement from any solicitor or any other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to the holders of a majority of the Company's outstanding common stock.

Item 6.   Exhibits And Reports On Form 8-K.
          --------------------------------

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

                                            AMERIVEST PROPERTIES INC.


August 7, 1998
                                            By:
                                               ---------------------------------
                                               James F. Etter, President and
                                               Principal  Financial Officer