Form 10QSB
period 1998-09-30
AMERIVEST PROPERTIES INC
filed 1998-11-19
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 1998.

          OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

          For the transition period from                to

          Commission file number 1-14462

                            AmeriVest Properties Inc.
                            -------------------------
       (Exact name of small business issuer as specified in its charter.)


          Delaware                  1-14462                      84-1240264
          --------                  -------                      ----------
(State or other jurisdiction    (Commission File               (IRS Employer
     of incorporation)               Number)                 Identification No.)

            2801 Youngfield Street, Suite 300; Golden, Colorado 80401
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 205-7870
                                 --------------
                           (Issuer's telephone number,
                              including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No

As of November 13, 1998 the Registrant had outstanding 1,658,770 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes            No   X

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               SEPTEMBER 30, 1998



                                Table of Contents
                                -----------------


Part I

     Item 1.  Financial Statements

                  Balance Sheets as of December 31, 1997 and
                         September 30, 1998                                2
                  Statements of Operations for the Three Months and
                         Nine Months Ended September 30, 1997 and 1998     3
                  Statements of Cash Flows for the Nine Months Ended
                         September 30, 1997 and 1998                       4
                  Notes to Financial Statements                            5


     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            5 - 8



Part II

     Item 6.  Exhibits and Reports on Form 8-K                             8 - 9

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,   September 30,
                                                       1997            1998
                                                       ----            ----
ASSETS                                                              (Unaudited)

Investment in real estate
  Land                                             $  2,668,758    $  4,719,540
  Buildings and improvements                         13,064,287      22,261,791
  Furniture, fixtures and equipment                     248,667         253,640
  Tenant improvements                                   519,945         563,673
  Less accumulated depreciation and amortization     (5,118,271)     (5,616,731)
                                                   ------------    ------------

      Net Investment in Real Estate                  11,383,386      22,181,913

  Cash and cash equivalents                              99,334         231,384
  Tenant accounts receivable                             34,625         147,942
  Deferred financing costs, net                          85,956         572,333
  Prepaid expenses and other assets                      38,767         441,953
                                                   ------------    ------------

                                                   $ 11,642,068    $ 23,575,525
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage loans payable                           $  7,413,077    $ 18,690,048
  Accounts payable and accrued expenses                  48,543         229,650
  Accrued interest                                       56,219         115,634
  Accrued real estate taxes                             298,074         398,134
  Prepaid rents and security deposits                   120,799          79,090
  Dividends payable                                     160,801         199,052
                                                   ------------    ------------

Total Liabilities                                     8,097,513      19,711,608
                                                   ------------    ------------

STOCKHOLDERS' EQUITY

  Common stock, $.001 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 1,429,070 shares (1997)      1,429           1,659
    and 1,658,770 shares (1998)
  Capital in excess of par value                      4,463,955       5,598,602
  Distribution in excess of accumulated earnings       (920,829)     (1,736,344)
                                                   ------------    ------------

    Total Stockholders' Equity                        3,544,555       3,863,917
                                                   ------------    ------------

                                                   $ 11,642,068    $ 23,575,525
                                                   ============    ============


                 See accompanying notes to financial statements.




                                    AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                    Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                                       -------------                           -------------
                                                  1997               1998                1997                1998
                                                  ----               ----                ----                ----
                                                        (Unaudited)                             (Unaudited)
REAL ESTATE OPERATING REVENUES
  Rental revenue
    Commercial Properties                      $   287,610        $   800,756        $   819,534        $ 1,461,757
    Storage Properties                             355,477            368,732            995,957          1,089,870
                                               -----------        -----------        -----------        -----------
                                                   643,087          1,169,488          1,815,491          2,551,627
                                               -----------        -----------        -----------        -----------
REAL ESTATE OPERATING EXPENSES
  Property operating expenses
    Operating Expenses                             147,590            303,286            397,516            605,377
    Real estate taxes                               65,049            120,343            185,353            269,946
    Management fees                                 32,612             60,465             94,487            135,957
  General and administrative                        97,629            113,511            295,326            310,820
  Interest                                         170,013            309,603            511,900            666,130
  Expenses associated with debt refinancing           --              337,000               --              337,000
  Depreciation and amortization                    148,286            236,790            433,424            531,544
                                               -----------        -----------        -----------        -----------

                                                   661,179          1,480,998          1,918,006          2,856,774
                                               -----------        -----------        -----------        -----------
OTHER INCOME
  Interest income                                    9,780                898             36,599              2,640
                                               -----------        -----------        -----------        -----------

NET (LOSS)                                     $    (8,312)       $  (310,612)       $   (65,916)       $  (302,507)
                                               ===========        ===========        ===========        ===========

NET (LOSS) PER COMMON SHARE                    $      (.01)       $      (.19)       $      (.05)       $      (.20)
                                               ===========        ===========        ===========        ===========
NET (LOSS) PER COMMON SHARE
ASSUMING DILUTION                              $      (.01)       $      (.19)       $      (.05)       $      (.20)
                                               ===========        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        1,412,670          1,618,703          1,393,137          1,498,281
                                               ===========        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
ASSUMING DILUTION                                1,412,670          1,618,703          1,393,137          1,498,281
                                               ===========        ===========        ===========        ===========





                                   See accompanying notes to financial statements.

                                                         3


                         AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Nine Months Ended
                                                                        September 30,
                                                                        -------------
                                                                   1997               1998
                                                                   ----               ----
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                  $    (65,916)      $   (302,507)

  Adjustments to reconcile net (loss) to net cash provided
    by operating activities
      Depreciation and amortization                                433,424            531,544
      Write off of loan fees                                          --               33,348
  Changes in assets and liabilities
    (Increase) in receivables                                      (17,349)          (113,317)
    Decrease (Increase) in prepaids                                 12,337           (404,458)
    (Decrease) Increase in accounts payable                         (7,282)           161,132
    (Decrease) Increase in accruals                                (22,705)           146,338
                                                              ------------       ------------
  Net cash provided by operating activities                        332,509             52,080
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to investments in real estate                       (1,195,433)        (8,297,923)
                                                              ------------       ------------

  Net cash (used) by investing activities                       (1,195,433)        (8,297,923)
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short term borrowings                              160,000            980,000
  Repayments of short term borrowings                                 --           (1,130,000)
  Proceeds from mortgage loans                                        --           15,700,000
  Payments on mortgage loans                                       (99,997)        (6,137,216)
  (Increase) in loan costs                                            --             (551,537)
  Dividends paid                                                  (311,146)          (483,354)
                                                              ------------       ------------
  Net cash (used) provided by financing activities                (251,143)         8,377,893
                                                              ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                   (1,114,067)           132,050

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                            1,230,640             99,334
                                                              ------------       ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                               $    116,573       $    231,384
                                                              ============       ============



                 See accompanying notes to financial statements.


                                       4

                            AMERIVEST PROPERTIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


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

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB and elsewhere. These financial statements present the operations of the Company prior and subsequent to the Company's acquisitions in August 1997; June 1998; July 1998; and August 1998.

                              Results of Operations
                              ---------------------

Three Months Ended September 30, 1998, Compared With Three Months Ended September 30, 1997.
--------------------------------------------------------------------------------

     The Company's results of operations for the three months ended September 30, 1998 include 24 operating properties, whereas the September 30, 1997 results of operations included nine operating properties. The additional 15 operating properties were acquired between June 30, 1998 and August 18, 1998. Revenues for the third quarter 1998 increased approximately $526,400, and operating expenses, real estate taxes, management fees, general and administrative, interest, and depreciation and amortization increased approximately $155,700, $55,300, $27,900, $16,000, $139,600, and $88,500 respectively. All increases resulted primarily from inclusion of the operations of the 15 new properties; one as of June 30, 1998, ten as of July 1, 1998 and four as of August 18, 1998. The loss on early retirement of debt increased $337,000 due to a one time prepayment charge of $337,000 in connection with the Company's refinance of its four self-storage properties.

     The net loss for the three months ended September 30, 1998 was $310,612 or $.19 per share, as compared to a net loss of $8,312 or $.01 per share, for the three months ended September 30, 1997. Of the $310,612 net loss for the three months ended September 1998, $337,000, or $.21 per share, relates to the one-time prepayment charge in connection with the Company's refinance of its four self-storage properties.

Nine Months Ended September 30, 1998, Compared With Nine Months Ended September 30, 1997.
--------------------------------------------------------------------------------

     The Company's results of operations for the nine months ended September 30, 1998 include 24 operating properties, whereas the September 30, 1997 results of operations include nine properties. The additional 15 properties were acquired between June 30, 1998 and August 18, 1998. Revenues for 1998 increased approximately $736,100, and operating expenses, real estate taxes, management fees, general and administrative, interest, and depreciation and amortization increased approximately $207,900, $84,600, $41,500, $15,000, $154,200, and
$98,100, respectively. All increases resulted primarily from inclusion of the operations of the 15 new properties; one as of June 30, 1998, ten as of July 1, 1998, and four as of August 18, 1998. The loss on early retirement of debt increased $337,000 due to a one-time prepayment charge of $337,000 in connection with the Company's refinance of its four self-storage properties. The Company also had interest income of $2,640 in 1998, as compared to $36,599 in 1997.

     The net loss for the nine months ended September 30, 1998 was $302,507 or $.20 per share, as compared with a net loss of $65,916 or $.05 per share, for the nine months ended September 30, 1997. Of the $302,507 net loss for the nine months ended September 30, 1998, $337,000, or $.22 per share, relates to the one-time prepayment charge in connection with the refinance of the Company's four self-storage properties.

              Financial Condition, Liquidity And Capital Resources
              ----------------------------------------------------

     From December 31, 1997 to September 30, 1998, net investment in real estate increased approximately $10,731,000. The net increase was primarily due to the acquisition of 15 properties for $11,205,000 and other improvements less depreciation for the nine month period of $498,500.

     On June 29, 1998, the Company completed the purchase of a small office building in Odessa, Texas (the "Odessa Property"). On July 13, 1998 the Company completed the acquisition of ten additional small office buildings in Texas. The total purchase price included 207,200 shares of AmeriVest Common Stock (including 7,300 shares for the Odessa Property) and $6.3 million in cash (including $80,000 for the Odessa Property). The purchase was financed primarily with a $6 million loan from TransAtlantic Capital Corporation, an affiliate of Deutsche Bank Securities Inc., and debt to the seller of $192,000.

     The eleven buildings, with approximately 200,000 total square footage, are leased as long-term leases to the State of Texas. The Company anticipates that their 11 newly acquired properties to have annualized revenues of $1,470,000 and net operating income, before debt service, of $800,000. The mortgage loan from TransAtlantic Capital Corporation is a ten year term, amortized over 30 years at a fixed rate of 7.66 percent.

     On August 18, 1998, the Company purchased four small bank buildings in Texas. The buildings, which total approximately 60,200 square feet, are leased primarily to NationsBank under long-term leases, the total purchase price for the four office buildings included approximately $1,990,000 of cash and an assumption of the existing mortgage of approximately $1,635,000. The cash for the purchase of these properties was obtained through the refinancing of the Company's four self-storage facilities. The refinancing of three of the self-storage facilities was undertaken by an affiliate of Goldman Sachs & Company on a ten-year term, and the fourth self-storage facility was refinanced on a five-year bank note.

     Tenant accounts receivable increased approximately $100,000 due to the timing of receipts from leases with the State of Texas, at September 30, 1998. This is a normal occurrence each September as a result of the beginning of the State's new fiscal year. As of November 10, 1998 the tenant accounts receivable from leases with the State of Texas were current.

     Deferred financing costs, net, increased approximately $486,000 due primarily to the costs associated with the refinance of the Giltedge Office Building in May 1998, the financing of ten of the eleven office buildings, leased to the State of Texas in July 1998, and the refinancing of the Company's four self-storage properties in August 1998.

     Prepaid expenses and other assets increased by approximately $403,000 due primarily to costs associated with the acquisition of the eleven Texas state leased buildings and the four bank office buildings discussed elsewhere in this report. The financing arrangements from the new properties require escrowing of property taxes, property insurance and a repair and maintenance reserve for ten of the office buildings leased to the State of Texas.

     At September 30, 1998, the Company had approximately $231,000 of cash and cash equivalents, including approximately $199,000 of cash in reserve for a stockholder dividend distribution which was paid on October 14, 1998.

     Mortgage loans payable increased approximately $11,277,000 primarily as a result of refinancing the Giltedge Office Building and the four self-storage properties, the financing of ten of the eleven office buildings leased to the State of Texas, discussed elsewhere in this report, and the assumption of debt in connection with the purchase of the four bank office buildings.

     Accounts payable and accrued expenses, accrued interest, and accrued property taxes and dividends payable increased approximately $181,000, $59,400, $100,000, and $38,300, respectively. All increases resulted primarily from inclusion of the 15 newly acquired properties. Prepaid rents and security deposits decreased approximately $41,700 primarily from timing differences in the course of normal operations.

     The Company desires to acquire additional properties and, in order to do so, it will need to raise additional debt or equity capital. The Company also intends to obtain  credit  facilities  for short and  long-term  borrowing  with commercial banks or other financial institutions. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of dividends paid to stockholders.

     Management believes that the cash flow from its properties will be sufficient to meet the Company's working capital needs for the next year. All properties have been maintained on an ongoing basis so that capital resources in excess of existing cashflow to upgrade the facilities in the near future are not anticipated.

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

Year 2000 Compliance.
---------------------

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to send invoices or engage in normal business activities or to operate equipment such as elevators, air conditioning units, and external security systems installed in the Company's buildings. The Company currently is working with its service contractors to review the operation of elevators, air conditioners, and other equipment installed in the Company's buildings to confirm that this equipment is Year 2000 compliant. The Company believes that this review will be completed prior to year-end and that the cost of this review will be included in the cost of the Company's service contracts for this equipment.

     The Company also intends to contact its major tenants to determine their Year 2000 compliance. Failure of tenants to be Year 2000 compliant may lead to delays in payment of rent to the Company and lost revenue to the Company. The Company intends to complete its review of tenant compliance in the first quarter of 1999.

     The Company has purchased a new accounting and tenant service software that is Year 2000 compliant. The Company would have purchased new software to meet its needs regardless of potential Year 2000 issues with its prior system. The Company anticipates installing and receiving training concerning this new software prior to year end at an approximate cost of less than $25,000.

     Until the Company's Year 2000 review has been completed, the Company has no estimate of the cost to correct any deficiency in Year 2000 compliance for this equipment. Upon the completion of the Company's Year 2000 review, the Company intends to develop a contingency plan to address potential Year 2000 problems.

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

Part II.   Other Information

Item 6. Exhibits And Reports On Form 8-K.
        ---------------------------------

     (A) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:

          27. Financial Data Schedule

     (b) During the quarter ended September 30, 1998, the registrant filed a Current Report on Form 8-K reporting an event occurring on July 13, 1998, which was filed on July 28, 1998 and amended by a Form 8-K/A1 filed on September 28, 1998, and a Current Report on Form 8-K reporting an event occurring on August 18, 1998, which was filed on August 21, 1998 and amended by a Form 8-K/A1 filed on November 2, 1998. These Current Reports on Form 8-K concerned the Registrant's acquisitions of properties during the quarter ended September 30, 1998.





                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities And Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERIVEST PROPERTIES INC.


November 19, 1998
                                           By: /s/ James F. Etter
                                              ----------------------------------
                                              James F. Etter, President and
                                              Principal    Financial Officer