Form 10KSB
period 1998-12-31
AMERIVEST PROPERTIES INC
filed 1999-04-15
CIK 927102

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number 1-14462

                            AmeriVest Properties Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                     Delaware                                 84-1240264
--------------------------------------------------------------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

     2801 Youngfield Street, Suite 300, Golden, CO              80401
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

Issuer's telephone number  (303) 205-7870

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          ------------------------------
                                 Title of class

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were: $3,816,169

     The aggregate market value of the issuer's voting Common Stock held by non-affiliates * of the issuer as of April 5, 1999 was $7,322,272 (computed on the basis of $4.75 per share which was the reported closing sale price of the issuer's common stock on the Nasdaq SmallCap Stock Market on April 5, 1999).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of the issuer's Common Stock as of April 5, 1999 was 1,658,770

     Transitional Small Business Disclosure Format (check one): Yes    No   X
                                                                    ---    ---

* Without asserting that any director or executive officer of the issuer is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                                     PART I

ITEMS 1. and 2.  DESCRIPTION OF BUSINESS AND PROPERTY

General
-------

     AmeriVest Properties Inc. ("AmeriVest" or the "Company") was incorporated in 1993 in the State of Delaware. AmeriVest operates and intends to continue to operate in a manner so that it qualifies as a self-administered and self-managed real estate investment trust ("REIT"). Through its subsidiaries, AmeriVest owns an industrial office and showroom building (the "Broadway Property"), a commercial office building (the "Giltedge Office Building"), four self-storage facilities (the "Self-Storage Facilities"), four Bank of America branch office buildings (the "Bank Buildings"), and 14 state-leased office buildings (the "State Of Texas Buildings"). The Broadway Property, the Giltedge Office Building, the Self-Storage Facilities, the Bank Buildings and the State Of Texas Buildings are collectively referred to as the "Properties". The Bank Buildings are managed on behalf of the Company by Windsor Corporation ("Windsor") and the State Of Texas Buildings are managed on behalf of the Company by Melsama Corporation ("Melsama"). See "--Property Management Contracts" below. In October and November 1996, the Company sold an aggregate of 1,098,870 shares of Common Stock and 549,435 common stock purchase warrants in its initial public offering. The aggregate gross proceeds from the offering were approximately $5.5 million and the net proceeds to the Company were approximately $4.5 million.

     AmeriVest's headquarters are located at 2801 Youngfield Street, Suite 300, Golden, Colorado 80401. Its telephone number is (303) 205-7870. As of April 30, 1999, the Company's headquarters will be at 3333 South Wadsworth Blvd., Suite D-216, Lakewood, Colorado 80227, and there also may be a new telephone number at that address.

Description Of Properties
-------------------------

     At December 31, 1998, the Company owned and operated 24 properties in Texas, Colorado and Wisconsin. The following chart lists the properties owned and contains a summary of some of the operating information applicable to each facility:

                                                                   Percentage
                                     Year          Rentable        Occupancy           Annual Rent
Location               Type        Acquired       Sq. Footage     At 12/31/98          Per Sq. Ft.
--------               ----        --------       -----------     -----------          -----------

TEXAS PROPERTIES
  STATE OF TEXAS BUILDINGS

Amarillo              Office         1998           23,778          100.0                 $7.60
Arlington             Office         1998           36,326           63.0                $10.22
Bellville             Office         1998           17,898          100.0                 $8.91
Clint                 Office         1998           12,979          100.0                 $9.54
Columbus              Office         1998            6,574          100.0                $11.64
El Paso               Office         1997           17,913          100.0                 $6.72
El Paso               Office         1997            8,208          100.0                $10.67
Hempstead             Office         1998            7,000          100.0                 $8.96
Lubbock               Office         1997            8,103          100.0                 $7.33
Marshall              Office         1998           24,647          100.0                 $6.81
Mission               Office         1998           17,288          100.0                 $8.99
Odessa                Office         1998           14,500           33.3                $11.65
Paris                 Office         1998           33,312          100.0                 $6.16
Temple                Office         1998            7,360          100.0                 $8.52




       BANK BUILDINGS


Clifton              Office          1998           12,308          100.0                $14.77
Georgetown           Office          1998           15,044           94.0                $16.26
Henderson            Office          1998           14,623           95.0                $14.60
Mineral Wells        Office          1998           18,314          100.0                $14.48


  COLORADO PROPERTIES

Arvada               Office          1996            8,000           80.0                 $7.72


  BROADWAY PROPERTY

Denver               Industrial      1995           50,280          100.0                 $4.87


  SELF-STORAGE FACILITIES

Arvada               Self-Storage    1996           37,000           95.0                 $6.71
Denver               Self-Storage    1996           72,490           97.0                 $6.45
Thornton             Self-Storage    1996           55,150           93.0                 $6.20
Westminster          Self-Storage    1996           58,938           89.0                 $5.40


  WISCONSIN PROPERTY
    GILTEDGE OFFICE BUILDING

Appleton             Office          1996           54,871           94.0                $15.43


     Giltedge Office Building. The Wisconsin property is the only property that has a book value in excess of ten percent of the Company's total assets. The Giltedge Office Building is located at 4321 West College Avenue, Appleton, Wisconsin 54914. It is situated on approximately 3.9 acres. The Company does not have any plans for major capital improvements for the property and intends to hold the property for income purposes. This property is subject to the following competitive conditions: there are several mid-rise office buildings in the area, but there is no dominant owner or building. The occupancy rates for this property were 94%, 96%, 99%, 97% and 99%, in 1998, 1997, 1996, 1995 and 1994,
respectively. There are two tenants occupying 10% or more of the rentable space of the property. The principal businesses of these tenants are telecommunications and paper supplies. For 1998, 1997, 1996, 1995 and 1995, the average effective annual rentals per square foot for this property were $15.43, $14.64, $14.77, $14.12, and $13.65, respectively. The following is a schedule of lease expirations for the property for the next ten years:

          Number Of Leases       Total Area Of           Annual Revenue Of         Percentage Of Gross Rents
          That Will Expire      Expiring Leases           Expiring Leases             On Expiring Leases
          ----------------      ---------------           ---------------             ------------------

1999            6                     7,567                   $105,339                       14.0
2000            5                    18,867                   $287,186                       38.1
2001            3                     2,957                    $44,471                        5.9
2002            5                     8,627                   $119,692                       15.9
2003            3                     4,396                    $65,421                        8.6
2008            1                     8,827                   $132,405                       17.5

                                                 3

     State Of Texas Building Leases. The State Of Texas Buildings are leased to the State of Texas on a long-term basis. The primary lease periods range from three years to eight years. Most of the leases have five multiple option periods of three years to five years. The Hempstead, Amarillo, and Paris leases are the only leases that expire without additional option periods, in August 2000, August 2003, and August 2002, respectively.

     Although the leases with the State of Texas regarding the State Of Texas Buildings each include a specific termination date, the State of Texas may terminate a lease at any time that (i) the legislature of the State of Texas fails to appropriate funds necessary to pay required rents, or (ii) federally-funded programs housed in a State Of Texas Building are discontinued. Prior to terminating the lease, the State of Texas may assign another agency to fill or partially fill the rented space, and the lease would be adjusted accordingly.

     Bank Building Leases. The Bank Buildings have approximately 63% of each facility leased to the Bank of America, on a long-term basis, with the primary lease through June 2012. The Bank of America leases provide for automatic rent increases every three years at a predetermined rate. The leases also provide for multiple option periods for Bank of America. The remaining leased space of each facility is leased to smaller tenants under leases ranging from one year to three years in length.

     Property Improvement. The Company currently intends to spend approximately $150,000 for capital improvements on the Properties during 1999. These amounts are in addition to amounts that will be expended for routine maintenance and repairs.

     Mortgages. The following is a summary of the Company's indebtedness that is secured by mortgages on substantially all of the Properties:

                                                         Outstanding Balance At
Description of Indebtedness                                 December 31, 1998
---------------------------                              ----------------------

Note payable to Commercial  Federal Mortgage Corp.
Interest at 7.625%, due in monthly installments of
$10,273  based on a 25 year  amortization  through
January 1, 2014,  at which time a balloon  payment
of  $872,793  is due.  This note is  secured  by a
mortgage on the Broadway Property.                            $ 1,375,000


Note  payable  to Fox  Cities  Bank.  Interest  at
7.75%,  due in  monthly  installments  of  $22,295
based on a 30 year  amortization  through  June 1,
2008 at which time a balloon payment of $2,797,181
is due.  This note is secured by a mortgage on the
Giltedge Office Building.                                     $ 3,186,228


Note  payable to GMAC.  Interest at 7.15%,  due in
monthly installments of $39,401 based on a 25 year
amortization  through  September 1, 2008, at which
time a balloon  payment of $4,358,574 is due. This
note  is  secured  by  a  mortgage  on  the  three
Self-Storage  Facilities  other  than the  Arvada,
Colorado facility.                                            $ 5,481,089

Note  payable  to 1st  National  Bank  of  Arvada.
Interest  at the Prime Rate,  adjusted  quarterly,
due in monthly  installments of $8,678, based on a
20 year  amortization,  through September 14, 2003
at which  time a balloon  payment of  $852,197  is
due.  This note is secured  by a  mortgage  on the
Arvada, Colorado Self-Storage Facility.                       $   990,927

Note  payable to  BankOne  Mortgage,  Interest  at
7.66%,  due in  monthly  installments  of  $42,612
through  July 1,  2028.  This note is secured by a
mortgage on the State Of Texas Buildings.                     $ 5,982,558

Note payable to Jefferson Pilot. Interest at 9.0%,
due in monthly  installments  of $17,095,  through
May 1, 2013. This note is secured by a mortgage on
the Bank Buildings.                                           $ 1,653,797


Note  payable to Arlington  Building  Partnership.
Interest  at 8.5%,  monthly  payments  of interest
only, principal balance due June 15, 2000.                    $   192,000
                                                              -----------

                                                              $18,861,599
                                                              ===========

     Insurance. The Company believes that each of the Properties is adequately covered by insurance. For a discussion of the financial treatment of the depreciation of the Properties, see "Notes To Financial Statements" in "ITEM 7. FINANCIAL STATEMENTS".

Competition
-----------

     The business of managing, leasing, and operating office buildings is very competitive and the Company competes for tenants with other office buildings, including buildings owned by larger companies with more financial and other resources available to them. The business of operating self-storage facilities also is very competitive and the Company will compete with many larger companies, including national franchisors, with significantly more financial and other resources than the Company. The Company believes that by continuing to focus on commercial properties, the Company will be well positioned to compete. Competitive conditions relating specifically to the Giltedge Office Building are described above under "--Description Of Properties".

Employees
---------

     The Company has 16 employees as of January 1, 1999: James F. Etter, who is the President, Chief Executive Officer and Chief Financial Officer of the Company; a Controller; and 14 administrative, support, and property management personnel. Management services with respect to the Bank Buildings and the State Of Texas Buildings are performed by Windsor and Melsama, respectively.

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

     The Company has obtained an environmental assessment of each of the Properties. Based on those assessments, management believes that the Properties are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters or that, to the extent that a Property is not in compliance that the Company will not be subject to material liability. In addition, neither the Company nor, to the knowledge of the Company, any of the previous owners of the Properties, have been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of the Properties. Although the Company has obtained environmental assessments of the Properties, and although the Company is not aware of any notifications by any governmental authority of any material noncompliance, it is possible that the Company's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. See below, "--Disclosure Regarding Forward-Looking Statements And Cautionary Statements--C. Real Estate Investment Risks--Possible Environmental Liabilities".

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

     Acquisition, Development And Investment Policies. The Company's business and growth strategies are designed to increase both the Company's cash flow and the value of the Company and its properties. The Company's policies contemplate the possibility of each of (i) direct ownership of real estate properties, including ownership through wholly-owned subsidiaries, focusing on office, industrial and self-storage properties, (ii) indirect participation in those types of properties through investments in corporations, business trusts, general partnerships, limited partnerships, joint ventures and other legal entities, and (iii) development and acquisition of unimproved property or the acquisition and conversion of existing structures. At the present time, all the Company's existing and contemplated investments in real estate properties are held through direct ownership as described in clause (i). The Company intends to retain ownership of the Properties and any other acquired properties for the net operating income that the Properties generate. The Company will sell any of these Properties when it believes that the economic benefits, including the income tax consequences, to the stockholders warrant such action. In the case of the sale of the Self-Storage Facilities and the Giltedge Office Building, there are special income tax considerations that may influence the Company to refrain from selling them for 10 years from the date of their purchase. See below, "--Disclosure Regarding Forward-Looking Statements And Cautionary Statements--B. Tax Risks".

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

     Dependence On Key Personnel. The Company is highly dependent on the services of James F. Etter, its President. The loss of Mr. Etter could have a material adverse affect on the Company.

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

     Tax Liability Upon Sale Of Certain Properties Prior to 2006. If the Company sells the Self-Storage Facilities owned by the Company's Consolidated Storage Properties, Inc. subsidiary ("CSP") and the Giltedge Office Building owned by the Company's Giltedge Office Building, Inc. subsidiary ("GBI") less than ten years after their acquisition, the Company will be required to pay tax at the highest applicable corporate rates on the difference between their fair market value and their adjusted bases at the time of the Company's REIT election. The amount of this tax could be substantial and would be significantly more than if the Company would be permitted to use its own adjusted basis. There is a risk that the Company would not have sufficient cash available to pay the additional taxes resulting from the lower adjusted bases of CSP and GBI. As long as these tax liabilities apply, the Company currently does not intend to sell these properties unless the other economic, financial and business consequences of the sale would offset the tax liabilities and lead the Company to believe it would be in its best interests to effect such a sale.

     C. Real Estate Investment Risks
        ----------------------------

     General Risks. Real estate investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income and capital appreciation generated by the properties held by the entity in which the investment is made. If the Company acquires properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, the Company's income and ability to pay dividends to its stockholders will be adversely affected. Income from properties may be adversely affected by the general economic climate, local conditions, such as an oversupply of or reduction in demand for storage facilities and office space, the attractiveness of properties to tenants, zoning or other regulatory restrictions, competition from other available storage facilities and office buildings, and the ability of the Company to provide adequate maintenance and insurance to control operating costs, including site maintenance, insurance premiums and real estate taxes. Income from properties and real estate values also are affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing. See above, "-- Competition".

     No Assurance Of Tenants. Although the Properties currently have favorable occupancy rates, there is no assurance that current tenants will renew their leases upon the expiration of their terms or that current tenants will not attempt to terminate their leases prior to the expiration of their current terms. In such an instance, the Company may not be able to locate a qualified replacement tenant and, as a result, the Company would lose a source of revenue while remaining responsible for the payment of the Company's obligations. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY - Description Of Properties".

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

     There are three types of environmental issues at the Broadway Property. First, a test well near the northeast corner of the Broadway Property indicates the presence of the contaminants pentachlorophenol and polycyclic aromatic hydrocarbons in the groundwater below the Broadway Property. In September 1995, the Company obtained confirmation from the United States Environmental Protection Agency (the "EPA") that the facts concerning groundwater contamination under the Broadway Property were within the EPA's Policy of not pursuing landowners for such contamination. However, even though the requested confirmation was received, the EPA's Policy expressly states that it is subject to change and not binding on the EPA, and there can be no assurance that the EPA would not take enforcement action in the future. In November 1995, the Company received a letter from the Colorado Department of Health (the "Department") stating that the Department was of the opinion that no further action is required to assure that the Broadway Property, when used for the purposes intended by the Company, is protective of existing and proposed uses and also stating that the Broadway Property does not appear to pose an unacceptable risk to human health or the environment at the site. This letter states that the Department's opinion applies only with respect to the conditions on the Broadway Property and the standards of the State of Colorado that exist at the time of the Company's application to the Department. The Department's letter indicates that it should not be construed to limit the Department's authority to take actions under existing statutes as necessary should new information come to the attention of the Department. Second, Phase I Environmental Site Assessments performed in 1990 and 1995 (the "Assessments") on the Broadway Property indicate the presence of ACMs in small amounts at the Broadway Property, including asbestos contained in vinyl floor tiles and mastic adhesive. The Assessments indicate these materials are in good condition, and the potential for asbestos fiber hazards is minimal. Third, electric transformers mounted on electric poles that belong to the Public Service Company of Colorado ("PSC") contain PCBs. According to PSC, these transformers are contaminated and will be exchanged for non-PCB transformers. With regard to the Broadway Property, the Company does not believe it will be subject to material liability but there is no assurance that this will be true. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY--Description Of Properties" and "--Environmental Matters".

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

     The range of high and low sales prices of the Common Stock and Warrants for each quarterly period during the Company's last two fiscal years, as reported by the Nasdaq SmallCap market, is as follows:

                                  Common Stock                     Warrants
                                  ------------                     --------

Quarter Ended                High            Low          High            Low
-------------                ----            ---          ----            ---

March 31, 1997              4.75             3.00         .75            .25

June 30, 1997               4.5625           3.75         .3125          .25

September 30, 1997          4.9375           4.0625       .28125         .15625

December 31, 1997           5.00             4.25         .34375         .21875

March 31, 1998              4.875            4.313        .313           .125

June 30, 1998               4.938            4.625        .188           .000

September 30, 1998          4.750            3.938        .156           .094

December 31, 1998           4.563            3.813        .094           .094



     The closing sales price for the Common Stock on April 5, 1999 as reported by Nasdaq SmallCap Stock Market was $4.75 per share.

     Holders. The number of holders of Common Stock of record on April 5, 1999 was 160. This number does not include stockholders who own Common Stock through a brokerage firm or other nominee.


     Dividends. The Company paid $.1125 per share dividends in each of the first and second quarters and $.12 per share in the third and fourth quarters in 1998. The Company also paid a dividend of $.12 per share in the first quarter of 1999, which, together with the dividends paid in the third and fourth quarters of 1998, represents an annualized rate of $.48 per share.

     During 1997, the Company paid four quarterly dividends of $.1125 each, representing a 1997 total annual dividend of $.45 per share.

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

Results Of Operations
---------------------

Comparison Of Year Ended December 31, 1998 With Year Ended December 31, 1997
----------------------------------------------------------------------------

     The Company acquired 15 properties in June, July and August 1998 (the "1998 Acquired Properties"). At December 31, 1998 the Company owned 24 properties. Revenues increased $1,333,987, or 54%, to $3,816,169 for 1998 as compared to $2,482,182 for 1997. The increase in revenues was due primarily to the revenues of the 1998 Acquired Properties being included subsequent to their respective acquisition dates in the amount of $1,050,000 and the revenues of the 1997 Acquired Properties (defined below) being included for the entire year, which resulted in an increase of approximately $144,000 for the 1997 Acquired Properties for the 1998 period that is comparable to the period that was not included in 1997.

     Property operations, real estate taxes, management fees, general and administrative, interest, depreciation and amortization increased by $396,492, $150,003, $51,373, $46,987, $350,958 and $181,285, respectively. All of the increases primarily resulted from inclusion of the expenses attributable to each of the 1998 Acquired Properties subsequent to their respective acquisition dates and the 1997 Acquired Properties for a full year, as well as increased overhead in additional personnel costs as a result of handling more property management and accounting on an in-house basis rather than paying outside parties to provide these services. The prepayment penalty and other expenses of $321,178 associated with debt refinancing was incurred in 1998 as part of the refinancing of the mortgage on the Self-Storage Facilities, which resulted in decreasing the annual interest rate on the mortgage from 9.9%, to 7.15%. Interest income decreased in 1998 by $32,665 to $4,113 as compared to $36,778 for 1997 as a result of the Company's utilizing most of its cash accounts for acquisition purposes.

     As a result of the above factors, the Company had a net loss of $317,406, or $.21 per share, in 1998 as compared with a net loss of $120,452, or $.09 per share, in 1997. Of the $317,406 net loss for the year ended December 31, 1998, $321,178, or $.21 per share, relates to the one-time charge for prepayment penalty and other expenses associated with the early retirement of the mortgage described in the previous paragraph.

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

     Property operations, real estate taxes, management fees, general and administrative, interest expense, and depreciation and amortization all increased in 1997 to $274,139, $153,815, $68,401, $185,592, $276,815 and
$266,842, respectively. All of the increases primarily resulted from the inclusion of the expenses attributable to the five properties acquired effective as of July 1, 1996, for a full year and those attributable to the 1997 Acquired Properties for five months. As a result of the above factors, the net loss decreased from $137,728, or $.29 per share, in 1996 to $120,452, or $.09 per share, in 1997.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1997 the Company had under contract eleven office buildings to be acquired. Those eleven office buildings were acquired in June and July of 1998. As part of the consideration for the purchase of those office buildings the Company issued 207,200 shares of its common stock valued for purposes of the transaction at $5.00 per share, or $1,036,000. The remaining portion of the purchase was financed through long-term debt.

     In August 1998, the Company acquired four bank office buildings through the assumption of debt of approximately $1,672,000, issuance of 13,500 shares of its common stock valued for purposes of the transaction at $5.00 per share, or $67,500, and the remaining portion of $2,094,500 was paid from proceeds received from the refinancing of other properties in the Company's real estate portfolio.

     In 1998, the Company had one mortgage loan mature and two other mortgage loans were refinanced with the objective of reducing the interest carry on the existing debt and to obtain additional funds to be used to acquire the Bank Buildings. The total loans obtained in 1998, other than debt assumed with the acquisitions, was $9,075,219. The amount of mortgages paid off/refinanced in 1998 was $5,167,085. The net cash received from the refinancing of $3,908,134 was applied to the purchase of the Bank Buildings, to fund capital improvements and for working capital.

     The Company intends to meet its near-term working capital liquidity requirements through cash flows provided from operations. The Company has a short-term revolving credit line from Norwest Bank Colorado in the amount of $300,000. At December 31, 1998 the Company had no outstanding balance on the line of credit.

Year 2000 Compliance
--------------------

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to send invoices or engage in normal business activities or to operate equipment such as elevators, air conditioning units, and external security systems installed in the Company's buildings. The Company currently is working with its service contractors to review the operation of elevators, air conditioners, and other equipment installed in the Company's buildings to confirm that this equipment is Year 2000 compliant. Although the service contractors have responded with respect to most of these systems indicating that they are Year 2000 compliant, the review of all the systems is not yet complete. The Company believes that this review will be completed prior to June 30, 1999 and that the cost of this review will be included in the cost of the Company's service contracts for this equipment.

     The Company also intends to contact its major tenants to determine their Year 2000 compliance. Failure of tenants to be Year 2000 compliant may lead to delays in payment of rent to the Company and lost revenue to the Company. The Company intends to complete its review of tenant compliance in the second quarter of 1999.

     The Company has purchased a new accounting and tenant service software that is Year 2000 compliant. The Company would have purchased new software to meet its needs regardless of potential Year 2000 issues with its prior system. The Company anticipates installing and receiving training concerning this new software at an approximate cost of less than $25,000.

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

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

AmeriVest Properties Inc. and Subsidiaries

         Independent Auditor's Report                                     F-1
         Consolidated Balance Sheet as of December 31, 1998               F-2
         Consolidated Statements of Operations for the
            years ended December 31, 1998 and 1997                        F-3
         Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 1998 and 1997                F-4
         Consolidated Statements of Cash Flows for the years
            ended December 31, 1998 and 1997                             F-5-6
         Notes to Consolidated Financial Statements                     F-7-19

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
AMERIVEST PROPERTIES INC.

We have  audited  the  accompanying  consolidated  balance  sheet  of  AmeriVest
Properties Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVest Properties Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                            Wheeler Wasoff, P.C.


Denver, Colorado
March 15, 1999

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                     ASSETS

ASSETS
   Investment in real estate
        Land                                                       $  4,745,754
        Buildings and improvements                                   22,363,656
        Furniture, fixtures and equipment                               284,993
        Tenant improvements                                             541,058
        Less accumulated depreciation and amortization               (5,837,264)
                                                                   ------------

           Net Investment in Real Estate                             22,098,197

   Cash and cash equivalents                                            441,316
   Tenant accounts receivable                                            48,615
   Deferred financing costs, net                                        624,917
   Prepaid expenses and other assets                                    501,889
                                                                   ------------

                                                                   $ 23,714,934
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Mortgage loans and notes payable                                $ 18,861,599
   Accounts payable and accrued expenses                                121,327
   Accrued interest                                                     108,810
   Accrued real estate taxes                                            558,745
   Prepaid rents and security deposits                                  214,912
   Dividends payable                                                    199,052
                                                                   ------------

           Total Liabilities                                         20,064,445
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
        Authorized - 10,000,000 shares
        Issued and outstanding - 1,658,770 shares                         1,659
   Capital in excess of par value                                     5,607,725
   Distributions in excess of accumulated earnings                   (1,958,895)
                                                                   ------------

           Total Stockholders' Equity                                 3,650,489
                                                                   ------------

                                                                   $ 23,714,934
                                                                   ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                        1997            1998
                                                     -----------    -----------
REAL ESTATE OPERATING REVENUE
   Rental revenue
        Commercial properties                        $ 1,132,849    $ 2,365,629
        Storage properties                             1,349,333      1,450,540
                                                     -----------    -----------

                                                       2,482,182      3,816,169
                                                     -----------    -----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
        Operating expenses                               559,304        955,796
        Real estate taxes                                282,860        432,863
        Management fees                                  130,276        181,649
   General and administrative                            411,236        458,223
   Interest                                              685,429      1,036,387
   Expenses associated with debt refinancing                --          321,178
   Depreciation and amortization                         570,307        751,592
                                                     -----------    -----------

                                                       2,639,412      4,137,688
                                                     -----------    -----------

OTHER INCOME
   Interest income                                        36,778          4,113
                                                     -----------    -----------

NET (LOSS)                                           $  (120,452)   $  (317,406)
                                                     ===========    ===========

NET (LOSS) PER COMMON SHARE - Basic and Diluted      $      (.09)   $      (.21)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - Basic and Diluted              1,397,270      1,538,403
                                                     ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                    AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                                             Distributions
                                                               Common Stock                  Capital in        in Excess of
                                                         -------------------------           Excess of         Accumulated
                                                         Shares             Amount           Par Value           Earnings
                                                         ------             ------           ---------           --------
Balance, January 1, 1997                                1,382,870        $     1,383        $ 4,256,101        $  (168,981)

Issuance of common stock for properties                    46,200                 46            207,854               --

Dividends declared (Note 1)                                  --                 --                 --             (631,396)
Net (Loss)                                                   --                 --                 --             (120,452)
                                                      -----------        -----------        -----------        -----------
Balance, December 31, 1997                              1,429,070              1,429          4,463,955           (920,829)

Issuance of common stock for properties                   229,700                230          1,143,770               --

Dividends declared (Note 1)                                  --                 --                 --             (720,660)
Net (Loss)                                                   --                 --                 --             (317,406)
                                                                                                               -----------
Balance, December 31, 1998                              1,658,770        $     1,659        $ 5,607,725        $(1,958,895)
                                                      ===========        ===========        ===========        ===========



                The accompanying notes are an integral part of the consolidated financial statements.



                                 AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                                       1997                       1998
                                                                    -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                       $  (120,452)              $  (317,406)
   Adjustments to reconcile net (loss) to net cash
           provided by operating activities
        Depreciation and amortization                                   570,307                   751,592
        Write off of unamortized loan fees                                 --                      37,080
        Changes in assets and liabilities
           (Increase) in receivables                                     (4,611)                  (13,990)
           Decrease (increase) in prepaids                               11,588                  (464,384)
           (Decrease) increase in accounts payable                       (4,221)                   72,781
           Increase in accruals                                          78,276                   407,375
        Other                                                            (1,500)                     --
                                                                    -----------               -----------

   Net cash provided by operating activities                            529,387                   473,048
                                                                    -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to investments in real estate                           (1,205,179)               (2,425,617)
                                                                    -----------               -----------

        Net cash (used) by investing activities                      (1,205,179)               (2,425,617)
                                                                    -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short term borrowing                                   260,000                 1,075,000
   Repayment of short term borrowing                                   (110,000)               (1,225,000)
   Proceeds from refinancing of mortgages                                  --                   3,908,134
   Payments on mortgage loans                                          (134,918)                 (173,799)
   Dividends paid                                                      (470,596)                 (682,406)
   Payment of deferred financing costs                                     --                    (607,378)
                                                                    -----------               -----------

   Net cash (used) provided by financing activities                    (455,514)                2,294,551
                                                                    -----------               -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                  (1,131,306)                  341,982

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          1,230,640                    99,334
                                                                    -----------               -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $    99,334               $   441,316
                                                                    ===========               ===========

      The accompanying notes are an integral part of the consolidated financial statements.



                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1998


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended December 31, 1997 and 1998, the Company made cash payments for interest on indebtedness of $686,450 and $963,011 respectively.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In 1997 the Company issued an aggregate 46,200 shares of its common stock, valued at $207,900, as partial consideration for the acquisition by a wholly owned subsidiary of the Company of three commercial properties in Texas (See
Note 2). An additional 9,000 shares of common stock valued at $40,500 were issued in 1998 as additional consideration in conjunction with the acquisition of one of the properties.

In 1998 the Company acquired an additional 15 commercial properties in the State of Texas. The aggregate purchase price of these properties consisted of cash, debt and 220,700 shares of the Company's common stock (valued at $5 per share), as follows:


Purchase price                                                    $ 11,231,702
Mortgage loans payable and debt assumed                             (7,864,187)
Common stock issued                                                 (1,103,500)
                                                                  ------------

Net cash paid                                                     $  2,264,015
                                                                  ============

In 1998 the Company refinanced certain
   mortgage loans as follows:

Mortgage loans obtained                                           $  9,075,219
Mortgage loans paid off/refinanced                                  (5,167,085)
                                                                  ------------

Net cash received from refinancing                                $  3,908,134
                                                                  ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION

          AmeriVest Properties Inc. (the Company) was incorporated under the laws of the State of Delaware on August 25, 1993, and completed an initial public offering of its common stock in October 1996. Effective January 1, 1996 the Company commenced operating as a self-administered and self-managed real estate investment trust ("REIT"). The Company owns and operates, through its wholly owned subsidiaries, an office building in Appleton, Wisconsin, 18 commercial office properties in the State of Texas and four self-storage facilities and an industrial warehouse in the Denver, Colorado metropolitan area.

          BASIS OF PRESENTATION

          The  accompanying   consolidated   financial  statements  include  the
          consolidated   operations   of  the  Company  and  its  wholly   owned
          subsidiaries, as follows:

                         AmeriVest Broadway Properties Inc. (ABP)
                         Consolidated Storage Properties Inc. (CSP)
                         Giltedge Office Building Inc. (GBI)
                         AmeriVest Properties Texas Inc. (APT)
                         AmeriVest Buildings Texas Inc. (ABT)
                         AmeriVest Properties Odessa Inc. (AOI)
                         AmeriVest Properties Arvada Inc. (APA)

          All significant intercompany accounts and transactions have been eliminated in consolidation.

          INVESTMENT IN REAL ESTATE

          Real estate, property, and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

          Description                       Estimated Useful Lives
          -----------                       ----------------------

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

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          The Company has adopted Statement of Financial Accounting Standard ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's consolidated financial statements, as the Company has determined that no impairment loss for 1998 need to be recognized for applicable assets of continuing operations

          REVENUE RECOGNITION

          Rental revenue from real estate operations is recognized as earned, on a monthly basis.

          ORGANIZATION COSTS

          Costs related to the organization of the Company have been capitalized and are being amortized over a period of five years.

          INCOME TAXES

          Effective January 1, 1996 the Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally would not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

          Certain of the Company's subsidiaries are subject to certain state excise and franchise taxes. The provision for such state taxes has been reflected in general and administrative expense in the consolidated statement of operations and has not been separately stated due to its insignificance.

          For  federal   income  tax   purposes,   the  cash  dividend  paid  to
          stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Dividends for the year ended December 31, 1997 totaling $631,396 are characterized 100% as return of capital and includes the dividend declared in the fourth quarter of 1997 of $160,801 ($.1125 per share) which was paid January 9, 1998. Dividends for the year ended December 31, 1998 totaling $720,660 are characterized 100% as return of capital and includes the dividend declared in the fourth quarter of 1998 of $199,052 ($.12 per share) which was paid January 14, 1999.

          SHARE BASED COMPENSATION

          In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria. During the years ended December 31, 1997 and 1998, the Company issued options to purchase shares of its common stock (Note 5).

          DEFERRED FINANCING COSTS

          Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans on a basis, which approximates the interest method. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $23,090 at December 31, 1998. In 1998 unamortized deferred financing costs of $37,080 were charged to operations and are included in the accompanying financial statements as a component of "Expenses associated with debt refinancing".

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

          LOSS PER COMMON SHARE

          Loss per common share is computed based on the weighted average number of common shares outstanding during each period. Convertible equity instruments, consisting of warrants and options, are not considered in the calculation of net loss per share, as their inclusion would be antidilutive.

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

          NEW TECHNICAL PRONOUNCEMENTS

          In February 1998 SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", was issued effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company has adopted SFAS No. 132 effective with the fiscal year ending December 31, 1998. Adoption of SFAS No. 132 has not had any impact on the Company's financial statements.

          In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued for fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

          In October 1998 SFAS No. 134, "Accounting for Mortgage Broker Securities", was issued. SFAS No. 134 is not expected to have an impact on the Company's financial statements.

NOTE 2 - INVESTMENTS IN REAL ESTATE

          Effective August 1, 1997 the Company, through its wholly owned subsidiary, APT, acquired three real estate properties in Texas. The properties were acquired for an aggregate $1,149,700 and an aggregate 46,200 shares of common stock, under separate purchase contracts. Pursuant to the purchase agreements and related subscription agreements executed by the seller, the seller will be issued additional shares of common stock if either (a) the average last sales price of the Company's common stock is not $4.50 per share or higher during the 60 days immediately preceding the first anniversary of the closing date or (b) the last sale price of common stock is not $4.50 higher on the 15 consecutive business days immediately preceding the first anniversary of the closing date of the properties. The additional shares to be issued would have been based on the difference between the amounts as calculated in (a) or (b) above and $4.50 per share. Accordingly, the shares issued were valued at $4.50 per share. As the trading price of the Company's common stock exceeded $4.50 per share on the anniversary date, no additional shares were required to be issued in 1998 in accordance with the agreement. In 1998 an additional 9,000 shares of common stock, valued at $4.50 per share, were issued in conjunction with the acquisition of one of the properties due to the benefit of additional office space being leased by an existing tenant. These shares were issued pursuant to the original purchase agreement.

          In 1998 the Company, through APT and AOI, acquired eleven office buildings in Texas under separate purchase contracts. The primary tenants of each of these buildings are government agencies of the State of Texas. The aggregate purchase price for the eleven properties is $7,340,800, comprised of 207,200 shares of common stock, valued at

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - INVESTMENTS IN REAL ESTATE (CONTINUED)

          $5.00 per share, a promissory note to one of the sellers in the amount of $192,000 and $6,112,800 cash, of which $6,000,000 was financed by a first mortgage on the properties. Pursuant to the purchase agreements and related subscription agreements executed by the seller, the seller will be issued additional shares of common stock if either (a) the average last sales price of the Company's common stock is not $5.00 per share or higher during the 60 days immediately preceding the first anniversary of the closing date or (b) the last sales price of common stock is not $5.00 higher on the 15 consecutive business days immediately preceding the first anniversary of the closing date of the properties. The additional shares to be issued will be based on the difference between the amounts as calculated in (a) or (b) above and $5.00 per share. Accordingly, the shares issued were valued at $5.00 per share.

          In 1998 the Company, through ABT, acquired four office buildings in Texas whose primary tenants are branch offices of a commercial bank. The aggregate purchase price for the four properties, which were acquired under one purchase contract, was $3,625,000. In conjunction with the purchase the Company issued 13,500 shares of its common stock, valued at $5.00 per share, as part of the sales commission on the properties.

          Depreciation expense related to investment in real estate was $544,400 and $718,993 for the years ended December 31, 1997 and 1998, respectively.


NOTE 3 - MORTGAGES AND NOTES PAYABLE

          Mortgages payable are collateralized by substantially all properties and require monthly principal and interest payments. Following is a summary of the Company's mortgages and notes payable at December 31, 1998:

          Mortgage payable to  Commercial  Federal
               Mortgage Corp.  Interest at 7.625%,
               due  in  monthly   installments  of
               $10,273   based   on  a   25   year
               amortization   through  January  1,
               2014,   at  which  time  a  balloon
               payment   of   $872,793   is   due.
               Collateralized  by  the  industrial
               warehouse   property   in   Denver,
               Colorado.                                            $1,375,000

          Mortgage  payable  to Fox  Cities  Bank.
               Interest  at 7.75%,  due in monthly
               installments  of $22,295 based on a
               30 year  amortization  through June
               1,  2008 at  which  time a  balloon
               payment  of   $2,797,181   is  due.
               Collateralized    by   an    office
               building in Appleton, Wisconsin.                      3,186,228

          Mortgage  payable to GMAC.  Interest  at
               7.15%, due in monthly  installments
               of  $39,401  based  on  a  25  year
               amortization  through  September 1,
               2008,   at  which  time  a  balloon
               payment  of   $4,358,574   is  due.
               Collateralized       by       three
               self-storage  facilities in Denver,
               Colorado.                                             5,481,089

                       AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MORTGAGES AND NOTES PAYABLE (CONTINUED)

          Mortgage payable to 1st National Bank of
               Arvada.  Interest at prime interest
               rate (8% as of December 31,  1998),
               due  in  monthly   installments  of
               $8,678,   based   on  a   20   year
               amortization, through September 14,
               2003  at  which   time  a   balloon
               payment   of   $852,197   is   due.
               Collateralized        by        the
               self-storage/office        building
               property in Arvada, Colorado                           990,927

          Mortgage  payable to  BankOne  Mortgage.
               Interest  at 7.66%,  due in monthly
               installments   of  $42,612  through
               July 1, 2028.  Collateralized by 13
               office  buildings  in the  State of
               Texas.                                               5,982,558

          Mortgage  payable  to  Jefferson  Pilot.
               Interest  at 9.0%,  due in  monthly
               installments  of  $17,095,  through
               May 1, 2013. Collateralized by four
               office  buildings  in the  State of
               Texas                                                1,653,797

          Note Payable   to   Arlington   Building
               Partnership.   Interest   at  8.5%,
               monthly  payments of interest only,
               principal   balance  due  June  15,
               2000.                                                 192,000
                                                                 -----------
                                                                 $18,861,599
                                                                 ===========



          As of December 31, 1998, the scheduled maturities of mortgages is as follows:

                  1999                                   $    270,243
                  2000                                        294,458
                  2001                                        318,386
                  2002                                        344,272
                  2003                                      1,211,422
                  Thereafter                               16,422,818
                                                          -----------

                                                          $18,861,599
                                                          ===========


          At December 31, 1998 there were no advances outstanding under the Company's $250,000 line of credit. The average interest rate at the year ended December 31, 1998 was 8.75%. In January 1999, the Company renewed its revolving line of credit facility with Norwest Bank Colorado, N.A. The $300,000 note is secured by a second mortgage on the Company's Arvada self storage facility, with interest payable monthly at Norwest prime interest rate plus 1%. The note matures in May 2000.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - STOCKHOLDERS' EQUITY

          COMMON STOCK

          In 1997 the Company issued an aggregate 46,200 shares of its common stock as partial consideration for the acquisition of three commercial properties in Texas.

          In 1998 the Company issued shares of its common stock as partial consideration for the acquisition of commercial properties in the State of Texas as follows:

          * 9,000 shares valued at $40,500 ($4.50 per share) as additional consideration for one property acquired in 1997.

          * 7,300 shares valued at $36,500 ($5.00 per share) as partial consideration for an office building in Odessa, Texas.

          * 199,900 shares valued at $999,500 ($5.00 per share) as partial consideration for ten office buildings in the State of Texas.

          * 13,500 shares valued at $67,500 ($5.00 per share) for partial consideration for a sales commission on the acquisition of four bank buildings in the State of Texas.

          WARRANTS

          At December 31, 1998 the status of outstanding warrants is as follows:

             Issue               Shares          Exercise          Expiration
             Date             Exercisable         Price               Date
         -------------        -----------        --------        --------------
         June, 1996            1,500,000          $5.40          November, 2000
         October, 1996           549,435          $5.40          November, 2000
         October, 1996           164,831          $8.25          November, 2000


          At December 31, 1998 the per share weighted average exercise price of outstanding warrants is $5.61.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - STOCK OPTION PLAN

          In March 1998, the Board of Directors approved the 1998 Stock Option Plan (the "1998 Option Plan"). Pursuant to the Option Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Option Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. Directors who are not also employees of the Company ("Outside Directors") automatically receive options to purchase 12,000 shares pursuant to the Option Plan at the time of their election as an Outside Director. None of these options are exercisable at the time of grant. Options to purchase 4,000 shares become exercisable for each Outside Director on December 30 of each of the first three years immediately following the date of grant of the options to that Outside Director. The exercise price for options granted to Outside Directors is the fair market value of the common stock on the date of grant, and all options granted to Outside Directors expire five years from the date of grant. On the date that all of an Outside Director's options have expired, options to purchase an additional 12,000 shares, none of which is exercisable at that time, shall be granted to that Outside Director. The 1998 option plan was adopted as the Company had issued substantially all options available pursuant to the 1995 Stock Option Plan.

          The status of outstanding options granted pursuant to the Company's Stock Option Plans was as follows:

                                                                Weighted
                                                  Number        Average        Weighted
                                                    of          Exercise        Average        Exercise
                                                  Shares         Price        Fair Value        Price
                                                  ------         -----        ----------        -----
Options Outstanding - January 1, 1997              66,000         $5.00                         $5.00
               (34,000 exercisable)
Granted                                            56,000         $4.44          $.43           $4.44
                                                 --------

Options Outstanding - December 31, 1997           122,000         $4.74                  $4.44 - 5.00
               (57,000 exercisable)
Granted                                            15,000         $3.97          $.24           $3.97
                                                 --------

Options Outstanding - December 31, 1998           137,000         $4.66                  $3.97 - 5.00
                                                  =======
               (83,750 exercisable)


          The weighted average contractual life of options outstanding at December 31, 1998 was 5 years.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - STOCK OPTION PLAN (CONTINUED)

          The Company has adopted  the  disclosure-only  provisions  of SFAS No.
          123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1997 and 1998 would have been increased to the pro forma amounts indicated below:

                                                       1997             1998
                                                       ----             ----
          Net (loss) applicable to common
            stockholders - as reported               $(120,452)      $(317,406)
                                                     =========       =========
          Net (loss) applicable to common
            stockholders - pro forma                 $(122,741)      $(325,741)
                                                     =========       =========
          (Loss) per share - as reported             $    (.09)      $    (.21)
                                                     =========       =========
          (Loss) per share - pro forma               $    (.09)      $    (.21)
                                                     =========       =========

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 9.5% to 10.41%; expected volatility of 21.5% to 25.52%; discount rate of 5.32% to 5.50%; and expected lives of 5 years.

          At December 31, 1998 the number of options exercisable was 83,750, the weighted average exercise price of these options was $4.81, the weighted average contractual life of the options was 5 years and the range of exercise prices was $3.97 to $5.00 per share.

NOTE 6 - LEASE AGREEMENTS

          The following table summarizes future minimum base rent to be received
          under  noncancelable   tenant  leases  for  the  Company's  commercial
          properties expiring each year, as of December 31, 1998:

          1999                                    $  3,510,655
          2000                                       3,182,725
          2001                                       2,873,325
          2002                                       2,594,595
          2003                                       2,062,775
          Thereafter                                 9,646,870
                                                   -----------

                                                   $23,870,945
                                                   ===========

          Some leases also provide for additional rent based on increases in operating expenses. These increases are generally payable annually in the succeeding year. The Company's self-storage facilities are generally leased on a month to month basis, and are therefore not included in the above table.

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

          CONCENTRATIONS OF CREDIT RISK

          The Company leases office and warehouse facilities to commercial businesses in Colorado and Wisconsin, and State of Texas governmental agencies bank buildings in Texas. The terms of the leases generally require basic rent payments at the beginning of each month. Credit risk associated with the lease agreements is limited to the amount of rents receivable from tenants less any related security deposits. Leases with the State of Texas governmental agencies may be canceled by the lessee should funding for the specific government agency on a complete agency basis be decreased or discontinued. The Company's self-storage facilities are generally leased on a monthly basis. Credit risk associated with these leases is limited to the amounts of rents receivable.

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company maintains cash accounts at two financial institutions. The Company periodically evaluates the credit worthiness of these financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. On occasion, cash on deposit may exceed federally insured amounts.

NOTE 8 - RELATED PARTY TRANSACTIONS

          The Company's Colorado and Wisconsin properties were managed through December 1998, under a management agreement, by an entity whose former beneficial majority shareholder was a founder of the Company. The entity managed all aspects of Colorado and Wisconsin property operations, including leasing and bookkeeping. For these services, the Company was charged a fee of 5% of gross revenues plus 5% of all personnel costs. In addition, the entity provided bookkeeping services for the Company's Texas properties, and was paid a fee at the rate of 2% of gross revenues from these properties. During the years ended December 31, 1997 and 1998, $141,136 and $150,520, respectively, were incurred under the management agreement and for other administrative services.

NOTE 9 - COMPREHENSIVE INCOME

          There are no adjustments necessary to net (loss) as presented in the accompanying consolidated statements of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT REPORTING

          In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has adopted SFAS No. 131 for the year ended December 31, 1998.

          The Company has reportable segments organized by the region in which they operate as follows: Wisconsin, Colorado and Texas. Reportable segments for Texas are further classified by major tenants.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from real estate from the combined properties in each segment.

                                                 AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 TEXAS
                                                       -------------------------
                                                        Leased           Bank
1998                                   Wisconsin       to State        Buildings       Colorado       Corporate       Consolidated
----                                   ---------       --------        ---------       --------       ---------       ------------

Rental income                        $    778,929    $  1,003,330    $    339,518    $  1,694,392            --       $  3,816,169
Operating expenses                        398,119         483,560         160,007         528,622            --          1,570,308
Depreciation and
 amortization (1)                         115,698         159,497          42,107         433,653             637          751,592
                                     ------------    ------------    ------------    ------------    ------------     ------------
Income (loss) from
 property operations
                                          265,112         360,273         137,404         732,117            (637)       1,494,269

Percent of income from
 property operations                         17.7%           24.1%            9.2%           49.0%           --              100.0%

Interest income                              --              --              --              --             4,113            4,113
Expenses associated with
    Debt refinancing                         --              --              --           321,178            --            321,178
    Interest expense                      208,099         223,613          54,869         529,115          20,691        1,036,387
    General and administrative              3,250           1,215           1,087          15,680         436,991          458,223
                                     ------------    ------------    ------------    ------------    ------------     ------------

    Net income (loss)                $     53,763    $    135,445    $     81,448    ($   133,856)   ($   454,206)    ($   317,406)
                                     ============    ============    ============    ============    ============     ============

    Real estate investments,
     net (1)                         $  2,547,164    $  8,618,972    $  3,803,867    $  7,101,843    $     26,351     $ 22,098,197
                                     ============    ============    ============    ============    ============     ============

Additions to real estate
 investments                         $     75,825    $  7,428,072    $  3,845,974    $     60,315    $     25,528     $ 11,435,714
                                     ============    ============    ============    ============    ============     ============

Total Assets                         $  2,631,151    $  9,175,714    $  3,831,337    $  7,600,446    $    476,246     $ 23,714,934
                                     ============    ============    ============    ============    ============     ============
1997

Rental income                        $    782,000    $    105,934            --      $  1,594,248            --       $  2,482,182
Operating expenses                        354,935          54,503            --           556,901            --            966,339
Depreciation and amortization (1)         126,550          14,137            --           429,399             221          570,307
                                     ------------    ------------    ------------    ------------    ------------     ------------

Income (loss) from property
 operations                               300,515          37,294            --           607,948            (221)         945,536

Percent of income from property
 operations                                  20.1%            2.5%           --              40.7%           --               63.3%

Interest income                              --              --              --              --            36,778           36,778
Interest expense                          172,325            --              --           508,208           4,896          685,429
General and administrative                 11,927          22,955            --             7,595         374,860          417,337
                                     ------------    ------------    ------------    ------------    ------------     ------------

Net income (loss)                    $    116,263    $     14,339            --      $     92,145    ($   343,199)    ($   120,452)
                                     ============    ============    ============    ============    ============     ============


Real estate investments, net (1)     $  2,581,599    $  1,345,893            --      $  7,454,474    $      1,420     $ 11,383,386
                                     ============    ============    ============    ============    ============     ============

Additions to real estate
 investments                         $      5,458    $  1,359,880            --      $     46,191    $      1,550     $  1,413,079
                                     ============    ============    ============    ============    ============     ============

Total assets                         $  2,669,888    $  1,352,245            --      $  7,557,151    $     62,784     $ 11,642,068
                                     ============    ============    ============    ============    ============     ============

                                                                        F - 18

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SEGMENT REPORTING (CONTINUED)

          (1) Real estate investments and related depreciation and amortization includes office equipment for corporate segment.

          MAJOR CUSTOMERS

          Rental income from one tenant, the State of Texas, of approximately $1,000,000 comprised approximately 26% of consolidated revenues for the year ended December 31, 1998. Revenues from this tenant are enclosed in the segment "Texas - Leased to State". For the year ended December 31, 1997, no tenant comprised 10% or greater of total consolidated revenues.

NOTE 11 - RECLASSIFICATIONS

          Certain   amounts  in  the  1997   financial   statements   have  been
          reclassified to conform to 1998 classifications.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors And Executive Officers
--------------------------------

     The officers and directors of the Company are as follows:

Name                         Age           Positions
----                         ---           ---------
James F. Etter                56           President; Chief Executive Officer;
                                           Chief Financial Officer; and Director
Charles R. Hoffman            62           Chairman Of The Board
John A. Labate                50           Director
Robert J. McFann              82           Director; and Secretary


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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities And Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 1998, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers and the Company's review of the monthly statements of changes filed with the Company by its officers and directors.

ITEM 10.  EXECUTIVE COMPENSATION.

     Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's President. No other employee of the Company received total salary and bonus exceeding $100,000 during any of the last three fiscal years.


                                                  Annual Compensation
----------------------------------------------------------------------------------------------------------------------
                                 Fiscal                                          Long-Term
Name and                         Year                                            Compensation         Other Annual
Principal Position               Ended       Salary ($)(1)     Bonus ($)          Options             Compensation ($)
------------------               -----       -------------     ---------         ------------         ----------------
James F. Etter, President        1998          $115,000        $20,000              10,000              $15,000 (2)
                                 1997          $100,000        $15,000              20,000               $9,000 (3)
                                 1996           $90,000         $5,000              10,000               $6,000 (4)
----------------------------------------------------------------------------------------------------------------------

---------

(1)  The dollar value of base salary (cash and non-cash) received.
(2) Consists of $12,000 to reimburse for medical and life insurance coverage and a $3,000 contribution to SIMPLE IRA Plan.
(3) Consists of $6,000 to reimburse for medical insurance coverage and a $3,000 contribution to SIMPLE IRA Plan.
(4)  Reimbursement for medical insurance coverage.

     Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1998 to the Company's President. See "- Employment Contracts And Termination Of Employment And Change-In-Control Arrangements - 1995 Stock Option Plan", "- 1998 Stock Option Plan", and "- Option Grants", below.


                                 Option Grants For Fiscal Year Ended December 31, 1998
-----------------------------------------------------------------------------------------------------------------
                                                     % of Total Options
                                    Options          Granted to Employees        Exercise or Base      Expiration
Name                                Granted (#)      in Fiscal Year              Price ($/Share)       Date
-----------------------------------------------------------------------------------------------------------------
James F. Etter, President            10,000                47%                   $3.969/Share         12/10/03
-----------------------------------------------------------------------------------------------------------------

     Aggregated Option Exercises And Fiscal Year-End Option Value Table

     The following table indicates that there were no exercises of stock options during the fiscal year ended December 31, 1998 by the Company's President, and also sets forth information concerning the fiscal year-end value of unexercised options held by the President.


                                              Aggregated Option Exercises
                                        For Fiscal Year Ended December 31, 1998
                                              And Year-End Option Values
-------------------------------------------------------------------------------------------------------------------------
                                                                              Number of                 Value of
                                                                              Unexercised               Unexercised
                                                                              Options                   In-The-Money
                                                                              at Fiscal                 Options at Fiscal
                                                                              Year-End (#)(3)           Year-End ($)(4)
                                Shares
                                Acquired on         Value                     Exercisable/              Exercisable/
Name                            Exercise (#)(1)     Realized ($)(2)           unexercisable             unexercisable
-------------------------------------------------------------------------------------------------------------------------
James F. Etter, President         -0-                   -0-                  34,500/25,500              $75/$225 (5)
-------------------------------------------------------------------------------------------------------------------------

---------

(1) The number of shares received upon exercise of options during the fiscal year ended December 31, 1998.

(2) With respect to options exercised during the Company's fiscal year ended December 31, 1998, the dollar value of the difference between the option price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 1998 separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 1998, the aggregate dollar value of the excess is the market value of the stock underlying those options over the exercise price of those unexercised options. For purposes of this table, the market value used for the Common Stock is its closing sales price on December 31, 1998 of $4.00 per share as reported on the Nasdaq SmallCap Stock Market.

(5) The amounts shown are for options to purchase shares for $3.969 per share, 2,500 of which were exercisable and 7,500 of which were unexercisable at December 31, 1998. Mr. Etter's other options have exercise prices of $5.00 and $4.4375 per share, which are greater than the closing sales price of $4.00 for the Common Stock on December 31, 1998 as reported on the Nasdaq SmallCap Stock Market. These options therefore were not "in-the-money", did not have any value on December 31, 1998, and are not reflected in this column.

     Employment Contracts And Termination Of Employment And Change-In-Control Arrangements

     Employment Agreement With James F. Etter. The Company entered into an employment agreement (the "Etter Agreement") with James F. Etter effective as of January 1, 1998, which replaced a previous agreement between the parties effective as of January 1, 1996. Pursuant to the Etter Agreement, Mr. Etter will serve as the President and Chief Executive Officer of the Company and will devote substantially all his business time to the Company. For the 1998 fiscal year, the Etter Agreement provided for the payment of salary at the rate of $9,583 per month and a bonus to be determined by the Board Of Directors at year end. The Etter Agreement also provides that the Company will reimburse Mr. Etter for up to $12,000 annually for medical/insurance expenses paid by Mr. Etter.

     Pursuant to the Etter Agreement, for the 1999 fiscal year, Mr. Etter's salary was increased to $10,062.50 per month and the Company agreed to consider paying Mr. Etter a bonus at the end of each year of the Etter Agreement, which bonus will be at the discretion of the Board and will be based on criteria determined by the Board. On December 9, 1998, the Board also granted to Mr. Etter a bonus of $20,000 for 1998 and options to purchase 10,000 shares of Common Stock. See below, "--Option Grants".

     If the Company is acquired by another company, and if the acquiring company does not offer Mr. Etter a position in the Denver area at a salary level equal to or greater than his then current salary, then all unexercised stock options held by Mr. Etter would immediately become exercisable, and the Company would pay Mr. Etter a bonus equal to one year's salary.

     1995 Stock Option Plan. Pursuant to the Company's 1995 Stock Option Plan (the "1995 Plan"), the Company may grant options to purchase an aggregate of 130,000 shares of the Company's Common Stock to key employees, directors, and other persons who have contributed or are contributing to the success of the Company. The options granted pursuant to the 1995 Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. With respect to options granted to persons other than directors of the Company who are not also employees of the Company, the 1995 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1995 Plan. In May 1995, directors of the Company who are not also employees of the Company ("Outside Directors") were granted an aggregate of 48,000 options with an exercise price of $5.00 per share pursuant to the 1995 Plan, 12,000 of which subsequently expired without being exercised. In December 1997, the Outside Directors were granted an aggregate of 36,000 options with an exercise price of $4.4375 per share pursuant to the 1995 Plan. At December 31, 1998 options to purchase an aggregate of 122,000 shares of Common Stock were outstanding under the 1995 Plan. The option committee may grant additional options to purchase 8,000 shares pursuant to that plan.

     1998 Stock Option Plan. Pursuant to the Company's 1998 Stock Option Plan (the "1998 Plan"), the Company may grant options to purchase an aggregate of 200,000 shares of Common Stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 1998 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient, non-qualified options or non-qualified non-discretionary options. The terms of the 1998 Plan concerning incentive options and non-qualified options are substantially the same except that only employees of the Company or its subsidiaries are eligible for incentive options and employees and other persons who have contributed or are contributing to the success of the Company are eligible for non-qualified options. Non-qualified non-discretionary options may be granted only to Outside Directors who are contributing to the success of the Company. With respect to options granted to persons other than directors of the Company who are not also employees of the Company, the 1998 Plan also is administered by an option committee that determines the terms of the options subject to the requirements of the 1998 Plan. The portion of the 1998 Plan concerning non-qualified non-discretionary options provides that Outside Directors automatically receive options to purchase 12,000 shares pursuant to the 1998 Plan at the time of their initial election as an Outside Director. The Options held by Outside Directors are not exercisable at the time of grant, but Options to purchase 4,000 shares become exercisable for each Outside Director on December 30 of each of the first three years immediately following the date of grant of these options to the Outside Director. The exercise price for the non-qualified non-discretionary options is the fair market value of the Company's Common Stock on the date these options are granted. Shares acquired upon exercise of these options cannot be sold for six months following the date of grant. If not previously exercised, non-qualified non-discretionary options that have been granted expire upon the later to occur of five years after the date of grant and two years after the date these options first became exercisable. The non-qualified non-discretionary options also expire 90 days after the optionholder ceases to be a director of the Company. At any time all of an Outside Director's options have become exercisable, non-qualified non- discretionary options to purchase an additional 12,000 shares, which are not exercisable at the time of grant, shall be granted to that Outside Director.

     All options granted under the 1998 Plan will become fully exercisable upon the occurrence of a change in control of the Company or of certain mergers or other reorganizations or asset sales described in the 1998 Plan. Options granted pursuant to the 1998 Plan are not transferable during the optionee's lifetime. Subject to the other terms of the 1998 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. At December 31, 1998, options to purchase 15,000 shares of Common Stock were outstanding under the 1998 Plan and options to purchase 185,000 were available to be granted pursuant to that plan.

     Compensation Of Outside Directors

     Outside Directors are paid $250 per month plus $300 for each meeting of the Board Of Directors that they attend. Directors also will be reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company. In addition, each director who is not an employee automatically receives options to purchase shares of Common Stock. See above, "- 1995 Stock Option Plan" and "- 1998 Stock Option Plan".

     Option Grants. In addition to the automatic grants of options to Outside Directors, stock options have been granted pursuant to the Company's 1995 Plan and 1998 Plan on four occasions. In May 1995, the Company granted to Mr. Etter options to acquire up to 20,000 shares of the Company's Common Stock at an exercise price of $5 per share. 4,000 of these options became exercisable on each of December 30, 1995, 1996, 1997 and 1998, an additional 4,000 of these options will become exercisable on December 30, 1999, and all of these options expire on May 20, 2000. On December 9, 1996, the Company granted to Mr. Etter options to purchase up to an additional 10,000 shares of Common Stock at an exercise price of $5 per share. On that date, the last sales price for the Company's Common Stock on the Nasdaq SmallCap Stock Market was $4.50. 2,000 of these options became exercisable on each of December 30, 1996, 1997 and 1998, an additional 2,000 of these options will become exercisable on each of December 30, 1999 and 2000, and all of these options expire on December 9, 2001. On December 8, 1997, the Company granted to Mr. Etter options to purchase up to an additional 20,000 shares of Common Stock at an exercise price equal to the last sales price for the Company's Common Stock on the Nasdaq SmallCap Stock Market on December 30, 1997, which was $4.4375 per share. 5,000 of these options became exercisable on each of December 30, 1997 and 1998, an additional 5,000 of options will become exercisable on each of December 30, 1999 and 2000, and all of these options expire on December 8, 2002. On December 9, 1998, the Company granted to Mr. Etter options to purchase up to an additional 10,000 shares of Common Stock at an exercise price equal to the last sales price for the Company's Common Stock on the Nasdaq SmallCap Stock Market on December 9, 1998, which was $3.969 per share. 2,500 of these options became exercisable on December 9, 1998, an additional 2,500 of options will become exercisable on each of December 31, 1999, 2000 and 2001, and all of these options expire on December 10, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes certain information as of April 5, 1999 with respect to the beneficial ownership of the Company's common stock (i) by the Company's directors, (ii) by stockholders known by the Company to own 5% or more of the Company's Common Stock, and (iii) by all officers and directors as a group.


                                                   As Of April 5, 1999
                                       -----------------------------------------


                                                             Percentage Of Class
Name And Address Of Beneficial Owner     Number Of Shares    Beneficially Owned
------------------------------------     ----------------    ------------------

Charles R. Hoffman                          70,500(1)               4.2%
208 Somerset
Bentonville, Arkansas 72712

John A. Labate                              15,000(1)                *
5260 South Beeler Court
Englewood, Colorado  80111

Robert J. McFann                            67,800(1)               4.1%
3260 Zephyr Court
Wheat Ridge, Colorado 80033

James F. Etter                              60,939(2)               3.6%
2801 Youngfield Street
Suite 300
Golden, Colorado 80401

All Officers And Directors As
   A Group (Four Persons)                  214,239                 12.2%

Maxine G. Hedlund                           84,985(3)               5.1%
7100 Grandview Ave., Suite 1
Arvada, Colorado  80002

---------------

*    Less than one percent.

(1) Includes the following numbers of shares underlying options to purchase shares of Common Stock that currently are exercisable that were granted to each Outside Director pursuant to the Company's 1995 and 1998 Stock Option
     Plans: Charles Hoffman, 15,000; John Labate, 15,000; and Robert McFann, 15,000. The number of shares indicated also includes the following numbers of shares underlying common stock purchase warrants ("Warrants") that currently are exercisable that are held by each of the following persons:
     Charles Hoffman, 8,000; and Robert J. McFann, 4,000.

(2) Consists of an aggregate of 20,939 shares of Common Stock owned by Mr. Etter, his wife, and minor daughter, 34,500 shares of Common Stock issuable upon the exercise of currently exercisable options, and an aggregate of 5,500 shares of Common Stock issuable upon the exercise of Warrants owned by Mr. Etter and his wife.

(3) Includes 9,775 shares owned by the C.J. Hedlund Trust, of which Maxine Hedlund is the beneficiary; 22,845 shares owned by Colorado Bighorn Corporation, of which Mrs. Hedlund is the President and a director; 15,540 shares owned by Continental Western Services Inc., of which Mrs. Hedlund is the President, a director and the beneficial owner of approximately 24 percent of the outstanding stock; 14,400 shares owned by the Maxine G. Hedlund Trust, of which Mrs. Hedlund is the beneficiary; and 600 shares owned by AmeriCo Realty Services Inc., 51 percent of which is owned by Mrs. Hedlund and of which she is a director. See also, "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has been involved in the following transactions with its current and past directors and officers and by persons known by the Company to be the beneficial owners of 5% or more of the Company's Common Stock.

     Property Management; Administrative Services. The Company had entered into property management contracts pursuant to which AmeriCo Realty Services, Inc. ("AmeriCo") managed the following properties owned by the Company: four private self storage facilities located in Colorado (the "Self-Storage Facilities"), an office building in Appleton, Wisconsin (the "Giltedge Office Building") and the Broadway Property. These agreements were effective as of the date on which the Company acquired the respective property, which was in 1995 for the Broadway Property and in 1996 for the other properties. Pursuant to the termination provisions of each agreement, all of which provided that the Company could terminate any of them after one year, all of the agreements were terminated by the Company as of January 1, 1999. The Company and AmeriCo continue to operate under a month-to-month agreement pursuant to which AmeriCo continues to administer certain personnel-related matters in exchange for $4,000 per month, and which, unless earlier terminated by the Company, will automatically terminate on June 30, 1999. In addition, until the Company's offices were moved to Golden, Colorado in October 1998, AmeriCo provided the Company with accounting and clerical services as well as general office support, including telephone, fax, and other services, for an aggregate cost of $1,250 per month. Those services and support costs are now conducted and borne directly by the Company. Maxine Hedlund, who is the beneficial owner of approximately 5.1% of the Company's Common Stock, is a director of AmeriCo and beneficially owns 51% of the outstanding common stock of AmeriCo.

     Property Acquisition; Brokerage Services. C.J. Hedlund, the Company, and Colorado Bighorn entered into an agreement effective as of October 30, 1996 pursuant to which Mr. Hedlund and Colorado Bighorn granted to the Company the right of first refusal to participate in any real estate transaction in which Mr. Hedlund, Colorado Bighorn, or any of their affiliated entities was involved or for which Mr. Hedlund, Colorado Bighorn, or any of their affiliated entities otherwise received compensation, except that the right of first refusal did not apply to any proposed transaction that related solely to their serving in a brokerage function, such as a listing or selling broker. Also as part of this transaction, the Company entered into broker listing agreements with Colorado Bighorn pursuant to which Colorado Bighorn will serve as the Company's broker for all purchase and sale transactions during the period of the agreement. Pursuant to these listing agreements, the Company will pay Colorado Bighorn a standard real estate commission for each purchase or sale transaction entered into by the Company, including those pursuant to the right of first refusal granted to the Company by Mr. Hedlund and Colorado Bighorn. This agreement and the listing agreements were for one year terms beginning on October 30, 1996 and have been renewed for successive one year terms until the Company allowed the agreements to terminate as of October 30, 1998. Pursuant to these agreements, the Company paid Colorado Bighorn the commissions described below under "-- Purchase Of State Of Texas Office Buildings" and "-- Purchase Of Bank Buildings". Maxine Hedlund controls, and is the President and a director of, Colorado Bighorn. See above, " -- Property Acquisition; Brokerage Services."

     Purchase Of State Of Texas Buildings. In June 1998, the Company acquired eleven small office buildings located in Texas that are leased to various Texas government agencies. The aggregate purchase price for these buildings included approximately $6,300,000 and 204,300 shares of the Company's Common Stock at the rate of $5.00 per share. As part of those transactions, the sellers of the properties paid Colorado Bighorn aggregate commissions of $75,830 and 4,390 shares of the Company's Common Stock.

     Purchase Of Four Office Buildings. In August 1998, the Company acquired four additional office building located in Texas. The primary tenants in each building are branches of NationsBank, N.A. The aggregate purchase price for the four buildings was $3,625,000. As part of that transaction, the Company paid Colorado Bighorn aggregate commissions of 13,500 shares of the Company's Common Stock at the rate of $5.00 per share. See above, " -- Property Acquisition; Brokerage Services."

     Conflicts Of Interest Policies

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

     All future transactions between the Company and the Company's officers, directors and 5% stockholders will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company. The Company believes that by following these procedures it will be able to mitigate the possible effects of these conflicts of interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.
                  --------

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

         3.2 Bylaws are incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.1 Form of Employment Agreement effective as of January 1, 1998 between the Company and James F. Etter is incorporated by reference from Exhibit 10.8 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.2       1995 Stock Option Plan is  incorporated  by  reference  from
                    Exhibit 10.9 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.3 1998 Stock Option Plan is incorporated by reference from the Company's Proxy Statement concerning the Company's May 21, 1998 Annual Meeting Of Stockholders filed with the SEC on March 30, 1998.

         10.4 Form Of Commercial Contract To Buy And Sell Real Estate is incorporated by reference from Registrant's Form 8-K dated July 13, 1998.

         10.5 Schedule Of Material Terms Of Commercial Contracts To Buy And Sell Real Estate is incorporated by reference from Registrant's Form 8-K dated July 13, 1998.

         10.6 Agreement dated June 11, 1998 between AmeriVest Buildings Texas Inc. and Five N-B Properties, L.P.

         27.1       Financial Data Schedule.

       (b) Reports On Form 8-K. During the last quarter of the fiscal year ended December 31, 1998, the Company filed, on November 2, 1998, one report on Form 8-K/A for an event occurring August 18, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERIVEST PROPERTIES INC.


Date:  April 13, 1999                        By: /s/ James F. Etter
                                                 ------------------------------
                                                 James F. Etter, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                                  Date
---------                     -----                                  ----

 /s/ James F. Etter           President, Chief Executive        April 13, 1999
--------------------------    Officer (Principal Executive
James F. Etter                and Director



 /s/ Charles R. Hoffman       Director                          April 13, 1999
--------------------------
Charles R. Hoffman



 /s/ John A. Labate           Director                          April 13, 1999
---------------------------
John A. Labate



                              Director                          April   , 1999
---------------------------
Robert J. McFann

         Exhibit Index

         Number            Description
         ------            -----------

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

         3.2 Bylaws are incorporated by reference from Registrant's Registration Statement on Form SB-2 dated August 30, 1996 (Registration No. 333-5114-D).

         10.1 Form of Employment Agreement effective as of January 1, 1998 between the Company and James F. Etter is incorporated by reference from Exhibit 10.8 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.2       1995 Stock Option Plan is  incorporated  by  reference  from
                    Exhibit 10.9 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.3 1998 Stock Option Plan is incorporated by reference from the Company's Proxy Statement concerning the Company's May 21, 1998 Annual Meeting Of Stockholders filed with the SEC on March 30, 1998.

         10.4 Form Of Commercial Contract To Buy And Sell Real Estate is incorporated by reference from Registrant's Form 8-K dated July 13, 1998.

         10.5 Schedule Of Material Terms Of Commercial Contracts To Buy And Sell Real Estate is incorporated by reference from Registrant's Form 8-K dated July 13, 1998.

         10.6 Agreement dated June 11, 1998 between AmeriVest Buildings Texas Inc. and Five N-B Properties, L.P.

         27.1       Financial Data Schedule.