Form 10QSB
period 1999-03-31
AMERIVEST PROPERTIES INC
filed 1999-05-17
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1999.

         OR

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from                to
                                        -------------     -----------------

         Commission file number 1-14462

                            AmeriVest Properties Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter.)


             Delaware                                         84-1240264
             --------                                         ----------
  (State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)


3333 S. Wadsworth Blvd., # D-216
Lakewood, Colorado                                              80227
---------------------------------                              --------
                                                              (Zip Code)

                                 (303) 980-1880
                 ----------------------------------------------
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

As of May 14, 1999 the Registrant had outstanding 1,658,770 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes          No    X
    -----       -----

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                 MARCH 31, 1999



                                Table of Contents
                                -----------------

                                                                       Page No.
Part I

Item 1.   Financial Statements
              Balance Sheets as of December 31, 1998 and
                 March 31, 1999                                           3
              Statements of Operations for the Three Months
                 Ended March 31, 1998 and 1999                            4
              Statements of Cash Flows for the Three Months Ended
                 March 31, 1998 and 1999                                  5
              Notes to Financial Statements                               6


Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations             6 - 8



Part II

Item 5.   Other Information                                               9

Item 6.   Exhibits and Reports on Form 8-K                                9

                              AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


                                                                      December 31,              March 31,
                                                                         1998                     1999
                                                                      -----------              ----------
                                                                                               (Unaudited)
ASSETS
    Investment in real estate
        Land                                                         $  4,745,754             $  4,745,754
        Buildings and improvements                                     22,363,656               22,381,607
        Furniture, fixtures and equipment                                 284,993                  291,651
        Tenant improvements                                               541,058                  553,982
           Less accumulated depreciation and amortization              (5,837,264)              (6,068,732)
                                                                     ------------             ------------

               Net Investment in Real Estate                           22,098,197               21,904,262

    Cash and cash equivalents                                             441,316                  241,256
    Tenant accounts receivable                                             48,615                   66,047
    Deferred financing costs, net                                         624,917                  612,330
    Prepaid expenses and other assets                                     501,889                  423,778
                                                                     ------------             ------------

                                                                     $ 23,714,934             $ 23,247,673
                                                                     ============             ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Mortgage loans and notes payable                                 $ 18,861,599             $ 18,791,093
    Accounts payable and accrued expenses                                 121,327                  141,301
    Accrued interest                                                      108,810                   29,252
    Accrued real estate taxes                                             558,745                  273,719
    Prepaid rents and security deposits                                   214,912                  290,325
    Dividends payable                                                     199,052                  199,107
                                                                     ------------             ------------

        Total Liabilities                                              20,064,445               19,724,797
                                                                     ------------             ------------


STOCKHOLDERS' EQUITY
    Common stock, $.001 par value
        Authorized - 10,000,000 shares
        Issued and outstanding - 1,658,770 shares                           1,659                    1,659

    Capital in excess of par value                                      5,607,725                5,607,725
    Distribution in excess of accumulated earnings                     (1,958,895)              (2,086,508)
                                                                     ------------             ------------

        Total Stockholders' Equity                                      3,650,489                3,522,876
                                                                     ------------             ------------

                                                                     $ 23,714,934             $ 23,247,673
                                                                     ============             ============

                                                   3

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                              March 31,
                                                        1998            1999
                                                     ----------       ----------
REAL ESTATE OPERATING REVENUE
    Rental revenue
        Commercial properties                        $  336,409       $1,001,102
        Storage properties                              361,896          327,702
                                                     ----------       ----------
                                                        698,305        1,328,804
                                                     ----------       ----------

REAL ESTATE OPERATING EXPENSES
    Property operating expenses
        Operating expenses                              154,119          280,751
        Real estate taxes                                74,543          139,645
        Management fees                                  38,679           22,098
        General and administrative                      104,798          207,208
    Interest                                            176,726          363,564
    Depreciation and amortization                       147,702          243,781
                                                     ----------       ----------

                                                        696,567        1,257,047
                                                     ----------       ----------

NET INCOME                                           $    1,738       $   71,757
                                                     ==========       ==========

NET INCOME PER COMMON SHARE                          $     .001       $     .043
                                                     ==========       ==========

NET INCOME PER COMMON SHARE
    ASSUMING DILUTION                                $     .001       $     .043
                                                     ==========       ==========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                       1,438,070        1,658,770
                                                     ==========       ==========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ASSUMING DILUTION                     1,443,070        1,662,520
                                                     ==========       ==========

                             AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        1998                    1999
                                                                     ---------               ----------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $   1,738                $  71,757
    Adjustments to reconcile net income to net cash
        provided (used) by operating activities
    Depreciation and amortization                                      147,702                  244,428
    Changes in assets and liabilities
        (Increase) in receivables                                      (19,762)                 (17,432)
        (Increase)  decrease in prepaids                              (276,600)                  77,740
        Increase (decrease) in accounts payable                            844                   (7,741)
        Increase (decrease) in accruals                                 12,534                 (261,721)
                                                                     ---------                ---------

    Net cash (used) provided by operating activities                  (133,544)                 107,031
                                                                     ---------                ---------


CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to investments in real estate                            (21,787)                 (37,533)
                                                                     ---------                ---------

    Net cash (used) by investing activities                            (21,787)                 (37,533)
                                                                     ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short term borrowings                                375,000                     --
    Payments on mortgage loans                                         (35,746)                 (70,506)
    Dividends paid                                                    (160,800)                (199,052)
                                                                     ---------                ---------

    Net cash provided (used) by financing activities                   178,454                 (269,558)
                                                                     ---------                ---------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                    23,123                 (200,060)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                 99,334                  441,316
                                                                     ---------                ---------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                    $ 122,457                $ 241,256
                                                                     =========                =========



                            AMERIVEST PROPERTIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999


     The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31,1998. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


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

                              Results Of Operations
                              ---------------------

Three  Months  Ended March 31, 1999  Compared  With Three Months Ended March 31,
1998.
--------------------------------------------------------------------------------

     The Company's results of operations for the three months ended March 31, 1999 include 24 operating properties, whereas the March 31, 1998 results of operations include nine operating properties. Revenues for first quarter 1999 increased approximately $630,500, and operating expenses, real estate taxes, general and administrative, interest, and depreciation and amortization increased approximately $126,600, $65,100, $102,400, $186,800 and $96,100,
respectively. All increases resulted primarily from inclusion of the operations of the 15 new properties since last year, except for general and administrative expenses which also include additional costs of administrative personnel, of approximately $20,000. The management fees decreased approximately $16,600 for the quarter due to the change in 1999 of directly managing six of the properties as opposed to contracting a third party management company to oversee the day to day operations

     The net income for the three months ended March 31, 1999 was $71,757, or $.04 per share, as compared to $1,738, or $.00 per share, for the three months ended March 31, 1998.

              Financial Condition, Liquidity And Capital Resources
              ----------------------------------------------------

     From December 31, 1998 to March 31, 1999, net investment in real estate decreased by approximately $194,000, primarily due to depreciation for the three month period of $230,000, which was partially offset by approximately $37,000 of additional capital improvements.

     At March 31, 1999, the Company had approximately $241,000 of cash available for working capital. Tenant accounts receivables increased by approximately $17,400 in March as a result of additional billings to tenants for prior year's operating costs. Prepaid expenses and other assets decreased by approximately $78,000 primarily as a result of real estate property tax payments being made from the escrow accounts held by the mortgage lenders.

     Mortgage loans and accrued real estate taxes decreased by $70,500 and $285,000, respectively. Accounts payable and accrued expenses increased by $20,000; these changes were reflective of normal business occurrences. Accrued interest decreased by $79,600 due to the April payment on mortgage loans being paid in March.

     In May 1999, the Company entered into a purchase and sale agreement for the acquisition of three office buildings located in Indianapolis, Indiana. The aggregate purchase price for the three office buildings is approximately $7,944,000. The purchase will be made with approximately 561,000 shares of common stock valued at $4.75 per share or approximately $2,665,000 of additional equity, and the assumption of the existing mortgage on the properties of approximately $5,279,000. The acquisition is subject to stockholder approval and is expected to close in the third quarter of 1999.

     The Company desires to acquire additional properties and, in order to do so, it may need to raise additional debt or equity capital. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of dividends paid to stockholders.

     The Company intends to meet its near-term working capital liquidity requirements through cash flows provided from operations. The Company has a short-term revolving credit line from Norwest Bank Colorado in the amount of $300,000. At March 31, 1999 the Company had no outstanding balance on the line of credit.

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

     The Company also intends to contact its major tenants to determine their Year 2000 compliance. Failure of tenants to be Year 2000 compliant may lead to delays in payment of rent to the Company and delayed revenue to the Company. The Company intends to complete its review of tenant compliance in the second quarter of 1999.

     The Company has purchased new accounting and tenant service software that is Year 2000 compliant. The Company would have purchased new software to meet its needs regardless of potential Year 2000 issues with its prior system. The Company installed and received training concerning this new software and the approximate cost was less than $25,000.

     Management believes that inflation should not have a material adverse effect on the Company. Many of the Company's leases of office and showroom space require the tenants to pay increases in operating expenses, and the self-storage leases are short-term so that there are not contractual restraints against increasing rents to attempt to respond to inflationary pressures, if any inflationary pressures should materialize.

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. See the Company's Annual Report on Form 10-KSB for additional statements concerning important factors, including occupancy and rental rates and operating costs, that could cause actual results to differ materially from the Company's expectations.

Part II.   Other Information

Item 6.   Exhibits And Reports On Form 8-K.
          ---------------------------------

          (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:

                           27. Financial Data Schedule

          (b) During the quarter ended March 31, 1999, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities And Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERIVEST PROPERTIES INC.


May 17, 1999                        By:  /s/ James F. Etter
                                       -----------------------------------------
                                       James F. Etter, Chief Executive Officer
                                       and Principal Financial Officer