Form 10QSB
period 1999-06-30
AMERIVEST PROPERTIES INC
filed 1999-08-16
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
          ACT OF 1934.

          For the quarterly period ended June 30, 1999.

          OR

[     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

          For the transition period from _______________ to ________________

          Commission file number 1-14462

                            AmeriVest Properties Inc.
                            -------------------------
       (Exact name of small business issuer as specified in its charter.)


           Maryland                                       84-1240264
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


3333 S. Wadsworth Blvd., Suite D-216
Lakewood, Colorado                                          80227
------------------                                          -----
                                                          (Zip Code)
                                 (303) 980-1880
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 12, 1999 the Registrant had outstanding 2,228,850 shares of common stock, per value $.001.

Transitional Small Business Disclosure Format (check one):
Yes  No  X

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                  JUNE 30, 1999



                                Table of Contents
                                -----------------

                                                                        Page No.
Part I

Item 1.  Financial Statements
             Balance Sheets as of December 31, 1998 and
             June 30, 1999                                                   3
             Statements of Operations for the Three Month and
                Six Months Ended June 30, 1998 and 1999                      4
             Statements of Cash Flows for the Six Months Ended
                June 30, 1998 and 1999                                       5
             Notes to Financial Statements                                   6


Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                7



Part II

Item 4.  Submission Of Matters To Vote Of Stockholders                      10

Item 5.  Other Information                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   10



                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       ASSETS
                                                         December 31,      June 30,
                                                            1998            1999
                                                            ----            ----
                                                                         (Unaudited)
ASSETS
  Investment in real estate
   Land                                                 $  4,745,754    $  4,745,754
   Buildings and improvements                             22,363,656      22,390,354
   Furniture, fixtures and equipment                         284,993         314,882
   Tenant improvements                                       541,058         573,063
     Less accumulated depreciation and amortization       (5,837,264)     (6,301,983)
                                                        ------------    ------------

        Net Investment in Real Estate                     22,098,197      21,722,070

  Cash and cash equivalents                                  441,316         371,194
  Tenant accounts receivable                                  48,615          48,222
  Deferred financing costs, net                              624,917         600,060
  Prepaid expenses and other assets                          501,889         426,379
                                                        ------------    ------------

                                                        $ 23,714,934    $ 23,167,925
                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Mortgage loans payable                               $ 18,861,599    $ 18,742,791
   Accounts payable and accrued expenses                     121,327         184,313
   Accrued interest                                          108,810         111,820
   Accrued real estate taxes                                 558,745         266,951
   Prepaid rents and security deposits                       214,912         308,181
   Dividends payable                                         199,052         199,052
                                                        ------------    ------------

     Total Liabilities                                    20,064,445      19,813,108
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
      Authorized - 5,000,000 shares
      Issued and outstanding - none                             --              --
   Common stock, $.001 par value
     Authorized - 15,000,000 shares
     Issued and outstanding - 1,658,770 shares (1998)          1,659           1,659
     And 1,658,770 shares (1999)
   Capital in excess of par value                          5,607,725       5,607,725
   Distribution in excess of accumulated earnings         (1,958,895)     (2,254,567)
                                                        ------------    ------------

        Total Stockholders' Equity                         3,650,489       3,354,817
                                                        ------------    ------------

                                                        $ 23,714,934    $ 23,167,925
                                                        ============    ============

                                       3


                      AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS


                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                             -----------------         ----------------
                                             1998         1999         1998        1999
                                             ----         ----         ----        ----
                                                (unaudited)               (unaudited)
REAL ESTATE OPERATING REVENUE
   Rental revenue
     Commercial properties                $  324,592   $  958,412   $  661,001   $1,959,514
     Storage properties                      359,242      352,936      721,138      680,638
                                          ----------   ----------   ----------   ----------
                                             683,834    1,311,348    1,382,139    2,640,152
                                          ----------   ----------   ----------   ----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
     Operating expenses                      147,972      312,535      302,091      593,286
     Real estate taxes                        75,060      127,414      149,603      267,059
     Management fees                          36,813       22,126       75,491       44,224
   General and administrative                 92,416      220,038      197,309      427,246
   Interest                                  179,801      357,080      356,527      720,644
   Depreciation and amortization             147,052      246,537      294,755      490,318
                                          ----------   ----------   ----------   ----------

                                             679,114    1,285,730    1,375,776    2,542,777
                                          ----------   ----------   ----------   ----------

OTHER INCOME
   Interest income                             1,647        5,376        1,742        5,376
                                          ----------   ----------   ----------   ----------

NET INCOME                                $    6,367   $   30,994   $    8,105   $  102,751
                                          ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE               $      .00   $      .02   $      .01   $      .06
                                          ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE
   ASSUMING DILUTION                      $      .00   $      .02   $      .01   $      .06
                                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                      1,438,110    1,658,770    1,438,110    1,658,770
                                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING ASSUMING DILUTION    1,443,110    1,664,145    1,443,110    1,664,145
                                          ==========   ==========   ==========   ==========


                                       4

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                           Six Months Ended
                                                               June 30
                                                        --------------------
                                                        1998            1999
                                                        ----            ----
                                                             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $     8,105        102,751
  Adjustments to reconcile net income to net cash
          provided by operating activities
     Depreciation and amortization                       294,755        490,318
     Changes in assets and liabilities
       Decrease in receivables                               814            393
       (Increase) Decrease in prepaids                  (578,970)        74,767
       Increase in accounts payable                       25,929         62,985
       (Decrease) in accruals                           (140,861)      (195,832)
                                                     -----------    -----------
   Net cash (used) provided by operating activities     (390,228)       535,382
                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to investments in real estate              (129,964)       (88,592)
                                                     -----------    -----------

   Net cash (used) by investing activities              (129,964)       (88,592)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short term borrowings                   680,000           --
   Repayments of short term borrowings                  (830,000)          --
   Proceeds from mortgage loan                         1,154,618           --
   Payments on mortgage loans                            (23,991)      (118,808)
   Dividends paid                                       (321,571)      (398,104)
   Payment of deferred financing costs                   (28,324)          --
                                                     -----------    -----------
   Net cash provided (used) by financing activities      630,732       (516,912)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     110,540        (70,122)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                  99,334        441,316
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                  $   209,874    $   371,194
                                                     ===========    ===========

                            AMERIVEST PROPERTIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999


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

     The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Subsequent Event
----------------

     On August 12, 1999, Registrant completed the acquisition of three office buildings (the "Acquired Buildings") in the State of Indiana. The Acquired Buildings contain an aggregate of approximately 95,836 square feet. The purchase price for the Acquired Buildings was $7,944,000, which was paid by assuming approximately $5,255,000 of existing debt (the "Debt") and $116,400 of related property taxes on the properties and issuing approximately 541,600 shares of Registrant's common stock at the rate of $4.75 per share. In conjunction with the assumption of the Debt, Registrant also assumed joint liability for the obligations and liabilities of the original guarantors of the Debt with an indemnification back for any obligations and liabilities accruing prior to the acquisition.

                            AMERIVEST PROPERTIES INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB and elsewhere.

                              Results Of Operations
                              ---------------------

Three  Months  Ended June 30,  1999,  Compared  With Three Months Ended June 30,
1998.
--------------------------------------------------------------------------------

     The Company's results of operations for the three months ended June 30, 1999 include 24 operating properties, whereas the June 30, 1998 results of operations include nine operating properties. Revenues for second quarter 1999 increased approximately $627,500, and operating expenses, real estate taxes, general and administrative, interest, and depreciation and amortization increased approximately $164,600, $52,400, $127,600, $177,300 and $99,500
respectively, for a total increase of $621,400 as compared with June 30, 1998. All increases resulted primarily from inclusion of the operations of eleven new properties as of July 1, 1998 and 4 new properties as of August 18, 1998. The Company also had interest income of $5,400 for the 1999 period, as compared with $1,700 for the 1998 period, primarily as a result of investment funds being held for working capital.

     The net income for the three months ended June 30, 1999 was $30,994, or $.02 per share, as compared to a net income of $6,367, or $.00 per share, for the three months ended June 30, 1998. The increase in net income resulted primarily from the inclusion in the 1999 second quarter of the 15 properties acquired in July and August 1998.

Six Months Ended June 30, 1999, Compared With Six Months Ended June 30, 1998.
-----------------------------------------------------------------------------

     The Company's results of operations for the six months ended June 30, 1999 include 24 operating properties, whereas the June 30, 1998 results of operations include nine operating properties. Revenues for 1999 increased approximately $1,258,000, and operating expenses, real estate taxes, general and administrative, interest, and depreciation and amortization increased approximately $291,200, $117,500, $229,900, $364,100 and $195,600 respectively, for a total increase of $1,198,400 as compared with June 30, 1998. All increases resulted primarily from inclusion of the operations of eleven new properties as of July 1, 1998 and 4 new properties as of August 18, 1998. The Company also had interest income of $5,400 for the 1999 period, as compared with $1,700 for the 1998 period, primarily as a result of investment funds being held for working capital.

     The net income for the six months ended June 30, 1999 was $102,751, or $.06 per share, as compared with a net income of $8,105, or $.01 per share, for the six months ended June 30, 1998.


              Financial Condition, Liquidity And Capital Resources
              ----------------------------------------------------

     From December 31, 1998 to June 30, 1999, net investment in real estate decreased approximately $376,100. The net decrease was primarily due to depreciation for the six month period.

     Deferred financing costs decreased approximately $24,900 as a result of normal amortization. Prepaid expenses and other assets decreased by approximately $75,500 due primarily to changes in the escrow reserves for property taxes and maintenance reserves.

     Mortgage loans payable decreased by approximately $119,000 due primarily to regular periodic amortization payments. Accounts payable and accrued expenses increased by approximately $63,000 during the period, all of which result from timing differences in the course of normal operations. Accrued real estate taxes decreased approximately $292,000 and prepaid rents and security deposits increased approximately $93,300, both of which resulted from timing differences in the course of normal operations during the first six months of 1999.

     At June 30, 1999, the Company had  approximately  $371,000 of cash and cash
equivalents,   including  approximately  $199,000  of  cash  in  reserve  for  a stockholder dividend distribution which was paid on July 15, 1999.

     The Company desires to acquire additional properties and, in order to do so, it may need to raise additional debt or equity capital. The Company also intends to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of dividends paid to stockholders. As indicated in Subsequent Events and elsewhere herein, on August 12, 1999 the Company closed on the acquisition of three office buildings in Indianapolis, Indiana.

     Management believes that the cash flow from its properties will be sufficient to meet the Company's working capital needs for the next year. All properties have been maintained on an ongoing basis so that capital resources in excess of the Company's operating cash flow are not anticipated in order to upgrade the facilities in the near future.

     Management believes that inflation should not have a material adverse effect on the Company. The Company's leases of office and showroom space require the tenants to pay increases in operating expenses, and the self-storage leases are short-term so that there are no contractual restraints against increasing rents to attempt to respond to inflationary pressures, if any inflationary pressures should materialize.

Year 2000 Compliance.
---------------------

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to send invoices or engage in normal business activities or to operate equipment such as elevators and air conditioning units installed in the Company's buildings. The Company has received assurances from its service contractors that the operation of elevators, air conditioners, and other equipment installed in the Company's buildings are Year 2000 compliant. The Company installed new computer hardware and software that is year 2000 compliant at the beginning of 1999 at a cost of approximately $25,000. The Company does not expect to incur additional material expenses for year 2000 compliance.

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

Part II. Other Information
--------------------------

Item 4. Submission Of Matters To A Vote Of Stockholders
        -----------------------------------------------

     On June 29, 1999, the Company's Annual Meeting of Stockholders was held. At that meeting, the following matters were approved by the stockholders by the votes indicated below.

1. Robert J. McFann was re-elected as a Class Three Director with a term expiring at the annual meeting in 2002. There were 1,480,065 votes for and 32,660 votes withheld.

2. The proposal to reincorporate the Company under the laws of the State of Maryland, including provisions to increase authorized common stock to 15,000,000 shares and to provide for the authorization of 5,000,000 shares of preferred stock, was approved by a vote of 1,098,779 shares for, 32,880 shares against and 6,050 shares being withheld.

3. The proposal to issue shares of common stock as a portion of the purchase price for three office buildings located in Indianapolis, Indiana was approved by a vote of 1,091,447 shares for, 34,687 shares against and 11,475 shares being withheld.

4. The proposal to ratify the selection of Wheeler Wasoff, P.C. as independent certified accountants for the fiscal year ending December 31, 1999 was approved with a total of 1,474,565 shares voting in favor, 25,000 voting against and 13,130 shares being withheld.


Item 5. Other Information
        -----------------

     None.


Item 6. Exhibits And Reports On Form 8-K.
        ---------------------------------

     (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:

               27.  Financial Data Schedule

     (b) During the quarter ended June 30,1998, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities And Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMERIVEST PROPERTIES INC.


August 16, 1999
                                              By: /s/ James F. Etter
                                              ----------------------
                                              James F. Etter, President and
                                              Principal  Financial Officer