Form 10QSB
period 1999-09-30
AMERIVEST PROPERTIES INC
filed 1999-11-15
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1999.

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
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   No.)


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

As of November 12, 1999 the Registrant had outstanding 2,228,850 shares of common stock, per value $.001.

Transitional Small Business Disclosure Format (check one):
Yes    No X

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999



                                Table of Contents
                                -----------------

                                                                        Page No.
Part I

Item 1.    Financial Statements
               Balance Sheets as of December 31, 1998 and
                  September 30, 1999                                       3
               Statements of Operations for the Three Month and
                  Nine Months Ended September 30, 1998 and 1999            4
               Statements of Cash Flows for the Nine Months Ended
                  September 30, 1998 and 1999                              5
               Notes to Financial Statements                               6


Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7



Part II


Item 6.    Exhibits and Reports on Form 8-K                                9


                     AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                        December 31,    September 30,
                                                            1998            1999
                                                        ------------    ------------
                            ASSETS                                       (Unaudited)

ASSETS
  Investment in real estate
    Land                                                $  4,745,754    $  6,325,104
    Buildings and improvements                            22,363,656      28,721,814
    Furniture, fixtures and equipment                        284,993         318,770
    Tenant improvements                                      541,058         612,103
      Less accumulated depreciation and amoritization     (5,837,264)     (6,583,790)
                                                        ------------    ------------
         Net Investment in Real Estate                    22,098,197      29,394,001

    Cash and cash equivalents                                441,316         511,977
    Tenant accounts receivable                                48,615          66,682
    Deferred financing costs, net                            624,917         588,107
    Prepaid expenses and other assets                        501,889         545,262
                                                        ------------    ------------

                                                        $ 23,714,934    $ 31,106,029
                                                        ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Mortgage loans payable                              $ 18,861,599    $ 23,913,756
    Accounts payable and accrued expenses                    121,327         194,722
    Accrued interest                                         108,810         149,969
    Accrued real estate taxes                                558,745         546,473
    Prepaid rents and security deposits                      214,912         342,817
    Dividends payable                                        199,052         267,462
                                                        ------------    ------------

      Total Liabilities                                   20,064,445      25,415,199
                                                        ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value
     Authorized - 5,000,000 shares
     Issued and outstanding - none                              --              --
  Common stock, $.001 par value
     Authorized - 15,000,000 shares
     Issued and outstanding - 1,658,770 shares (1998)          1,659           2,229
     and 2,228,850 shares (1999)
  Capital in excess of par value                           5,607,725       8,179,723
  Distribution in excess of accumulated earnings          (1,958,895)     (2,491,122)
                                                        ------------    ------------

       Total Stockholders' Equity                          3,650,489       5,690,830
                                                        ------------    ------------

                                                        $ 23,714,934    $ 31,106,029
                                                        ============    ============



                       AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                          Consolidated Statement of Operations


                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                  -------------------          ------------------
                                                  1998           1999          1998          1999
                                                  ----           ----          ----          ----
                                                      (Unaudited)                  (Unaudited)
REAL ESTATE OPERATING REVENUE
    Rental revenue
      Commercial Properties                   $   800,756    $ 1,294,684   $ 1,461,757    $ 3,254,198
      Storage Properties                          368,732        377,343     1,089,870      1,057,981
                                              -----------    -----------   -----------    -----------
                                                1,169,488      1,672,027     2,551,627      4,312,179
                                              -----------    -----------   -----------    -----------
REAL ESTATE OPERATING EXPENSES
   Property operating expenses
     Operating expenses                           303,286        409,108       605,377      1,002,394
     Real estate taxes                            120,343        163,429       269,946        430,488
     Management fees                               60,465         39,464       135,957         83,688
  General and administrative                      113,511        274,742       310,820        704,112
  Interest                                        309,603        464,571       666,130      1,185,215
  Expenses associated with debt refinancing       337,000           --         337,000           --
  Depreciation and amortization                   236,790        293,908       531,544        782,102
                                              -----------    -----------   -----------    -----------
                                                1,480,998      1,645,222     2,856,774      4,187,999
                                              -----------    -----------   -----------    -----------
OTHER INCOME
  Interest income                                     898          3,784         2,640          9,160
                                              -----------    -----------   -----------    -----------

NET (LOSS) INCOME                             $  (310,612)   $    30,589   $  (305,147)   $   133,340
                                              ===========    ===========   ===========    ===========


NET (LOSS) INCOME PER COMMON SHARE            $     (0.19)   $      0.02   $     (0.20)   $      0.08
                                              ===========    ===========   ===========    ===========

NET (LOSS) INCOME PER COMMON SHARE
ASSUMING DILUTION                             $     (0.19)   $      0.02   $     (0.20)   $      0.08
                                              ===========    ===========   ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                              1,618,703      1,988,202     1,498,281      1,768,581
                                              ===========    ===========   ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING ASSUMING DILUTION            1,618,703      1,992,702     1,498,281      1,773,081
                                              ===========    ===========   ===========    ===========


                                                4


                      AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                 Nine Months Ended
                                                                    September 30,
                                                                --------------------
                                                                1998            1999
                                                                ----            ----
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss) Income                                        $   (302,507)   $    133,340
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities
    Depreciation and amortization                               531,544         782,102
    Write off of loan fees                                       33,348
    Other                                                                        16,203
  Changes in assets and liabilities
    (Increase) in receivables                                  (113,317)        (18,067)
    (Increase) in prepaids                                     (404,458)        (44,488)
    Increase in accounts payable                                161,132           1,158
    Increase in accruals                                        146,338         297,439
                                                           ------------    ------------

  Net cash provided by operating activities                      52,080       1,167,687
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to investments in real estate                    (8,297,923)       (283,612)
  Proceeds from sale of vacant land                                --            54,997
                                                           ------------    ------------

  Net cash (used) by investing activities                    (8,297,923)       (228,615)
                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short term borrowings                           980,000
  Repayments of short term borrowings                        (1,130,000)
  Proceeds from mortgage loans                               15,700,000
  Payments on mortgage loans                                 (6,137,216)       (202,844)
  (Increase) in loan costs                                     (551,537)
  Dividends paid                                               (483,354)       (665,567)
                                                           ------------    ------------

  Net cash provided (used) by financing activities            8,377,893        (868,411)
                                                           ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       132,050          70,661

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                            99,334         441,316
                                                           ------------    ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                            $    231,384    $    511,977
                                                           ============    ============





                            AMERIVEST PROPERTIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


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

     The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Subsequent Events
-----------------

     On November 1, 1999, the Company entered into a contract to sell its industrial warehouse building in Denver, Colorado for $2,070,000. This sale is expected to close on December 15, 1999 and the preliminary expected gain on this sale is approximately $750,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB and elsewhere. These financial statements present the operations of the Company prior, and subsequent to, the Company's acquisitions in June 1998, July 1998, August 1998 and July 1999.


                              Results Of Operations
                              ---------------------

Three Months Ended September 30, 1999, Compared With Three Months Ended September 30, 1998.
--------------------------------------------------------------------------------

     The Company's results of operations for the three months ended September 30, 1999 include 25 operating properties, whereas the September 30, 1998 results of operations include 24 operating properties. Revenues for third quarter 1999 increased approximately $500,000, and operating expenses, real estate taxes, general and administrative, interest, and depreciation and amortization increased approximately $106,000, $43,000, $161,000, $155,000 and $57,000
respectively, for a total increase of $522,000 as compared with September 30, 1998. These increases resulted primarily from inclusion of the operations of the four bank office buildings acquired in August 1998, for the full period, and the Keystone Property which was acquired effective July 1, 1999. Management fees decreased by approximately $21,000 due primarily to bringing the property management and accounting functions in house on January 1, 1999. The $337,000 one-time charge in 1998 for a debt prepayment penalty, as part of the Company s debt restructuring, did not recur in 1999. The Company also had interest income of $3,784 for the 1999 period, as compared with $898 for the 1998 period, primarily as a result of investment funds being held for working capital.

     The net income for the three months ended September 30, 1999 was $30,589, or $.02 per share, as compared to a net loss of $(310,612), or $(.19) per share, for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999, Compared With Nine Months Ended September 30, 1998.
--------------------------------------------------------------------------------

     The Company's results of operations for the nine months ended September 30, 1999 include 25 operating properties for the last three months of this period, whereas the September 30, 1998 results of operations include 24 operating properties. Revenues for 1999 increased approximately $1,760,500, and operating expenses, real estate taxes, general and administrative, interest, and depreciation and amortization increased approximately $397,000, $160,500, $393,000, $519,000 and $251,000 respectively, for a total increase of $1,720,500 as compared with September 30, 1998. These increases resulted primarily from inclusion of the operations of the four bank office buildings acquired in August 1998, for the full period, and the Keystone Property which was acquired effective July 1, 1999. Management fees decreased by approximately $52,000 due primarily to bringing the property management and accounting functions in house on January 1, 1999. The $337,000 one-time charge in 1998 for a debt prepayment penalty, as part of the Company's debt restructuring, did not recur in 1999. The Company also had interest income of $9,160 for the 1999 period, as compared with $2,640 for the 1998 period, primarily as a result of investment funds being held for working capital.

     The net income for the nine months ended September 30, 1999 was $133,340 or $0.08 per share, as compared with a net loss of $(302,507), or $(0.20) per share, for the nine months ended September 30, 1998.


              Financial Condition, Liquidity And Capital Resources
              ----------------------------------------------------

     On August 12, 1999 the Company completed the acquisition of three office buildings, Keystone Office Park (Keystone Property), a commercial office property consisting of three office buildings in Indianapolis, Indiana. The effective date of this transfer was July 1, 1999. The Keystone Property contains an aggregate of approximately 95,836 square feet. The purchase price for Keystone Property was $7,944,000, which was paid by assuming approximately $5,255,000 of existing debt and $116,400 of related escrow balances on the properties and issuing approximately 541,600 shares of the Company's common stock at the rate of $4.75 per share. In conjunction with the assumption of the Debt, the Company also assumed the obligations and liabilities of the original guarantors of the Debt with an indemnification back for any obligations and liabilities accruing prior to the acquisition.

     The Company sold two vacant lots adjacent to its bank buildings in Texas with aggregate cash proceeds of approximately $55,000.

     From December 31, 1998 to September 30, 1999, net investment in real estate increased approximately $7,296,000. This increase was due to the acquisition of the Keystone Property less the sale of the two lots described above and normal depreciation.

     Tenants accounts receivable increased approximately $18,000 due to normal fluctuation in the collections cycle. Deferred financing costs decreased by approximately $37,000 as a result of normal amortization. Prepaid expenses and other assets increased by approximately $43,400 due primarily to normal fluctuations in tax, maintenance and insurance escrow reserves, and the acquisition of Keystone Property.

     Mortgage Property loans payable increased by approximately $5,052,000 due primarily to the acquisition of the Keystone Property.

     Accounts payable and accrued expenses increased by approximately $73,400 during the period, all of which resulted from timing differences in the course of normal operations and the addition of the Keystone Property. Accrued real estate taxes decreased approximately $12,000 as a result of the normal tax payment cycle. Accrued interest, prepaid rents and security deposits increased in total by approximately $169,000. This increase was primarily the result of the addition of the Keystone Property.

     At September 30, 1999, the Company had approximately $512,000 of cash and cash equivalents, including approximately $267,500 of cash to be utilized for a stockholder dividend distribution which was paid on October 15, 1999.

     The Company desires to acquire additional properties and, in order to do so, it will need to raise additional equity capital, and perhaps also additional debt capital. The Company also intends to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of dividends paid to stockholders.

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

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. See the Company's Annual Report on Form 10-KSB for additional statements concerning important factors, including occupancy and rental rates, operating costs, interest rates, maintenance and construction costs, that could cause actual results to differ materially from the Company's expectations.


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------


     (A) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:

               27.  Financial Data Schedule

     (B) During the quarter ended September 30, 1999, the registrant filed a Current Report on Form 8-K reporting an event occurring on August 12, 1999, which was filed on August 12, 1999. These Current Reports on Form 8-K concerned the Registrant's acquisition of the Keystone Property during the quarter ended September 30, 1999.




                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMERIVEST PROPERTIES INC.

November 15, 1999

                                                By: /s/ James F. Etter
                                                ----------------------
                                                James F. Etter, President and
                                                Principal Financial Officer