Form 10QSB/A
period 1999-03-31
AMERIVEST PROPERTIES INC
filed 2000-02-29
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A1


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

         Commission file number 1-14462

                            AmeriVest Properties Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter.)


             Maryland                                         84-1240264
             --------                                         ----------
  (State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)


1800 Glenarm Place  Suite 500
Denver, Colorado                                                 80202
---------------------------------                              --------
                                                              (Zip Code)

                                 (303) 297-1800
                 ----------------------------------------------
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
                                                                     ============             ============

                                            3

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                              March 31,
                                                        1998            1999
                                                     ----------       ----------
REAL ESTATE OPERATING REVENUE
    Rental revenue
        Commercial properties                        $  336,409       $1,001,102
        Storage properties                              361,896          327,702
                                                     ----------       ----------
                                                        698,305        1,328,804
                                                     ----------       ----------

REAL ESTATE OPERATING EXPENSES
    Property operating expenses
        Operating expenses                              154,119          334,041
        Real estate taxes                                74,543          139,645
        Management fees                                  38,679           22,098
        General and administrative                      104,798          153,918
    Interest                                            176,726          363,564
    Depreciation and amortization                       147,702          243,781
                                                     ----------       ----------

                                                        696,567        1,257,047
                                                     ----------       ----------

NET INCOME                                           $    1,738       $   71,757
                                                     ==========       ==========

NET INCOME PER COMMON SHARE                          $     .001       $     .043
                                                     ==========       ==========

NET INCOME PER COMMON SHARE
    ASSUMING DILUTION                                $     .001       $     .043
                                                     ==========       ==========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                       1,438,070        1,658,770
                                                     ==========       ==========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ASSUMING DILUTION                     1,443,070        1,662,520
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

                              Results Of Operations
                              ---------------------

Three  Months  Ended March 31, 1999  Compared  With Three Months Ended March 31,
1998.
--------------------------------------------------------------------------------

     The Company's results of operations for the three months ended March 31, 1999 include 24 operating properties, whereas the March 31, 1998 results of operations include nine operating properties. Revenues for first quarter 1999 increased approximately $630,500, and operating expenses, real estate taxes, general and administrative, interest, and depreciation and amortization increased approximately $179,900, $65,100, $49,100, $186,800 and $96,100,
respectively. All increases resulted primarily from inclusion of the operations of the 15 new properties since last year, except for general and administrative expenses which also include additional costs of administrative personnel, of approximately $20,000. The management fees decreased approximately $16,600 for the quarter due to the change in 1999 of directly managing six of the properties as opposed to contracting a third party management company to oversee the day to day operations

     The net income for the three months ended March 31, 1999 was $71,757, or $.04 per share, as compared to $1,738, or $.00 per share, for the three months ended March 31, 1998.

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

                                       AMERIVEST PROPERTIES INC.



Date:    February 28, 2000             By: /s/ James F. Etter
                                           -------------------------------------
                                               James F. Etter, President



Date:    February 28, 2000             By:  /s/ D. Scott Ikenberry
                                            ------------------------------------
                                                D. Scott Ikenberry
                                                Chief Financial Officer
                                               (Principal Financial Officer)