Form 10QSB/A
period 1999-06-30
AMERIVEST PROPERTIES INC
filed 2000-02-29
CIK 927102

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

          Commission file number 1-14462

                            AmeriVest Properties Inc.
                            -------------------------
       (Exact name of small business issuer as specified in its charter.)


           Maryland                                       84-1240264
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1800 Glenarm Place  Suite 500
Denver, Colorado                                            80202
-----------------------------                               -----
                                                          (Zip Code)
                                 (303) 297-1800
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    X    No
                                                               -----     -----

As of August 12, 1999 the Registrant had outstanding 2,228,850 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

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



                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       ASSETS
                                                         December 31,     June 30,
                                                            1998            1999
                                                         -----------    -----------
                                                                         (Unaudited)
ASSETS
  Investment in real estate
   Land                                                 $  4,745,754    $  4,745,754
   Buildings and improvements                             22,363,656      22,390,354
   Furniture, fixtures and equipment                         284,993         314,882
   Tenant improvements                                       541,058         573,063
     Less accumulated depreciation and amortization       (5,837,264)     (6,301,983)
                                                        ------------    ------------

        Net Investment in Real Estate                     22,098,197      21,722,070

  Cash and cash equivalents                                  441,316         371,194
  Tenant accounts receivable                                  48,615          48,222
  Deferred financing costs, net                              624,917         600,060
  Prepaid expenses and other assets                          501,889         426,379
                                                        ------------    ------------

                                                        $ 23,714,934    $ 23,167,925
                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Mortgage loans payable                               $ 18,861,599    $ 18,742,791
   Accounts payable and accrued expenses                     121,327         184,313
   Accrued interest                                          108,810         111,820
   Accrued real estate taxes                                 558,745         266,951
   Prepaid rents and security deposits                       214,912         308,181
   Dividends payable                                         199,052         199,052
                                                        ------------    ------------

     Total Liabilities                                    20,064,445      19,813,108
                                                        ------------    ------------

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
                                                        ============    ============

                                       3


                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                             -----------------         ----------------
                                             1998         1999         1998        1999
                                             ----         ----         ----        ----
                                                (unaudited)               (unaudited)
REAL ESTATE OPERATING REVENUE
   Rental revenue
     Commercial properties                $  324,592   $  958,412   $  661,001   $1,959,514
     Storage properties                      359,242      352,936      721,138      680,638
                                          ----------   ----------   ----------   ----------
                                             683,834    1,311,348    1,382,139    2,640,152
                                          ----------   ----------   ----------   ----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
     Operating expenses                      147,972      375,255      302,091      709,296
     Real estate taxes                        75,060      127,414      149,603      267,059
     Management fees                          36,813       22,126       75,491       44,224
   General and administrative                 92,416      157,318      197,309      311,236
   Interest                                  179,801      357,080      356,527      720,644
   Depreciation and amortization             147,052      246,537      294,755      490,318
                                          ----------   ----------   ----------   ----------

                                             679,114    1,285,730    1,375,776    2,542,777
                                          ----------   ----------   ----------   ----------

OTHER INCOME
   Interest income                             1,647        5,376        1,742        5,376
                                          ----------   ----------   ----------   ----------

NET INCOME                                $    6,367   $   30,994   $    8,105   $  102,751
                                          ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE               $      .00   $      .02   $      .01   $      .06
                                          ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE
   ASSUMING DILUTION                      $      .00   $      .02   $      .01   $      .06
                                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                      1,438,110    1,658,770    1,438,110    1,658,770
                                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING ASSUMING DILUTION    1,443,110    1,664,145    1,443,110    1,664,145
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
                                                     ===========    ===========

                            AMERIVEST PROPERTIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999


General
-------

     The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

                              Results Of Operations
                              ---------------------

Three  Months  Ended June 30,  1999,  Compared  With Three Months Ended June 30,
1998.
--------------------------------------------------------------------------------

     The Company's results of operations for the three months ended June 30, 1999 include 24 operating properties, whereas the June 30, 1998 results of operations include nine operating properties. Revenues for second quarter 1999 increased approximately $627,500, and operating expenses, real estate taxes, general and administrative, interest, and depreciation and amortization increased approximately $227,300, $52,400, $64,900, $177,300 and $99,500
respectively, for a total increase of $621,400 as compared with June 30, 1998. All increases resulted primarily from inclusion of the operations of eleven new properties as of July 1, 1998 and 4 new properties as of August 18, 1998. The Company also had interest income of $5,400 for the 1999 period, as compared with $1,700 for the 1998 period, primarily as a result of investment funds being held for working capital.

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

Six Months Ended June 30, 1999, Compared With Six Months Ended June 30, 1998.
-----------------------------------------------------------------------------

     The Company's results of operations for the six months ended June 30, 1999 include 24 operating properties, whereas the June 30, 1998 results of operations include nine operating properties. Revenues for 1999 increased approximately $1,258,000, and operating expenses, real estate taxes, general and administrative, interest, and depreciation and amortization increased approximately $407,200, $117,500, $113,900, $364,100 and $195,600 respectively, for a total increase of $1,198,400 as compared with June 30, 1998. All increases resulted primarily from inclusion of the operations of eleven new properties as of July 1, 1998 and 4 new properties as of August 18, 1998. The Company also had interest income of $5,400 for the 1999 period, as compared with $1,700 for the 1998 period, primarily as a result of investment funds being held for working capital.

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


Item 5. Other Information
        -----------------

     None.


Item 6. Exhibits And Reports On Form 8-K.
        ---------------------------------

    (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:

              27.  Financial Data Schedule

    (b) During the quarter ended June 30, 1998, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities And Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERIVEST PROPERTIES INC.



Date:    February 28, 2000                By: /s/ James F. Etter
     ---------------------                    ----------------------------------
                                                  James F. Etter, President



Date:    February 28, 2000                By: /s/ D. Scott Ikenberry
     ----------------------                  -----------------------------------
                                                  D. Scott Ikenberry
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)