Form 10QSB/A
period 1999-09-30
AMERIVEST PROPERTIES INC
filed 2000-02-29
CIK 927102

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

         Commission file number 1-14462

                            AmeriVest Properties Inc.
                            -------------------------
       (Exact name of small business issuer as specified in its charter.)


            Maryland                                         84-1240264
            --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


1800 Glenarm Place  Suite 500
Denver, Colorado                                                80202
-----------------------------                                  --------
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

As of November 12, 1999 the Registrant had outstanding 2,228,850 shares of common stock, par value $.001.

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
                                                        ============    ============



                       AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                          Consolidated Statement of Operations


                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                  -------------------          ------------------
                                                  1998           1999          1998          1999
                                                  ----           ----          ----          ----
                                                      (Unaudited)                  (Unaudited)
REAL ESTATE OPERATING REVENUE
    Rental revenue
      Commercial Properties                   $   800,756    $ 1,294,684   $ 1,461,757    $ 3,254,198
      Storage Properties                          368,732        377,343     1,089,870      1,057,981
                                              -----------    -----------   -----------    -----------
                                                1,169,488      1,672,027     2,551,627      4,312,179
                                              -----------    -----------   -----------    -----------
REAL ESTATE OPERATING EXPENSES
   Property operating expenses
     Operating expenses                           303,286        493,477       605,377      1,202,773
     Real estate taxes                            120,343        163,429       269,946        430,488
     Management fees                               60,465         39,464       135,957         83,688
  General and administrative                      113,511        192,497       310,820        503,773
  Interest                                        309,603        464,571       666,130      1,185,215
  Expenses associated with debt refinancing       337,000           --         337,000           --
  Depreciation and amortization                   236,790        293,908       531,544        782,102
                                              -----------    -----------   -----------    -----------
                                                1,480,998      1,645,222     2,856,774      4,187,999
                                              -----------    -----------   -----------    -----------
OTHER INCOME
  Interest income                                     898          3,784         2,640          9,160
                                              -----------    -----------   -----------    -----------

NET (LOSS) INCOME                             $  (310,612)   $    30,589   $  (305,147)   $   133,340
                                              ===========    ===========   ===========    ===========


NET (LOSS) INCOME PER COMMON SHARE            $     (0.19)   $      0.02   $     (0.20)   $      0.08
                                              ===========    ===========   ===========    ===========

NET (LOSS) INCOME PER COMMON SHARE
ASSUMING DILUTION                             $     (0.19)   $      0.02   $     (0.20)   $      0.08
                                              ===========    ===========   ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                              1,618,703      1,988,202     1,498,281      1,768,581
                                              ===========    ===========   ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING ASSUMING DILUTION            1,618,703      1,992,702     1,498,281      1,773,081
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


                              Results Of Operations
                              ---------------------

Three Months Ended September 30, 1999, Compared With Three Months Ended September 30, 1998.
--------------------------------------------------------------------------------

     The Company's results of operations for the three months ended September 30, 1999 include 25 operating properties, whereas the September 30, 1998 results of operations include 24 operating properties. Revenues for third quarter 1999 increased approximately $500,000, and operating expenses, real estate taxes, general and administrative, interest, and depreciation and amortization increased approximately $190,200, $43,000, $79,000, $155,000 and $57,000
respectively, for a total increase of $522,000 as compared with September 30, 1998. These increases resulted primarily from inclusion of the operations of the four bank office buildings acquired in August 1998, for the full period, and the Keystone Property which was acquired effective July 1, 1999. Management fees decreased by approximately $21,000 due primarily to bringing the property management and accounting functions in house on January 1, 1999. The $337,000 one-time charge in 1998 for a debt prepayment penalty, as part of the Company s debt restructuring, did not recur in 1999. The Company also had interest income of $3,784 for the 1999 period, as compared with $898 for the 1998 period, primarily as a result of investment funds being held for working capital.

     The net income for the three months ended September 30, 1999 was $30,589, or $.02 per share, as compared to a net loss of $(310,612), or $(.19) per share, for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999, Compared With Nine Months Ended September 30, 1998.
--------------------------------------------------------------------------------

     The Company's results of operations for the nine months ended September 30, 1999 include 25 operating properties for the last three months of this period, whereas the September 30, 1998 results of operations include 24 operating properties. Revenues for 1999 increased approximately $1,760,500, and operating expenses, real estate taxes, general and administrative, interest, and depreciation and amortization increased approximately $597,400, $160,500, $192,900, $519,000 and $251,000 respectively, for a total increase of $1,720,500 as compared with September 30, 1998. These increases resulted primarily from inclusion of the operations of the four bank office buildings acquired in August 1998, for the full period, and the Keystone Property which was acquired effective July 1, 1999. Management fees decreased by approximately $52,000 due primarily to bringing the property management and accounting functions in house on January 1, 1999. The $337,000 one-time charge in 1998 for a debt prepayment penalty, as part of the Company's debt restructuring, did not recur in 1999. The Company also had interest income of $9,160 for the 1999 period, as compared with $2,640 for the 1998 period, primarily as a result of investment funds being held for working capital.

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

                                          AMERIVEST PROPERTIES INC.


Date:    February 28, 2000                By: /s/ James F. Etter
     ----------------------                  ------------------------
                                                  James F. Etter, President



Date:    February 28, 2000                By: /s/ D. Scott Ikenberry
     ----------------------                  ----------------------------
                                                  D. Scott Ikenberry
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)