Form 10KSB
period 1999-12-31
AMERIVEST PROPERTIES INC
filed 2000-03-30
CIK 927102

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

    [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-14462

                            AmeriVest Properties Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Maryland                                             84-1240264
          --------                                             ----------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     1800 Glenarm Place, Suite 500, Denver, Colorado               80202
     -----------------------------------------------               -----
         (Address of principal executive offices)                (Zip Code)

Issuer's telephone number  (303) 297-1800

         Securities registered under Section 12(b) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                 Title of class

         Securities registered under Section 12(g) of the Exchange Act:

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                 Title of class

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were: $5,976,757

     The aggregate market value of the issuer's voting common stock held by non-affiliates of the issuer as of March 22, 2000 was $8,259,000 (computed on the basis of $4.25 per share which was the reported closing sale price of the issuer's common stock on the American Stock Exchange on March 22, 2000). Without asserting that any director or executive officer of the issuer is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of the issuer's common stock as of March 22, 2000 was 2,228,850.

     Transitional Small Business Disclosure Format (check one): Yes No X

                                     PART I

ITEMS 1. and 2.  DESCRIPTION OF BUSINESS AND PROPERTY

Overview

     AmeriVest Properties Inc. was incorporated in 1993 in the State of Delaware and was reincorporated in 1999 in the State of Maryland. We operate and intend to continue to operate in a manner so that we qualify as real estate investment trust ("REIT"). Through our subsidiaries, we own a variety of income-producing properties, including 20 office properties and four self-storage buildings.

     All properties are managed under an agreement with Sheridan Realty Advisors, which also manages our day-to-day operations and assists and advises our Board on real estate acquisitions and investment opportunities. Sheridan Realty Advisors receives an administrative fee and a property management and accounting fee for these services. Our agreement with Sheridan Realty Advisors provides that the costs to be paid for these services to Sheridan Realty Advisors in fiscal year 2000 will be no greater than the costs incurred by us for providing these services ourselves or in obtaining them from outside sources in fiscal year 1999. In addition, Sheridan Realty Advisors will receive incentive compensation in the form of five-year warrants to purchase our common stock at $5 per share and an advisory fee based on new real property acquisitions. Issuance of the incentive warrants is subject to stockholder approval, which will be requested at our next Annual Meeting of stockholders.

     Since 1999, we have refocused our efforts on becoming the only office REIT to specialize on multi-tenant office buildings with an average tenant size of between 2,500 and 3,000 square feet in selected markets. Since 1990, the principals of Sheridan have operated almost exclusively in this property type and we believe focusing our efforts on these properties will generate better returns to our stockholders than investing in office buildings without this focus.

     In November 1996, we sold an aggregate of 1,098,870 shares of common stock and 549,435 common stock purchase warrants in our initial public offering. The aggregate gross proceeds from the offering were approximately $5.5 million and the net proceeds to us were approximately $4.5 million.

     On December 13, 1999, we sold our industrial office and showroom building in Denver, Colorado for $2.1 million, resulting in a gain on the sale of the property of $720,000. We intend to reinvest the proceeds from this transaction in a tax-deferred exchange under Section 1031 of the Internal Revenue Code during 2000 and do not presently intend to distribute any portion of the gain to stockholders.

     On August 12, 1999, we completed the acquisition of three office buildings, known as the Keystone Buildings, located in suburban Indianapolis, Indiana. The Keystone Buildings contain a total of 95,836 square feet of rentable space. The total purchase price for the Keystone Buildings was $7,944,000, which we paid by assuming approximately $5,255,000 of existing debt and $116,400 of related escrow balances on the properties and issuing 541,593 shares of our common stock at the rate of $4.75 per share. We are required to issue additional shares if the weighted average trading price for our common stock is not at least $4.75 per share for the 15 trading days preceding the first anniversary of the acquisition of the Keystone Buildings. In conjunction with the assumption of the debt, we also agreed to indemnify the original guarantors of certain environmental indemnities and other obligations in connection with this debt.

     Our headquarters are located at 1800 Glenarm Place, Suite 500, Denver, Colorado 80202. Its telephone number is (303) 297-1800.

Proposed Purchase Of Panorama Property

     On February 24, 2000, we entered into an Agreement of Sale to purchase approximately six acres of land in Arapahoe County, Colorado containing a three-story office building with approximately 60,000 square feet for $5.9 million. The site improvements include parking for approximately 277 cars, exterior lighting and landscaping and a small waterfall and pond at the main entrance. The building was constructed in 1983 and contains fully built-out office space, common areas with a building conference room and a mechanical basement area which contains the air conditioning and heating system for the building.

     The transaction is subject to normal due diligence and title review and is expected to close during the second quarter of 2000. The acquisition will be completed using approximately $510,000 of funds being held in escrow as part of the "1031 Exchange" from the sale of the Broadway Property, proceeds from our offering of common stock and common stock purchase warrants, and mortgage financing.

     Since 1993, this building has been used as a corporate office by its current owner who will lease approximately 10,000 square feet for two years from the closing date. The building has been 100% occupied as a corporate office until now. We expect the occupancy to be approximately 16% as of the closing date and we intend to begin to actively market the property to tenants immediately upon closing.

     The property is located in a suburban business park where there is substantial competition from existing buildings, many of which are newer than this property. Carr America, a large office building owner, owns several properties nearby and will compete directly with the subject property. Sheridan Plaza at Inverness, LLC, an affiliate of Sheridan Realty Advisors, our advisor, owns two Class A office buildings aggregating 118,000 square feet that are located within three miles of Panorama. Sheridan Plaza is almost 100% leased so we do not believe it will be competitive with Panorama.

     Upon acquisition, we intend to make significant capital improvements to the Panorama Property, including refurbishment of the exterior, parking lot, landscaping, common areas, restrooms, elevators, signage and conference rooms. Upon closing, we will begin to actively market the building to tenants in our target market. We intend to hold the property for income purposes.

     There is a vacant building pad on the property where we may be able to build an additional building of up to 40,000 square feet. We will not proceed with any development, however, until such time as we have substantially leased the existing building and completed a development plan and feasibility analysis regarding the proposed development.

Description Of Properties

     At December 31, 1999, we owned and operated 24 properties in Texas, Colorado, Indiana and Wisconsin. The following table illustrates the geographic distribution of our property portfolio as of December 31, 1999 by square footage and also contains a summary of some of the operating information applicable to each property:

                                                                                  Percentage
                                                 Year           Rentable           Occupancy       Annual Rent
Location                        Type           Acquired      Sq. Footage (1)      At 12/31/99       Per Sq. Ft.
--------                        ----           --------      ---------------      -----------       -----------

     OFFICE PROPERTIES
Indianapolis, IN               Office            1999              95,836               99.2          $14.77
Appleton, WI                   Office            1996              54,871               92.5          $15.94
Arlington, TX                 Office(1)          1998              36,326               63.0          $10.30
Paris, TX                     Office(1)          1998              33,312              100.0           $6.16
Marshall, TX                  Office(1)          1998              24,647              100.0           $6.89
Amarillo, TX                  Office(1)          1998              23,778              100.0           $7.65
Mineral Wells, TX             Office(2)          1998              18,314               98.6          $14.48
El Paso, TX                   Office(1)          1997              17,913              100.0           $6.72
Belleville, TX                Office(1)          1998              17,898              100.0           $8.97
Mission, TX                   Office(1)          1998              17,288              100.0           $9.09
Georgetown, TX                Office(2)          1998              15,044              100.0          $16.50
Henderson, TX                 Office(2)          1998              14,623               95.0          $14.62
Odessa, TX                    Office(1)          1998              14,500               33.3          $12.14
Clint, TX                     Office(1)          1998              12,979              100.0           $9.59
Clifton, TX                   Office(2)          1998              12,308              100.0          $14.75
El Paso, TX                   Office(1)          1997               8,208               94.4          $12.61
Lubbock, TX                   Office(1)          1997               8,103              100.0           $7.33
Arvada, CO                     Office            1996               8,000               76.3           $7.59
Temple, TX                    Office(1)          1998               7,360              100.0           $8.61
Hempstead, TX                 Office(1)          1998               7,000              100.0           $9.09
Columbus, TX                  Office(1)          1998               6,574               94.1          $13.59
                                                                  -------
                                                Total:            454,882
                                                                  =======
     SELF-STORAGE FACILITIES
Denver, CO                Self-Storage           1996              72,490               86.7           $5.34
Westminster, CO           Self-Storage           1996              58,938               81.3           $5.79
Thornton, CO              Self-Storage           1996              55,150               87.1           $8.34
Arvada, CO                Self-Storage           1996              37,000               91.9           $6.88
                                                                  -------
                                                Total:            223,578
                                                                  =======

------------
(1)  Buildings leased to the State of Texas. See description below.
(2) Buildings leased approximately 63% to Bank of America. See description below.

     The Keystone Office Buildings and the Giltedge Office Building are our only properties that have a book value in excess of ten percent of the total book value of our assets. The following is a description of these properties.

     Keystone Office Buildings. We acquired the Keystone Office Buildings in Indianapolis, Indiana (the "Keystone Buildings") effective July 1, 1999. The total purchase price was $7,944,000, which we paid by assuming approximately $5,255,000 of existing debt and $116,400 of related escrow balances and issuing 541,593 shares of our common stock at a guaranteed price of $4.75 per share. The Keystone Buildings consist of three two-story multi-tenant office buildings located at 3021, 3077 and 3091 East 98th Street at the intersection of 98th Street and North Keystone Avenue (US 431) in north central Indianapolis,

Indiana. These buildings comprise approximately 95,836 total rentable square feet on approximately 9.041 acres of land with 336 surface parking spaces, plus a 1,596 square foot free-standing maintenance building. The Keystone Buildings were constructed and completed from 1984 to 1986, and Sheridan acquired the Keystone Buildings in 1996.

     The Keystone Buildings are leased to various business entities for general office space purposes. We do not have any plans for major capital improvements for the Keystone Buildings and intend to continue to operate and hold them for income purposes. The Keystone Buildings must compete with several mid-rise office buildings in the area including buildings owned by Duke-Weeks Realty Corp., a dominant owner in the Indianapolis market.

     The occupancy rate for the Keystone Buildings at December 31, 1999 was 99.2% There is one tenant occupying 10% or more of the rentable space of the Keystone Buildings. The principal businesses of this tenant are insurance and financial services. The following is a schedule as of January 1, 2000 of lease expirations for the Keystone Buildings for the next ten years:


    ----------------------------------------------------------------------------------------------------
                                                                                      Percentage of Gross
                   Number of Leases        Total Area of       Annual Revenue of       Rents On Expiring
                   That Will Expire       Expiring Leases       Expiring Leases             Leases
    -----------------------------------------------------------------------------------------------------
    2000                    7                 15,281                $220,653                 15.6%
    -----------------------------------------------------------------------------------------------------
    2001                    9                 34,562                $500,166                 35.3%
    -----------------------------------------------------------------------------------------------------
    2002                   14                 28,364                $436,635                 30.8%
    -----------------------------------------------------------------------------------------------------
    2003                    1                  1,861                $30,707                   2.2%
    -----------------------------------------------------------------------------------------------------
    2004                    3                 15,002                $227,352                 16.1%
    -----------------------------------------------------------------------------------------------------
    2005 and after       None                    0                     0                       0
    -----------------------------------------------------------------------------------------------------

     Giltedge Office Building. The Giltedge Office Building is located at 4321 West College Avenue, Appleton, Wisconsin 54914 and was acquired in 1996 for $2,778,846 in cash and assumption of mortgage debt. It is situated on approximately 3.9 acres, and consists of approximately 55,072 total rentable square feet. We have no plans for major capital improvements for the property and intend to hold the property for income purposes. This property is subject to the following competitive conditions: there are several mid-rise office buildings in the area, but there is no dominant owner or building. The occupancy rates for this property were: 93%, 94%, 96%, 99%, and 97%, in 1999, 1998, 1997,
1996 and 1995, respectively. There are two tenants occupying 10% or more of the rentable space of the property. The principal businesses of these tenants are telecommunications and paper supplies. For the last five fiscal years, the average effective annual rentals per square foot for this property were $15.49, $15.43, $14.64, $14.77 and $14.12, respectively. The following is a schedule of lease expirations for the property for the next ten years:



-------------------------------------------------------------------------------------- ----------------------------
                    Number Of Leases         Total Area Of         Annual Revenue Of      Percentage Of Gross Rents
                    That Will Expire        Expiring Leases         Expiring Leases           On Expiring Leases
-------------------------------------------------------------------------------------- ----------------------------
2000                        7                   22,080                   $329,462                 45.3%
-------------------------------------------------------------------------------------------------------------------
2001                        3                    2,952                   $ 46,015                  6.3%
-------------------------------------------------------------------------------------------------------------------
2002                        6                    8,922                   $128,597                 17.7%
-------------------------------------------------------------------------------------------------------------------
2003                        3                    4,387                   $ 68,694                  9.4%
-------------------------------------------------------------------------------------------------------------------
2004                        2                    2,627                   $ 38,935                  5.4%
-------------------------------------------------------------------------------------------------------------------
2005 and                    1                    9,960                   $115,382                 15.9%
thereafter
-------------------------------------------------------------------------------------------------------------------

Leases with Credit Tenants

     Approximately 46% of our rental income in 1999 came from tenants that we consider to be better than average "credit tenants", including the State of Texas, Bank of America, Ameritech and the FDIC.

     State of Texas Office Building Leases. Fourteen office buildings listed in the above table and annotated with footnote (1) in the above table under "Properties" are leased to the State of Texas with primary lease periods ranging from six months to eight years. Most of the leases grant five multiple renewal option periods of three years to five years at the election of the tenant. The Hempstead, Amarillo, and Paris leases are the only leases that expire without additional option periods, in August 2000, August 2003, and August 2002, respectively.

     Although the leases with the State of Texas regarding the State of Texas Office Buildings each include a specific termination date, the State of Texas may terminate a lease at any time that the legislature of the State of Texas fails to appropriate funds necessary to pay required rents, or federally-funded programs housed in a State of Texas Office Building are discontinued. Prior to terminating the lease, the State of Texas may assign another agency to fill or partially fill the rented space, and the lease would be adjusted accordingly. Despite this risk, we have no information that would lead us to believe that the State of Texas is considering any such terminations.

Bank Building Leases

     Approximately 63% of each of the four buildings annotated with footnote (2) in the above table under "Properties" are leased to Bank of America on a long-term basis, with the primary lease through June 2012. The leases with the Bank of America provide for automatic rent increases every three years at a predetermined rate. They also provide for multiple renewal option periods for Bank of America. The other leases in the Bank Buildings are with smaller tenants and range from one year to three years in length.

Property Improvements

     We currently intend to spend approximately $500,000 for capital improvements (including tenant finish) on the Properties during 2000. These amounts, which are anticipated to be paid from cash flow and/or working capital, are in addition to amounts that will be expended for routine maintenance and repairs.

Mortgages

     Substantially all of our properties are secured by mortgages. The following is a summary of our indebtedness:

                                                         Outstanding Balance At
      Description of Indebtedness                           December 31, 1999
      ---------------------------                           -----------------

Note payable to Anchor Bank. Fixed interest at
7.75%, due in monthly installments of $22,295
based on a 30-year amortization through June 1,
2008 at which time a balloon payment of $2,797,181
is due. This note is secured by a mortgage on the
Giltedge Office Building.                                       $3,157,022

Note payable to GMAC. Fixed interest at 7.15%, due
in monthly installments of $39,401 based on a
25-year amortization through September 1, 2008, at
which time a balloon payment of $4,358,574 is due.
This note is secured by a mortgage on the three
Self-Storage Facilities other than the Arvada,
Colorado facility.                                              $5,403,042

Note payable to 1st National Bank of Arvada.
Interest at the Prime Rate, adjusted quarterly,
due in monthly installments of $8,678, based on a
20-year amortization, through September 14, 2003
at which time a balloon payment of $852,197 is
due. This note is secured by a mortgage on the
Arvada, Colorado Self-Storage Facility.                         $  970,898

Note payable to ORIX Real Estate Capital Markets.
Fixed interest at 7.66%, due in monthly
installments of $42,612 through July 1, 2028. This
note is secured by a mortgage on the State Of
Texas Buildings.                                                $5,927,602

Note payable to Jefferson Pilot. Fixed interest at
9.0%, due in monthly installments of $17,095,
through May 1, 2013. This note is secured by a
mortgage on the Bank Buildings.                                 $1,595,118

Note payable to Arlington Building Partnership
(unsecured). Fixed interest at 8.5%, monthly
payments of interest only, principal balance due
June 15, 2000.                                                  $  192,000

Note payable to Security Life of Denver Insurance
Company. Interest at 8%, due in monthly payments
of principal and interest of $37,626 through May
1, 2022. Lender can call the outstanding balance
due on June 1, 2007, June 1, 2012 or June 1, 2017.
This note is secured by a mortgage on the Keystone
Buildings.                                                      $4,699,128

Note payable to Security Life of Denver Insurance
Company. Interest at 8.63% due in monthly payments
of principal and interest of $4,403 through May 1,
2022. Lender can call the outstanding balance due
on June 1, 2007, June 1, 2012 or June 1, 2017.
This note is secured by a mortgage on the Keystone
Buildings.                                                      $  523,105

TOTAL                                                          $22,467,915
                                                               ===========

Insurance

     We believe that each of our properties is adequately covered by insurance. For a discussion of the treatment of the depreciation of the properties in the financial statements, see "Financial Statements--Notes To Financial Statements".

Competition

     The business of managing, leasing and operating office buildings is very competitive and we compete for tenants with other office buildings, including buildings owned by larger companies with more financial and other resources available to them. The business of operating self-storage facilities also is very competitive and we compete with many larger companies, including national franchisers, with significantly more financial and other resources. We believe that our niche focus on multi-tenant office buildings with smaller average tenant sizes will improve our ability to compete. Competitive conditions relating specifically to the Giltedge and Keystone Office Buildings are described above under "--Description Of Properties".

Employees

     Including the seven employees of Sheridan that spend the majority of their time on our business, we had 28 employees as of March 22, 2000. This includes seven senior executives as well as 21 administrative, support, and property management personnel.

Environmental Matters

     Under various federal, state and local laws and regulations, an owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on that property. These laws often impose such liability regardless of whether the owner caused or knew of the presence of hazardous or toxic substances and regardless of whether the storage of those substances was in violation of a tenant's lease. Furthermore, the costs of remediation or removal of those substances may be substantial, and the presence of hazardous or toxic substances, or the failure to promptly remediate those substances, may adversely affect the owner's ability to sell the property or to borrow money using the property as collateral. In connection with the ownership and operation of the properties, we may be potentially liable for such costs.

     We have obtained an environmental assessment of each of the properties. Based on those assessments, management believes that the properties are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters or that, to the extent that a property is not in compliance, we will not be subject to material liability. In addition, we have not been, nor do we have knowledge that any of the previous owners of the properties have been, notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of the properties. Although we have obtained environmental assessments of the properties, and although we are not aware of any notifications by any governmental authority of any material noncompliance, it is possible that the our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware.

Policies and Objectives With Respect to Certain Activities

     The following is a discussion of our policies with respect to investment, financing and certain other activities. The polices with respect to these activities have been determined by our Board Of Directors and, although the Board currently does not contemplate any changes to these policies, the Board may change these policies without a vote or other approval of stockholders.

     Acquisition, Development And Investment Policies.

     Our business and growth strategies are designed to maximize total return to stockholders over the medium and long term with a niche property-type and geographic focus. Our current policies contemplate the possibility of (1) direct ownership of real estate properties, including ownership through wholly-owned subsidiaries, focusing on office properties with average tenant sizes of between 2,500 and 3,000 square feet, (2) indirect participation in those types of properties through investments in corporations, business trusts, general partnerships, limited partnerships, joint ventures and other legal entities, and
(3) development and acquisition of unimproved property or the acquisition and conversion of existing structures. At the present time, all of our existing and contemplated investments in real estate properties are held through direct ownership as described in (1) above. Generally, we intend to hold our properties for the long term. However, we may sell properties when we believe the economic benefits, including the income tax consequences, to the stockholders warrant such action. In the case of the Self-Storage Facilities and the Giltedge Office Building, there are special income tax considerations that may require us to hold them for 10 years from the date of their purchase, unless we are able to structure a tax-deferred exchange. Our long-term view is to focus on multi-tenant office buildings in select cities and dispose of non-core assets and property types when economically and operationally feasible. See "Risk Factors - Some of our buildings are subject to special income tax considerations."

     Although we have no formal policy as to the allocation of assets among our investments, we generally intend to limit investment in a single property to a maximum of 25% of our total assets. We expect to fund future development and acquisitions utilizing funds from additional indebtedness, future offerings of our securities, sale or exchange of existing properties and retained cash flow. We believe our capital structure is advantageous because it permits us to acquire additional properties by issuing equity securities in whole or in part as consideration for the acquired properties. In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 95% of our REIT taxable income (which does not include net capital gains). This requirement may impair our ability to use retained cash flow for future acquisitions.

     Financing Policies.

     We intend to make additional investments in properties and may incur indebtedness to make those investments or to meet the distribution requirements imposed by the REIT provisions of the Code, to the extent that cash flow from our operations, investments and working capital is insufficient. Additional indebtedness incurred by us may be secured by part or all of our real estate properties. We have no limitation on the number or amount of secured indebtedness or mortgages that may be placed on any one of our properties.

     Secured indebtedness incurred by us may be in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, or financing from banks, institutional investors or other lenders. This indebtedness may be recourse to all or any part of our assets, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by us may be used for refinancing existing indebtedness, for financing development and acquisition of properties, for the payment of dividends and for working capital.

     If the Board determines to raise additional equity capital, the Board has the authority, generally without stockholder approval, to issue additional common stock, preferred stock or other of our capital stock in any manner (and on such terms and for such consideration) as it deems appropriate, including in exchange for property. Existing stockholders have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a stockholder's investment in us.

Strategic Plan

     Focus on Multi-Tenant Office Buildings in Target Growth Cities

     After acquisition of the Keystone Buildings and the addition of two Sheridan principals to our Board, we evaluated our existing real estate portfolio and elected to refocus our efforts on the acquisition and development of multi-tenant office buildings with an average tenant size of between 2,500 and 3,000 square feet in certain select cities. In addition, we elected to pursue the sale of our non-office assets, which at the time included one industrial and four self-storage properties. As of the date of this prospectus, we have completed the sale of our industrial property in Denver, Colorado, and are evaluating the possibilities for sale of our self-storage properties. As discussed under the "Cautionary Statements" set forth below, however, we may be unable to sell our self-storage properties until after 2006.

     The Case for an Office Focus

     We believe the public equity markets for REITs reward a strongly focused strategy and that the office sector receives a relatively higher valuation than do other property types. We believe the reason for this is that the demand for office space has continued to grow as the economy has transitioned from manufacturing to service businesses. We believe that demand will continue in our target markets. Though much has been written recently about the "New Economy" characterized by information technology, in fact this transition to a knowledge-based economy has occurred steadily since the turn of the century. According to Cognetics, Inc., a leading research firm in the area of economic change and new company formation, the percentage of "white collar"/service employment rose from 27% in 1900 to 71% in 1995.

     The Case for Small Tenants

     Within the growing office sector a niche focus on properties with small average tenant sizes is appropriate due to the strongly positive "corporate demographics" of small firms. According to data compiled by Cognetics, there were more than eight million companies in the U.S. economy in 1997. Fully 98% of these firms employ fewer than 100 employees, and this 98% now employs almost 50% of all workers. Assuming each office worker occupies the national average of 150 square feet, most firms require less than 15,000 square feet of office space. In fact, this research further reveals that 90% of all firms employ fewer than 20 employees, indicating an average office space requirement of no more than 3,000 square feet.

     The two frequently cited concerns about the small and mid-sized tenant office market are its perceived high level of credit risk and its management intensity. As explained below, we have found that both these concerns are overstated, and can be addressed by proper staffing and management systems tailored to this tenant base. These perceived risks are higher than the actual risks and hence we believe that they provide an effective barrier to entry for competition and an attractive "expertise-arbitrage" opportunity for us.

     Regarding credit risk, we maintain a high level of credit quality in our largest office buildings through accounting and collection systems that flag any late payments and rigorously impose late payment penalty charges. Eviction action is quickly taken if a tenant does not make timely lease payments. These control systems are centralized in our Denver headquarters, and monitored by an experienced accounting staff with many years of service with Sheridan, our advisor. As Sheridan's management team becomes more familiar with our day-to-day operations, we believe that we can maintain and improve this high level of credit quality in all our properties.

     Our experience has shown that the issue of management intensity is largely a matter of mind-set. Middle market tenants are viewed as problematic primarily because most property managers are accustomed to giving priority to the large users. With our deliberate focus on small to mid-size users, we bring a positive, service-oriented mentality to our tenants.

     Our largest buildings (Keystone and Giltedge) staff an on-site "Tenant Relations Manager" whose job description is to interface regularly with all tenants. There also is a building engineer assigned to this property to deal with physical maintenance. The Tenant Relations Manager, unlike a conventional property manager, does not have responsibility for the physical operation of a building, but rather is solely dedicated to tenant issues, personifies our service-oriented mentality and is available to resolve minor tenant service complaints before they fester into major issues.

     Our Tenant Relations Manager reports directly to a senior manager in the Denver headquarters, providing direct and regular feedback on tenant concerns. We believe that as we acquire additional buildings of a size sufficient to support a Tenant Relations Manager, we will improve our tenant retention rates over those of our competitors. Over time, we believe that smaller tenants actually are less demanding than large tenants, who use their economic leverage not only in initial lease negotiations but throughout their tenancy as well.

     AmeriVest Growth Cities

     Within the niche of multi-tenant properties with smaller average tenant size, we have elected to narrow our focus even further by restricting acquisition or development activities to institutionally-sized product (generally a building or project containing 100,000 square feet, unless adding to an existing metropolitan portfolio) within certain target cities where we hope to build meaningful multi-property portfolios over the short and medium term. In order to employ our management resources in the most efficient manner, these target cities were selected to be within a two-hour travel radius by air from our Denver headquarters. The target cities also had to be large enough in total office square footage to offer the possibility of multiple acquisitions and liquidity in the event of a desired sale and had to have a high concentration of firms of fewer than 20 employees as derived from the Cognetics data discussed previously. Using a minimum of 45 million square feet of total office space (this number includes both single-tenant and multi-tenant properties), and at least 89% of firms under 20 employees, the top ten cities (ranked in order of projected ten-year growth) within our targeted geographic range are as follows:

                           1.        Phoenix
                           2.        Salt Lake City
                           3.        San Francisco
                           4.        San Diego
                           5.        Denver
                           6.        Minneapolis
                           7.        San Antonio
                           8.        Indianapolis
                           9.        Dallas
                           10.       Houston

     The geographic logic of these proposed cities is strong. Sheridan has experience owning and managing properties in both Phoenix and Dallas, as well as its current activities in Denver and Indianapolis. We already have a large existing portfolio of buildings in Texas that will be complemented by a focus on the three largest cities in the state. Interestingly, all ten of our targeted cities score in the upper half of the 1999 edition of the "Momentum Index", developed by the consulting firm of Landauer Real Estate Counselors to measure the quality and sustained growth prospects of the 66 largest office markets nationwide. Initially we intend to focus on the Denver, Phoenix and Indianapolis markets.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

     Forward Looking Statements. This annual report includes "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. All statements other than statements of historical facts included in or incorporated into this annual report regarding our financial position, business strategy, plans and objectives of management for future operations and capital expenditures are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations and assumptions will prove to have been correct.

     Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed below in this annual report. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this annual report are expressly qualified in their entirety by the Cautionary Statements.

     Cautionary Statements. In addition to the other information contained in this annual report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this annual report:

     We face a strong competitive market.

     The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs, for the acquisition, development and operation of properties. Some of these companies are national or regional operators with far greater resources than ours. The presence of these competitors may be a significant impediment to the continuation and development of our business.

     Our debt level may have a negative impact on our income and asset value.

     We have incurred indebtedness in connection with the acquisition of our properties and we may incur new indebtedness in the future in connection with our acquisition, development and operating activities. As a result of our use of debt, we will be subject to the risks normally associated with debt financing. The required payments on mortgages and on other indebtedness are not reduced if the economic performance of any property declines. If any such decline occurs, our ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, that property could be transferred to the mortgagee with a consequent loss of income and asset value.

     Our debt to total capitalization ratio exceeds those normally carried by our competitors and REITs in general. While we believe that our level of leverage is normal for a direct private or institutional investor, our higher leverage levels may make it difficult to obtain any additional financing based on our current portfolio. Our high leverage levels may also adversely affect the market value of our stock if we are perceived as more risky than our peers.

     We may not pay dividends regularly.

     Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations. Although we have done so in the past, we cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future.

     We may incur tax liabilities as a result of failing to qualify as a REIT.

     We believe that we have been organized and operated so as to qualify as a REIT under the Internal Revenue Code. However, we cannot assure that we will continue to be qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. There are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, we cannot predict that legislation, new regulations, administrative interpretations or court decisions will not have a substantial adverse effect with respect to the qualification as a REIT or the federal income tax consequences of that qualification.

     If we are unable to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification was lost. As a result, the funds available for distribution to the shareholders would be reduced for each of the years involved. In addition, we may incur substantial indebtedness or may liquidate substantial investments in order to pay the resulting federal income tax liabilities if differences in timing between the receipt of income and payment of expenses and the inclusion of those amounts in arriving at our taxable income. We may have to borrow in order to make the distributions to our shareholders that are necessary to satisfy the distribution requirements applicable to REITs. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.

     We may have to make distributions to shareholders.

     In order to qualify as a REIT, we generally will be required each year to distribute to our shareholders at least 95% of our REIT taxable income (excluding any net capital gains). In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income plus 95% of our capital gain net income for that year.

     We intend to make distributions to our shareholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. We may have to borrow funds on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax if differences in timing between taxable income and cash available for distribution exist.

     Some of our buildings are subject to special income tax considerations.

     If we sell our self-storage facilities and our Giltedge Office Building less than ten years after their acquisition, we will be required to pay tax at the highest applicable corporate rates on the difference between their fair market value and their adjusted bases at the time of our REIT election. By utilizing a property exchange under Section 1031 of the Internal Revenue Code, we may be able to defer the recognition of gain until after the 10-year period expires in 2006 so that we are not subject to the highest applicable corporate rates. If we are subject to the highest corporate rate, the amount of this tax could be substantial. There is a risk that we would not have sufficient cash available to pay the additional taxes resulting from the lower adjusted bases for these properties. As long as these higher tax liabilities apply, we currently do not intend to sell these properties unless other economic, financial and business consequences of the sale would offset the higher tax liabilities and lead us to believe it would be in our best interests to effect such a sale. The factors we would consider at the time of selling these properties include the price we are able to receive and our ability to defer the taxes through a Section 1031 exchange.

     We may incur tax liabilities if we fail to complete the Section 1031 exchange in connection with the sale of the Broadway property.

     On December 13, 1999, we completed the sale of our industrial office and showroom building in Denver, Colorado for $2.1 million, resulting in a gain on the sale of the property of $720,000. We intend to reinvest the proceeds from this transaction in a tax-deferred exchange under Section 1031 of the Internal Revenue Code during 2000 and do not presently intend to distribute any portion of the gain to stockholders. We entered into an agreement to purchase a property in which we intend to reinvest the proceeds. However, this property will require additional cash beyond the proceeds received from the sale of the Broadway property. If we are unable to close on a qualifying property on or before June 13, 2000 because we were unable to raise sufficient cash in this offering or for any other reason, we will be obligated to distribute to stockholders a portion of the gain. If we do not have sufficient cash to make that distribution, we may have to borrow funds to meet the distribution requirement. If we are unable to meet the distribution requirement, we will be subject to certain penalties and excise taxes as described above.

     Real estate investments are inherently risky.

     Real estate investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income and capital appreciation generated by the properties held by the entity in which the investment is made. If we acquire properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our income and ability to pay dividends to our stockholders will be adversely affected. Income from properties may be adversely affected by the general economic climate, local conditions, the attractiveness of properties to tenants, zoning or other regulatory restrictions, competition from other available storage facilities and office buildings, and our inability to control certain operating costs, including site maintenance, insurance premiums and real estate taxes. Income from properties and real estate values also are affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

     Real estate development is inherently risky.

     Real estate development is subject to other risks, including the following:

     o    the risks of difficult and complicated construction projects,
     o the risks related to the use of contractors and subcontractors to perform all construction activities,
     o the risk of development delays, unanticipated increases in construction costs, environmental issues and regulatory approvals; and
     o financial risks relating to financing and construction loan difficulties.

Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait a few years for a significant cash return. Because we are required to make cash distributions to investors, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow to fund such distributions.

     There is no assurance of tenant occupancy.

     Although the properties currently have favorable occupancy rates, we cannot predict that current tenants will renew their leases upon the expiration of their terms. Alternatively, we cannot predict that current tenants will not attempt to terminate their leases prior to the expiration of their current terms. If this occurs, we may not be able to locate a qualified replacement tenant and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations. Additionally, new properties we may acquire with the proceeds of this Offering may not be fully leased and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased.

     There is limited liquidity in our real estate investments.

     Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions will be limited. We cannot ascertain whether we will be able to dispose of an investment when we find disposition advantageous or necessary or that the sale price of any disposition will recoup or exceed the amount of our investment.

     There is a limited market for the shares of common stock and warrants.

     Historically, there has been an extremely limited public market for our common stock and the warrants issued in connection with our initial public offering in 1996. We cannot guarantee that the market will be sustained or will expand. The prices of the common stock and our publicly traded warrants are highly volatile. Due to the limited trading volume and small capitalization of our common stock and warrants, many investors may not be interested in owning our securities because of the higher risks associated with limited trading volume and small market capitalization such as the inability to sell a substantial block of stock at one time without driving down prices. This could have an adverse effect on the market for our common stock as well as the possibility of developing and sustaining a market for the warrants included in the units. In addition, there is no assurance that an investor will be in a position to borrow funds using our securities as collateral because lenders may be unwilling to accept the pledge of these securities because of the limited market.

     Our equity market capitalization places us at the extreme low end of market capitalization among all REITs. As a result of our small market cap, substantially all of our investors are retail investors. Institutional investors who have traditionally provided support for most REIT shares represent an insignificant percentage of our total ownership. This limits the ability for investors to acquire substantial blocks of our stock. This also places a near-term cap on capital appreciation for our shares if significant stockholders decide to sell.

     Our uninsured and underinsured losses could result in loss of value of properties.

     We maintain comprehensive insurance on each of the properties, including liability, fire and extended coverage. We believe this coverage is of the type and amount customarily obtained for or by an owner on real property assets. We will obtain similar insurance coverage on subsequently acquired properties. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable, as to which our facilities are at risk in their particular locales. Our management will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to requiring appropriate insurance on our investments at a reasonable cost and on suitable terms. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a facility after it has been damaged or destroyed.

     We may suffer environmental liabilities.

     Under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances including, without limitation, asbestos-containing materials that are located on or under the property. These laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of those substances. In connection with our ownership and operation of properties, we may be liable for these costs. Also, our ability to arrange for financing secured by that real property may be adversely affected because of the presence of hazardous or toxic substances or the failure to properly remediate any contamination.

     Non-compliance with the Americans With Disabilities Act could result in fines.

     Under the ADA, all public accommodations are required to meet certain federal requirements related to physical access and use by disabled persons. While we believe that our properties comply in all material respects with these physical requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that we are not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. If we were required to make modifications to comply with the ADA, our ability to make expected distributions to our stockholders could be adversely affected; however, we believe that this effect would be minimal.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any pending legal proceeding (nor is our property the subject of a pending legal proceeding) that we believe would have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the American Stock Exchange under the symbol "AMV" since January 27, 2000. Prior to that time, the common stock traded on the Nasdaq SmallCap Stock Market under the symbol "AMVP". The warrants issued in our initial public offering continue to be traded on the Nasdaq SmallCap Stock Market under the symbol "AMVPW".

     The table below presents the range of high and low sales prices for our common stock and high and low bid and ask prices for our initial public offering warrants during each of the quarters indicated, as reported by the Nasdaq SmallCap Stock Market:

                               Common Stock                  Warrants
                               ------------                  --------
                           High           Low           High         Low
                           ----           ---           ----         ---

March 31, 1998             4.875         4.313          .313          .125

June 30, 1998              4.938         4.625          .188          .125

September 30, 1998         4.720         3.938          .156          .094

December 31, 1998          4.563         3.813          .094          .094

March 31, 1999             4.375         3.500          .094          .031

June 30, 1999              4.750         3.969          .094          .063

September 30, 1999         5.438         4.000          .188          .063

December 31, 1999          4.938         3.750          .094          .031

     On March 22, 2000, the closing sale price for our common stock was $4.25 per share, as reported by the American Stock Exchange.

     Holders. On March 22, 2000, there were 196 holders of record of common stock and 43 holders of record of public traded warrants. Based on information provided by brokers and depositories who hold shares in their names on behalf of others (in "street name"), there were approximately 500 beneficial owners of common stock, as of March 22, 2000.

     Dividends. We paid a dividend of $.12 per share in each quarter of 1999. This represents an annualized rate of $.48 per share. During 1998, we paid $.12 per share during the third and fourth quarters, and a dividend of $.1125 per share during the first and second quarters. We anticipate paying regular quarterly dividends in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

     The following is a discussion and comparison of the financial condition and results of operations of the Company as of and for the years ended December 31, 1999 and 1998. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included elsewhere in this prospectus.

Results of Operations

Comparison of year ended December 31, 1999 with year ended December 31, 1998
----------------------------------------------------------------------------

     The Company acquired the Keystone Buildings effective July 1, 1999 and sold the Broadway Building on December 13, 1999. At December 31, 1999, the Company owned 24 properties. Revenues increased $2,160,588, or 57%, to $5,976,757 for 1999 as compared to $3,816,169 for 1998. The increase in revenues was due primarily to the revenues of the Keystone Buildings being included subsequent to their acquisition in the amount of $710,000 and the revenues for the 15 office buildings acquired in 1998 being included for the entire year, which resulted in an increase of approximately $1,360,000 over 1998. The net gain on the sale of the Broadway Building and the Bank Building vacant land was $720,712.

     Property operations, real estate taxes, general and administrative, interest, depreciation and amortization increased by $680,509, $163,927, $199,126, $610,838 and $330,855, respectively. All of the increases primarily resulted from inclusion of the expenses attributable to the purchase of the Keystone Buildings, subsequent to their purchase, the inclusion of the 15 office buildings acquired during 1998 for a full year in 1999, and additional personnel costs as a result of handling property management and accounting on an in-house basis during 1999. Management fees decreased by $57,538. This was due to a savings of $93,000 by bringing the property management and accounting functions in-house and offset by management fees paid for the Keystone Buildings of $35,500. Interest income increased in 1999 by $11,393 to $15,506 as compared to $4,113 for 1998.

     As a result of the above factors, the Company had a net income of $968,748, or $.51 per share, in 1999 as compared with a net loss of $(317,406), or $(.21) per share, in 1998. Of the $968,748 net income for the year ended December 31, 1999, $720,712, or $.38 per share, relates to a gain on the sale of real estate.

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

     Property operations, real estate taxes, management fees, general and administrative, interest, and depreciation and amortization increased by $396,492, $150,003, $51,373, $46,987, $350,958 and $181,285, respectively. All of the increases primarily resulted from inclusion of the expenses attributable to each of the 1998 Acquired Properties subsequent to their respective acquisition dates and the 1997 Acquired Properties for a full year, as well as increased overhead in additional personnel costs as a result of handling more property management and accounting on an in-house basis rather than paying outside parties to provide these services. The prepayment penalty and other expenses of $321,178 associated with debt refinancing was incurred in 1998 as part of the refinancing of the mortgage on the Self-Storage Facilities, which resulted in decreasing the annual interest rate on the mortgage from 9.9%, to 7.15%. Interest income decreased in 1998 by $32,665 to $4,113 as compared to $36,778 for 1997 as a result of the Company's utilizing most of its cash accounts for acquisition purposes.

     As a result of the above factors, the Company had a net loss of $(317,406), or $(.21) per share, in 1998 as compared with a net loss of $(120,452), or $(.09) per share, in 1997. Of the $(317,406) net loss for the year ended December 31, 1998, $321,178, or $.21 per share, relates to the one-time charge for prepayment penalty and other expenses associated with the early retirement of the mortgage described in the previous paragraph.

     Liquidity and Capital Resources

     From December 31, 1998 to December 31, 1999, net investment in real estate increased approximately $6,000,000. This increase was due to the acquisition of the Keystone Property less the sale of two vacant lots adjacent to our Bank of America buildings in Texas, the sale of the Broadway Building, and normal depreciation.

     On August 12, 1999, the Company completed the acquisition of the three Keystone office buildings in Indianapolis, Indiana. The effective date of this acquisition was July 1, 1999. The Keystone Property contains an aggregate of approximately 95,836 square feet. The purchase price for Keystone Property was $7,944,000, which was paid by assuming approximately $5,255,000 of existing debt and $116,400 of related escrow balances on the properties and issuing approximately 541,600 shares of the Company's common stock at the rate of $4.75 per share. In conjunction with the assumption of the Debt, the Company also assumed the obligations and liabilities of the original guarantors of the Debt with an indemnification back for any obligations and liabilities accruing prior to the acquisition.

     On December 13, 1999, the Company sold the Broadway industrial showroom property for $2.1 million with the proceeds being held in escrow for a tax-deferred exchange under Section 1031 of the Internal Revenue Code.

     On February 24, 2000, the Company signed a contract to purchase a 60,000 square foot office building in Denver, Colorado for $5,900,000. This purchase is anticipated to be completed through the use of proceeds from the sale of the Broadway Building, sale of additional common stock, and additional debt financing. The acquisition is expected to close in the second quarter of fiscal year 2000.

     Tenants accounts receivable increased approximately $13,000 due to normal fluctuation in the collections cycle. Deferred financing costs decreased by approximately $77,500 as a result of normal amortization and the sale of the Broadway Building. Prepaid expenses and other assets increased by approximately $155,700 due primarily to normal fluctuations in tax, maintenance and insurance escrow reserves, and the acquisition of Keystone Property.

     Mortgage Property loans payable increased by approximately $3,606,316 due to the acquisition of the Keystone Property less the sale of the Broadway Property.

     Accounts payable and accrued expenses increased by approximately $65,500 during the period, all of which resulted from timing differences in the course of normal operations and the addition of the Keystone Property. Accrued interest, real estate taxes, prepaid rents and security deposits increased in total by approximately $284,000. This increase was primarily the result of the addition of the Keystone Property and the inclusion of the properties acquired in 1998 for a full year.

     At December 31, 1999, the Company had approximately $458,000 of cash and cash equivalents, including approximately $267,500 of cash to be utilized for a stockholder dividend distribution, which was paid on January 14, 2000, and $510,000 in escrow for a tax-deferred property exchange, which is expected to close during the second quarter of 2000.

     The Company intends to meet its near-term working capital liquidity requirements through cash flow provided from operations. The Company has a short-term revolving credit line from Norwest Bank Colorado in the amount of $300,000. At December 31, 1999, the Company had no outstanding balance on the line of credit.

Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. Problems related to year 2000 compliance could result in a system failure or miscalculations causing interruption of operations, including temporary inability to send invoices or engage in normal business activities or to operate equipment such as elevators and air conditioning units installed in our buildings. Prior to December 31, 1999, we evaluated all our systems that may have had year 2000 issues. We also surveyed our major vendors and suppliers for year 2000 compliance. Our cost of year 2000 compliance was not material.

     To date, neither we nor any of our service contractors have encountered any year 2000 problems. Our contingency plans if year 2000 issues arise include manual record keeping and use of alternate suppliers.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

AmeriVest Properties Inc. and Subsidiaries

   Independent Auditor's Report                                   F-1
   Consolidated Balance Sheet as of December 31, 1999             F-2
   Consolidated Statements of Operations for the
      years ended December 31, 1999 and 1998                      F-3
   Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 1999 and 1998              F-4
   Consolidated Statements of Cash Flows for the years
      ended December 31, 1999 and 1998                          F-5-6
   Notes to Consolidated Financial Statements                  F-7-19

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
AMERIVEST PROPERTIES INC.

We have audited the accompanying consolidated balance sheet of AmeriVest Properties Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVest Properties Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                            Wheeler Wasoff, P.C.


Denver, Colorado
February 7, 2000, except for Note 12,
as to which the date is February 24, 2000

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS

ASSETS
   Investment in real estate
        Land                                                       $  6,052,418
        Buildings and improvements                                   27,643,666
        Furniture, fixtures and equipment                               323,838
        Tenant improvements                                             670,267
        Less accumulated depreciation and amortization               (6,610,743)
                                                                   ------------

           Net Investment in Real Estate                             28,079,446

   Cash and cash equivalents                                            458,336
   Escrow deposit                                                       509,556
   Tenant accounts receivable                                            61,886
   Deferred financing costs, net                                        547,609
   Prepaid expenses and other assets                                    657,625
                                                                   ------------

                                                                   $ 30,314,458

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Mortgage loans and notes payable                                $ 22,467,915
   Accounts payable and accrued expenses                                186,802
   Accrued interest                                                     142,551
   Accrued real estate taxes                                            624,880
   Prepaid rents and security deposits                                  366,072
   Dividends payable                                                    267,462
                                                                   ------------

           Total Liabilities                                         24,055,682
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
        Authorized - 5,000,000 shares
        Issued and outstanding - none                                      --
   Common stock, $.001 par value
        Authorized - 15,000,000 shares
        Issued and outstanding - 2,228,850 shares                         2,229
   Capital in excess of par value                                     8,179,723
   Distributions in excess of accumulated earnings                   (1,923,176)
                                                                   ------------

           Total Stockholders' Equity                                 6,258,776
                                                                   ------------

                                                                   $ 30,314,458
                                                                   ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                        1998            1999
                                                     ----------      -----------
REAL ESTATE OPERATING REVENUE
   Rental revenue
        Commercial properties                        $ 2,365,629     $ 4,561,479
        Storage properties                             1,450,540       1,415,278
                                                     -----------     -----------

                                                       3,816,169       5,976,757
                                                     -----------     -----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
        Operating expenses                               955,796       1,636,305
        Real estate taxes                                432,863         596,790
        Management fees                                  181,649         124,111
   General and administrative                            458,223         657,349
   Interest                                            1,036,387       1,647,225
   Expenses associated with debt refinancing             321,178            --
   Depreciation and amortization                         751,592       1,082,447
                                                     -----------     -----------

                                                       4,137,688       5,744,227
                                                     -----------     -----------

OTHER INCOME
   Interest income                                         4,113          15,506
   Gain on sale of real estate                              --           720,712
                                                     -----------     -----------

                                                           4,113         736,218
                                                     -----------     -----------

NET INCOME (LOSS)                                    $  (317,406)    $   968,748
                                                     ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
    Basic                                            $      (.21)    $       .51
                                                     ===========     ===========

    Diluted                                          $      (.21)    $       .51
                                                     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
    Basic                                              1,538,403       1,881,075
                                                     ===========     ===========

    Diluted                                            1,538,403       1,882,232
                                                     ===========     ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.


                                AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                                                            Distributions
                                                            Common Stock                  Capital in        in Excess of
                                                  -------------------------------         Excess of         Accumulated
                                                      Shares             Amount           Par Value          Earnings
                                                  -----------         -----------        -----------        ------------

Balance, January 1, 1998                            1,429,070         $     1,429        $ 4,463,955        $  (920,829)
Issuance of common stock for properties               229,700                 230          1,143,770               --
Dividends declared (Note 1)                              --                  --                 --             (720,660)
Net (Loss)                                               --                  --                 --             (317,406)
                                                  -----------         -----------        -----------        -----------

Balance, December 31, 1998                          1,658,770               1,659          5,607,725         (1,958,895)
Issuance of common stock for properties               570,080                 570          2,571,998               --
Dividends declared (Note 1)                              --                  --                 --             (933,029)
Net Income                                               --                  --                 --              968,748
                                                  -----------         -----------        -----------        -----------

Balance, December 31, 1999                          2,228,850         $     2,229        $ 8,179,723        $(1,923,176)
                                                  ===========         ===========        ===========        ===========

                The accompanying notes are an integral part of the consolidated financial statements.

                                                       F - 4

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                      1998          1999
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                              $  (317,406)   $   968,748
   Income adjustments to reconcile net
       income (loss) to net cash
       provided by operating activities
   Gain of sale of real estate                           --         (720,712)
   Depreciation and amortization                      751,592      1,082,447
   Write off of unamortized loan fees                  37,080           --
   Changes in assets and liabilities
       (Increase) in receivables                      (13,990)       (13,271)
       (Increase) in prepaids                        (464,384)       (96,950)
       Increase in accounts payable                    72,781         65,475
       Increase in accruals                           407,375        217,912
                                                  -----------    -----------

   Net cash provided by operating activities          473,048      1,503,649
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to investments in real estate         (2,425,617)      (391,002)
   Proceeds from the sale of real estate                 --          569,699

   Escrow deposit                                        --         (509,556)
                                                  -----------    -----------

   Net cash (used) by investing activities         (2,425,617)      (330,859)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short term borrowing               1,075,000           --
   Repayment of short term borrowing               (1,225,000)          --
   Proceeds from refinancing of mortgages           3,908,134           --
   Payments on mortgage loans                        (173,799)      (291,152)
   Dividends paid                                    (682,406)      (864,618)
   Payment of deferred financing costs               (607,378)          --
                                                  -----------    -----------

   Net cash provided (used) by
     financing activities                           2,294,551     (1,155,770)
                                                  -----------    -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                   341,982         17,020

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           99,334        441,316
                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR            $   441,316    $   458,336
                                                  ===========    ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1998 AND 1999


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended December 31, 1998 and 1999, the Company made cash payments for interest on indebtedness of $963,011 and $1,612,768 respectively.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In 1998 the Company acquired 15 commercial properties in the State of Texas. The aggregate purchase price of these properties consisted of cash, debt and 220,700 shares of the Company's common stock (valued at $5 per share), as follows:


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
                                                                   ============


In 1999 the Company acquired an office building complex in Indiana. The purchase price of $7,944,000, consisted of cash, the assumption of mortgage debt of $5,255,000 and 541,593 shares of the Company's common stock valued at $2,572,568 ($4.75 per share).


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     AmeriVest Properties Inc. (the Company) was incorporated under the laws of the State of Delaware on August 25, 1993 and was reincorporated in the State of Maryland in 1999. Effective January 1, 1996 the Company commenced operating as a self-administered and self-managed real estate investment trust ("REIT"). The Company owns and operates, through its wholly owned subsidiaries, an office building in Appleton, Wisconsin, an office building complex in Indianapolis, Indiana, eighteen commercial office properties in the State of Texas, and four self-storage facilities in Denver, Colorado.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated operations of the Company and its wholly owned subsidiaries, as follows:

                    AmeriVest Broadway Properties Inc. (ABP)
                    Consolidated Storage Properties Inc. (CSP)
                    Giltedge Office Building Inc. (GBI)
                    AmeriVest Properties Texas Inc. (APT)
                    AmeriVest Buildings Texas Inc. (ABT)
                    AmeriVest Properties Odessa Inc. (AOI)
                    AmeriVest Properties Arvada Inc. (APA)
                    AmeriVest Properties Indiana Inc. (API)

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     INVESTMENT IN REAL ESTATE

     Real estate, property, and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

        Description                       Estimated Useful Lives
        -----------                       ----------------------

        Land                              Not Depreciated
        Buildings                         15 to 40 years
        Equipment                         5 to 7 years
        Tenant Improvements               Corresponding term of tenant's lease

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

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company has adopted Statement of Financial Accounting Standard ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's consolidated financial statements, as the Company has determined that no impairment loss for 1998 or 1999 need to be recognized for applicable assets of continuing operations

     REVENUE RECOGNITION

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

     For federal income tax purposes, the cash dividend paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Dividends for the year ended December 31, 1998 totaling $720,660 are characterized 100% as return of capital and includes the dividend declared in the fourth quarter of 1998 of $199,052 ($.12 per share) which was paid January 14, 1999. Dividends for the year ended December 31, 1999 totaling $933,029 are characterized 46% as return of capital and 54% ordinary income and includes the dividend declared in the fourth quarter of 1999 of $267,462 ($.12 per share) which was paid January 14, 2000.

     SHARE BASED COMPENSATION

     In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement, and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria. During the years ended December 31, 1998 and 1999, the Company issued options to purchase shares of its common stock (Note 5).

     DEFERRED FINANCING COSTS

     Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans on a basis, which approximates the interest method. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. In 1998 unamortized deferred financing costs of $37,080 were charged to operations and are included in the accompanying financial statements as a component of "Expenses associated with debt refinancing". Accumulated amortization of deferred financing costs was $70,154 at December 31, 1999.

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

INCOME OR LOSS PER COMMON SHARE

     Basic income (loss) per common share is calculated by dividing net income
     (loss) by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. Convertible equity instruments, consisting of warrants and options, are not considered in the calculation of loss per share for 1998, as there inclusion would be antidilutive.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     NEW TECHNICAL PRONOUNCEMENTS

     In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued for fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not expected to have an impact on the Company's financial statements.

     In October 1998 SFAS No. 134, "Accounting for Mortgage Broker Securities", was issued for fiscal years beginning after December 15, 1998. Adoption of SFAS No. 134 does not have an impact on the Company's financial statements.

     In February 1999 SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" was issued for the fiscal years beginning after February 15, 1999. Adoption of SFAS No. 135 is not expected to have an impact on the Company's financial statements.

     In June 1999 SFAS No. 136, "Transfers of Assets to a Not-For-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others" was issued for fiscal years beginning after December 15, 1999. Adoption of SFAS No. 136 is not expected to have an impact on the Company's financial statements.

     In June 1999 SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133" was issued. Adoption of SFAS No. 137 is not expected to have an impact on the Company's financial statements.

NOTE 2 - INVESTMENTS IN REAL ESTATE

     In 1998 the Company, through its wholly owned subsidiaries APT and AOI, acquired eleven office buildings in Texas under separate purchase contracts. The primary tenants of each of these buildings are government agencies of the State of Texas. The aggregate purchase price for the eleven properties was $7,340,800, comprised of 207,200 shares of common stock, valued at $5.00 per share, a promissory note to one of the sellers in the amount of $192,000 and $6,112,800 cash, of which $6,000,000 was financed by a first mortgage on the properties. Pursuant to the purchase agreements and related subscription agreements executed by the seller, the seller will be issued additional shares of common stock if either (a) the average last sales price of the Company's common stock is not $5.00 per share or higher during the 60 days immediately preceding the first anniversary of the closing date or (b) the last sales price of common stock is not $5.00 higher on the 15 consecutive business days immediately preceding the first anniversary of the closing date of the properties. The additional shares to be issued will be based on the difference between the amounts as calculated in (a) or (b) above and $5.00 per share. Accordingly, the shares issued were valued at $5.00 per share. Twenty eight thousand four hundred and eighty seven (28,487) additional shares were issued in 1999 in accordance with this provision.

     In 1998 the Company, through its wholly owned subsidiary ABT, acquired four office buildings in Texas whose primary tenants are branch offices of a commercial bank. The aggregate purchase price for the four properties, which were acquired under one purchase contract, was $3,625,000. In conjunction with the purchase the Company issued 13,500 shares of its common stock, valued at $5.00 per share, as part of the sales commission on the properties.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - INVESTMENTS IN REAL ESTATE (CONTINUED)

     In 1999 the Company, through its wholly owned subsidiary API, acquired an office building complex in Indiana (Keystone Buildings). These buildings are part of an office park and they are multi-tenated with small to medium sized tenants. The purchase price was $7,944,000. In conjunction with the purchase, the Company assumed approximately $5,255,000 of existing debt and issued 541,593 shares of its common stock valued at $2,572,568 ($4.75 per share). Pursuant to the purchase agreements and related subscription agreements executed by the seller, the seller will be issued additional shares of common stock if either (a) the average last sales price of the Company's common stock is not $4.75 per share or higher during the 60 days immediately preceding the first anniversary of the closing date or (b) the last sales price of common stock is not $4.75 higher on the 15 consecutive business days immediately preceding the first anniversary of the closing date of the properties. The additional shares to be issued will be based on the difference between the amounts as calculated in (a) or (b) above and $4.75 per share. Accordingly, the shares issued were valued at $4.75 per share.

     In August and September 1999 the Company sold two vacant lots adjacent to its bank buildings in Texas with aggregate cash proceeds of approximately $60,000.

     In December 1999 the Company sold its industrial office and showroom building in Colorado for $2.1 million resulting in a gain of approximately $737,000. The net proceeds of approximately $510,000 are being held in escrow to complete a tax-deferred exchange under Section 1031 of the Internal Revenue Code by June 2000. If the exchange is not completed by June 2000, the Company will be obligated to distribute to stockholders a portion of the gain and may be subject to a tax liability if the distribution requirement is not met.

     Depreciation expense related to investment in real estate was $718,993 and $1,023,560 for the years ended December 31, 1998 and 1999, respectively.


NOTE 3 - MORTGAGES AND NOTES PAYABLE

     Mortgages payable are collateralized by substantially all properties and require monthly principal and interest payments. Following is a summary of the Company's mortgages and notes payable at December 31, 1999:

     Note payable to Anchor Bank. Interest at
     7.75%, due in monthly installments of
     $22,295 based on a 30-year amortization
     through June 1, 2008 at which time a
     balloon payment of $2,797,181 is due.
     This note is secured by a mortgage on
     the Giltedge Office Building in
     Appleton, Wisconsin.                                            $3,157,022

     Note payable to GMAC. Interest at 7.15%,
     due in monthly installments of $39,401
     based on a 25-year amortization through
     September 1, 2008, at which time a
     balloon payment of $4,358,574 is due.
     This note is secured by a mortgage on
     the three self-storage facilities in the
     Denver, Colorado metropolitan area.                              5,403,042

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MORTGAGES AND NOTES PAYABLE (CONTINUED)

     Note payable to 1st National Bank of
     Arvada. Interest at the Prime Rate (
     8.25% at December 31, 1999), adjusted
     quarterly, due in monthly installments
     of $8,600, based on a 20-year
     amortization, through September 14, 2003
     at which time a balloon payment of
     $852,197 is due. This note is secured by
     a mortgage on the Arvada, Colorado
     self-storage and office facility.                                  970,898

     Note payable to ORIX Real Estate Capital
     Markets. Interest at 7.66%, due in
     monthly installments of $42,612 through
     July 1, 2028. This note is secured by a
     mortgage on 13 office buildings leased
     to the State Of Texas.                                           5,927,602

     Note payable to Jefferson Pilot. Interest
     at 9.0%, due in monthly installments of
     $17,095, through May 1, 2013. This note
     is secured by a mortgage on the Bank
     Buildings.                                                       1,595,118

     Note payable to Arlington Building
     Partnership. Interest at 8.5%, monthly
     payments of interest only, principal
     balance due June 15, 2000.                                         192,000

     Note payable to Security Life of Denver
     Insurance Company. Interest at 8%, due
     in monthly payments of principal and
     interest of $37,626 through May 1, 2022.
     Lender can call the outstanding balance
     due on June 1, 2007, June 1, 2012 or
     June 1, 2017. This note is secured by a
     mortgage on the Keystone Buildings.                              4,699,128

     Note payable to Security Life of Denver
     Insurance Company. Interest at 8.63%,
     due in monthly payments of principal and
     interest of $4,403 through May 1, 2022.
     Lender can call the outstanding balance
     due on June 1, 2007, June 1, 2012 or
     June 1, 2017. This note is secured by a
     mortgage on the Keystone Buildings.                                523,105
                                                                    -----------

                   TOTAL                                            $22,467,915
                                                                    ===========


     As of December 31, 1999, the scheduled maturities of mortgages is as follows:

                 2000                                  $    545,698
                 2001                                       382,624
                 2002                                       414,200
                 2003                                     1,315,382
                 2004                                       453,364
                 Thereafter                              19,356,647
                                                        -----------

                                                        $22,467,915
                                                        ===========

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MORTGAGES AND NOTES PAYABLE (CONTINUED)

     At December 31, 1999 there were no advances outstanding under the Company's $300,000 line of credit with Norwest Bank of Colorado, N.A, nor were there any advances made during 1999. This line of credit is secured by a second mortgage on the Company's Arvada self storage facility, with interest payable monthly at Norwest prime interest rate plus 1% (9.5% at December 31, 1999). The line of credit matures in May 2000.

NOTE 4 - STOCKHOLDERS' EQUITY

     COMMON STOCK

     In 1998 the Company issued shares of its common stock as partial consideration for the acquisition of commercial properties in the State of Texas as follows:

     o 9,000 shares valued at $40,500 ($4.50 per share) as additional consideration for one property acquired in 1997.

     o 7,300 shares valued at $36,500 ($5.00 per share) as partial consideration for an office building in Odessa, Texas.

     o 199,900 shares valued at $999,500 ($5.00 per share) as partial consideration for ten office buildings in the State of Texas.

     o 13,500 shares valued at $67,500 ($5.00 per share) for partial consideration for a sales commission on the acquisition of four bank buildings in the State of Texas.

     In 1999 the Company issued shares of its common stock as follows:

     o 28,487 shares were issued as a purchase price adjustment to the 1998 purchase of the office buildings in Texas.

     o 541,593 shares valued at $2,572,568 ($4.75 per share) as partial consideration for the acquisition of an office building complex in Indiana.

     WARRANTS

     At December 31, 1999 the status of outstanding warrants is as follows:

            Issue            Shares          Exercise           Expiration
             Date           Exercisable       Price                Date
             ----           -----------       -----                ----
         June, 1996         1,500,000         $5.40           November, 2000
         October, 1996       549,435          $5.40           November, 2000
         October, 1996       164,831          $8.25           November, 2000

     At December 31, 1999 the per share weighted average exercise price of outstanding warrants is $5.61.

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

     The status of outstanding options granted pursuant to the Company's Stock Option Plans was as follows:

                                                                       Weighted
                                                           Number      Average      Weighted
                                                            of        Exercise    Average Fair       Exercise
                                                          Shares       Price         Value            Price
                                                          ------       -----         -----            -----

     Options Outstanding - January 1, 1998                122,000       $4.74                     $4.44 - 5.00
                   (57,000 exercisable)
     Granted                                               15,000       $3.97         $.24                $3.97
                                                          -------


     Options Outstanding - December 31, 1998              137,000       $4.66                     $3.97 - 5.00
                   (83,750 exercisable)
     Granted                                              104,500       $4.58         $.48        $4.00 - 4.81
     Forfeited                                             (3,500)      $4.00
     Reissued                                             (66,000)      $5.00
                                                         --------

     Options Outstanding - December 31, 1999              172,000       $4.66                     $3.97 - 5.00
                  (122,000 exercisable)                  ========


     In October 1999 the expiration date on the outstanding Directors options granted in 1995, and the options granted to the Company's President in May 1995 and December 1996 were extended to December 31, 2004. The exercise price of the options remained at $5.00 per share and the fair value as of the October 1999 grant date was $.43 per share.

     The weighted average contractual life of options outstanding at December 31, 1999 was 5 years.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - STOCK OPTION PLAN (CONTINUED)

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the years ended December 31, 1998 and 1999 would have been changed to the pro forma amounts indicated below:

                                                         1998            1999
                                                      ----------       --------
     Net income (loss) applicable to
      common stockholders - as reported               $ (317,406)      $968,748
                                                      ==========       ========
     Net income (loss) applicable to
      common stockholders - pro forma                 $ (325,741)      $936,489
                                                      ==========       ========
     Basic Income (Loss) per share - as reported      $     (.21)      $    .51
                                                      ==========       ========
     Diluted Income (Loss) per share - as reported    $     (.21)      $    .51
                                                      ===========      ========
     Basic Income (Loss) per share - pro forma        $     (.21)      $    .50
                                                      ==========       ========
     Diluted Income (Loss) per share - pro forma      $     (.21)      $    .50
                                                      ==========       ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 10.41% to 11.3%; expected volatility of 21.5% to 43.48%; discount rate of 5.5% to 5.7%; and expected lives of 5 years.

     At December 31, 1998 the number of options exercisable was 83,750, the weighted average exercise price of these options was $4.81, the weighted average contractual life of the options was 5 years and the range of exercise prices was $3.97 to $5.00 per share.

     At December 31, 1999 the number of options exercisable was 122,000, the weighted average exercise price of these options was $4.72, the weighted average contractual life of the options was 5 years and the range of exercise prices was $3.97 to $5.00 per share.

     At December 31, 1998 and 1999 options to purchase 193,000 shares and 158,000 shares, respectively, were available to be granted pursuant to the Company's 1995 and 1998 option plans.

NOTE 6 - LEASE AGREEMENTS

     The following table summarizes future minimum base rent to be received under noncancelable tenant leases for the Company's commercial properties expiring each year, as of December 31, 1999:

           2000                                       $  4,527,197
           2001                                          3,845,979
           2002                                          3,075,975
           2003                                          2,354,010
           2004                                          1,856,185
           Thereafter                                    8,017,238
                                                       -----------

                                                       $23,676,584
                                                       ===========

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASE AGREEMENTS (CONTINUED)

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

     CONCENTRATIONS OF CREDIT RISK

     The Company leases office space to commercial businesses in Colorado, Indiana, Wisconsin and Texas. The Company also leases office space to State of Texas governmental agencies. The terms of the leases generally require basic rent payments at the beginning of each month. Credit risk associated with the lease agreements is limited to the amount of rents receivable from tenants less any related security deposits. Leases with the State of Texas governmental agencies may be canceled by the lessee should funding for the specific government agency on a complete agency basis be decreased or discontinued. The Company's self-storage facilities are generally leased on a monthly basis. Credit risk associated with these leases is limited to the amounts of rents receivable.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

     The Company's Colorado and Wisconsin properties were managed through December 1998, under a management agreement, by an entity whose former beneficial majority shareholder was a founder of the Company. The entity managed all aspects of Colorado and Wisconsin property operations, including leasing and bookkeeping. For these services, the Company was charged a fee of 5% of gross revenues plus 5% of all personnel costs. In addition, the entity provided bookkeeping services for the Company's Texas properties, and was paid a fee at the rate of 2% of gross revenues from these properties. During the year ended December 31, 1998, $150,520, was incurred under the management agreement and for other administrative services.

     As required pursuant to the Company's acquisition of the Keystone Buildings from Sheridan Realty Partners L.P. (Sheridan LP) certain principals of Sheridan LP were appointed to the Company's Board of Directors and received shares of the Company's common stock issued in conjunction with the acquisition. The Keystone Buildings property was managed through December 1999 under a management agreement by Sheridan Development LLC., an affiliate of Sheridan, L.P. by virtue of interlocking ownership and management. The Company was charged a fee of 5% of gross revenues which amounted to approximately $35,500 during 1999.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

     Effective January 1, 2000 all of the Company's properties are managed under an agreement with Sheridan Realty Advisors, LLC, which also manages day-to-day operations of the Company and assists and advises the Board of Directors on real estate acquisitions and investment opportunities. Sheridan Realty Advisors LLC is an affiliate of Sheridan LP and certain senior members of Sheridan LP are members of the Company's management team and of the Company's Board of Directors. Sheridan Realty Advisors receives an administrative fee and a property management and accounting fee for these services. The agreement with Sheridan Realty Advisors provides that the costs paid for these services in fiscal year 2000 will be no greater than the costs incurred by the Company for the same services in fiscal year 1999. In addition, Sheridan Realty Advisors will receive incentive compensation in the form of five-year warrants to purchase common stock at $5 per share and an advisory fee based upon new real property acquisitions. Issuance of the warrants is subject to shareholder approval.

NOTE 9 - COMPREHENSIVE INCOME

     There are no adjustments necessary to net income (loss) as presented in the accompanying consolidated statements of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

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

     The Company has reportable segments organized by the region in which they operate as follows: Wisconsin, Indiana, Colorado and Texas.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from real estate from the combined properties in each segment.

     In 1998 segment information for the State of Texas were classified as "Leased to State" and "Bank Buildings", based on major tenants. These 1998 amounts have been reported under one segment for 1999 - "Texas". The 1998 amounts have been reclassified to conform to 1999 reportable segments.


                               AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1999                                Wisconsin         Indiana           Texas          Colorado        Corporate       Consolidated
                                   ------------     ------------    ------------     ------------     ------------     ------------

Rental income                      $    852,313     $    710,733    $  2,706,982     $  1,706,729     $       --       $  5,976,757

Operating expenses                      332,900          292,164       1,247,258          484,884             --          2,357,206
Depreciation and amortization
                                        132,202           79,595         409,967          450,614           10,069        1,082,447
                                   ------------     ------------    ------------     ------------     ------------     ------------

Income (loss) from property             387,211          338,974       1,049,757          771,231          (10,069)       2,537,104
operations

Percent of income from property            15.3%            13.3%           41.4%            30.4%            (0.4)%          100.0%
operations

Interest income                            --               --              --               --             15,506           15,506
Gain on sale of real estate                --               --           (16,203)         736,915             --            720,712
Interest expense                        245,707          206,177         620,292          575,049             --          1,647,225
General and administration                3,630            9,667           1,951           28,295          613,806          657,349
                                   ------------     ------------    ------------     ------------     ------------     ------------

Net Income (Loss)                  $    137,874     $    123,130    $    411,311     $    904,802     $   (608,369)    $    968,748
                                   ============     ============    ============     ============     ============     ============

Real estate investments, net       $  2,482,232     $  7,925,552    $ 12,001,728     $  5,624,711     $     45,223     $ 28,079,446
                                   ============     ============    ============     ============     ============     ============

Additions to real estate           $    (64,932)    $  7,925,552    $   (421,111)    $ (1,477,132)    $     18,872     $  5,981,249
investments                        ============     ============    ============     ============     ============     ============


Total Assets                       $  2,566,012     $  8,028,019    $ 12,688,698     $  6,552,539     $    479,190     $ 30,314,458
                                   ============     ============    ============     ============     ============     ============

1998
Rental income                           778,929     $       --      $  1,342,848     $  1,694,392     $       --       $  3,816,169
Operating expenses                      398,119             --           643,567          528,622             --          1,570,308
Depreciation and amortization
                                        115,698             --           201,604          433,653              637          751,592
                                   ------------     ------------    ------------     ------------     ------------     ------------

Income (loss) from property             265,112             --           497,677          732,117             (637)       1,494,269
operations

Percent of income from property           17.7%             --             33.3%            49.0%                            100.0%
operations

Interest income                                                                                              4,113            4,113
Expenses associated with
debt refinancing                                                                          321,178                           321,178
Interest expense                        208,099             --           278,482          529,115           20,691        1,036,387
General and administration                3,250             --             2,302           15,680          436,991          458,223
                                   ------------     ------------    ------------     ------------     ------------     ------------

Net Income (Loss)                  $     53,763     $       --      $    216,893    ($    133,856)   ($    454,206)   ($    317,406)
                                   ============     ============    ============     ============     ============     ============

Real estate investments, net       $  2,547,164     $       --      $ 12,422,839     $  7,101,843     $     26,351     $ 22,098,197
                                   ============     ============    ============     ============     ============     ============

Additions to real estate           $     75,825     $       --      $ 11,274,046     $     60,315     $     25,528     $ 11,435,714
investments                          ==========     ============    ============       ==========       ==========     =============

Total Assets                       $  2,631,151     $       --      $ 13,007,051     $  7,600,446     $    476,286     $ 23,714,934
                                   ============     ============    ============     ============     ============     ============

                                                     F - 18

                  AMVERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT REPORTING (CONTINUED)

     MAJOR CUSTOMERS

     Rental income from one tenant, the State of Texas, of approximately $1,764,974 comprised approximately 30% of consolidated revenues for the year ended December 31, 1999. For the year ended December 31, 1998, rental income from the State of Texas approximated $1,000,000 or 26% of consolidated revenues.

NOTE 11 - NET INCOME (LOSS) PER SHARE

     The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

                                                           1998          1999
                                                         ---------     ---------

      Determination of shares
          Weighted average common shares outstanding     1,538,403     1,881,075
          Assumed conversion of stock options                 --           1,157
                                                         ---------     ---------
          Diluted shares outstanding                     1,538,403     1,882,232
                                                         =========     =========

      Basic income (loss) per common share                   $(.21)         $.51
                                                            ======          ====
      Diluted income (loss) per common share                 $(.21)         $.51
                                                            ======          ====

NOTE 12 - SUBSEQUENT EVENT

     On February 24, 2000 the Company entered into a purchase agreement to acquire a 60,000 square foot office building in Denver, Colorado for $5,900,000. The acquisition is expected to be completed by June 2000. The acquisition will be completed using approximately $510,000 of funds being held in escrow as part of the "1031 Exchange" from the sale of the Broadway property, proceeds from the sale of additional common stock and mortgage financing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors And Executive Officers

     Set forth in the following table are the names of our directors and executive officers (including executive officers of our Advisor), their respective positions and ages, and the year in which each director was first elected. Each director has been elected for a three-year term until the corresponding Annual Meeting of Shareholders and thereafter until his successor is elected and has qualified. Approximately one-third of the director positions are elected at each Annual Meeting of Shareholders. Additional information concerning each of these individuals follows the table.


                                     Position with the Company/Position with       Director
Name                        Age      Sheridan Realty Advisors, LLC                   Since
----                        ---      -----------------------------                   -----

William Atkins               50      Chief Executive Officer and                      1999
                                     Director/Chairman of the Advisor

James F. Etter(2)            57      President and Chief Operating Officer            1995
                                     and a Director

Charles R. Hoffman(1)        63      Chairman Of The Board                            1994

D. Scott Ikenberry           49      Chief Financial Officer/                         N/A
                                     Chief Financial Officer of the Advisor

Charles K. Knight            42      Vice President, Secretary and Director/          1999
                                     President of the Advisor

John A. Labate(1)(2)         51      Director                                         1995

Robert J. McFann(2)          82      Director                                         1994

Alexander S. Hewitt          42      Vice President/                                  N/A
                                     Vice Chairman of the Advisor

John B. Greenman             46      Vice President/
                                     Senior Vice President of the Advisor             N/A

--------------------
(1)      Member of the Audit Committee of the Board Of Directors (the "Board").
(2)      Member of the Acquisitions Committee of the Board.

     William Atkins has served as a director of the Company since August 1999 and, since December 1999, as our Chief Executive Officer and as Chairman and Chief Executive Officer and managing member of Sheridan Realty Advisors, LLC. Since 1990, he has served as President of Sheridan Realty Corp., of which he is a principal shareholder and co-founder. Sheridan Realty Corp. is involved in the commercial real estate business and serves as the general partner of Sheridan Realty Partners, L.P, the former owner of the Keystone Buildings. Since 1996, Mr. Atkins has also served as general partner of Atkins Ltd. Partnership, an investment company. Since 1996, Mr. Atkins has served as a director of Rock River Trust Company, which is involved in trust administration, and from 1996 through 1998 he served as President of Rock River Trust Company. Mr. Atkins earned a Bachelor of Arts degree in economics from Stanford University in 1971.

     James F. Etter has served as our President since May 1995, as our Chief Financial Officer from July 1996 until December 1999 and as our Chief Executive Officer from January 1997 until December 1999. From 1994 until May 1995, Mr. Etter acted as a consultant with respect to real estate acquisitions not related to us. Mr. Etter received his Masters of Business Administration and his Bachelors of Business Administration degrees from the University of Cincinnati. He is a member of the Financial Executives Institute and the National Investors Relations Institute.

     Charles R. Hoffman has served as a director of the Company since August 1994 and as Chairman Of The Board since May 1995. Mr. Hoffman has also been a member of the Audit Committee of the Board since July 1995. In July 1994, Mr. Hoffman retired as President of Texaco Pipeline Inc. In that capacity he had executive responsibility for more than 1,200 employees and over 2,900 miles of pipeline. He also has experience in the crude oil terminal and transportation business with Getty Pipeline, Inc., Getty Trading And Transportation Company, and Skelly Pipe Line, Inc. He has served on the boards of directors of a number of pipeline companies and as president of two pipeline systems. Mr. Hoffman received his Bachelor of Science and Masters of Science/Civil Engineering degrees from the Missouri School Of Mines And Metallurgy.

     D. Scott Ikenberry has served as our Chief Financial Officer and as a member of the Advisor since December 1999. Mr. Ikenberry has been Chief Financial Officer of Sheridan Realty Corp. and other Sheridan Group companies since August 1993. Mr. Ikenberry received his Bachelor of Science degree in Accounting from the University of Denver in 1972 and his Master in Professional Accounting (Taxation) degree from the University of Texas at Austin in 1976. He is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Accountants and is a licensed real estate broker in Colorado.

     Charles K. Knight has served as a director of the Company since August 1999 and, since December 1999, as a Vice President, our corporate Secretary and as the President and managing member of the Advisor. Since 1998, Mr. Knight has served as Vice President and a member of Sheridan Development, LLC. From 1996 through 1998, Mr. Knight was the owner and served as the President of Abaco Investment Group, a real estate investment company. From 1993 through 1996, Mr. Knight served as Vice President - Sales and Marketing of Menda Scientific Products, Inc. Mr. Knight received his Bachelor of Administration degree in Experimental Psychology from the University of California at Santa Barbara in 1977, and his Juris Doctor and Master of Business Administration degrees from the University of California at Los Angeles in 1982. Mr. Knight is licensed to practice law in the States of Colorado and New York and maintains an inactive license in California.

     John A. Labate has served as a director of the Company since May 1995 and as a member of both the Audit Committee and the Acquisitions Committee of the Board since July 1995. Since September 1999, Mr. Labate has been Vice President and Chief Financial Officer of Optical Security Group, Inc. From 1997 to August 1999, Mr. Labate was Vice President and Chief Financial Officer of GeoBiotics, Inc., a Denver based mineral technology company. Prior to 1997, Mr. Labate served as the Chief Financial Officer, Secretary, and Treasurer of Crown Resources Corporation, a publicly traded, Denver, Colorado based international gold mining and exploration company. Mr. Labate received his Bachelor of Science degree in accounting from San Diego State University.

     Robert J. McFann has served as a director of the Company since August 1994. He also served as our corporate Secretary from May 1995 until December 1999. Mr. McFann has been a member of the Acquisitions Committee of the Company's Board since July 1995. Prior to his retirement in 1996, Mr. McFann was the principal owner and President of Hy Grade Meat Company, a private company which grew to a mid-sized hotel and restaurant supply house under his direction. Prior to 1996, he also was a member of the Board Of Directors of the Bank Of Aurora.

     Alexander S. Hewitt has served as a Vice President of the Company since January 2000 and as Vice Chairman of the Advisor since December 1999. Since 1990, Mr. Hewitt has also served as Vice President of Sheridan Realty Corp., of which he is a principal shareholder and co-founder and has held senior positions with other Sheridan Group companies. Since 1996, Mr. Hewitt has served as a director of Rock River Trust Company, which is involved in trust administration. Mr. Hewitt earned a Bachelor of Arts degree in economics and a Bachelor of Science degree in Physics from Knox College in Galesburg, Illinois in 1982.

     John B. Greenman has served as a Vice President of the Company since January 2000, and as a Senior Vice President of the Advisor since December 1999. Since 1994, he has served as Vice President of Sheridan Realty Corp. and as a senior officer of other Sheridan Group companies. Mr. Greenman is a member of the Urban Land Institute. He graduated from Amherst College in 1976 and in 1979 received his Master of Arts degree from the School of Advanced International Studies at Johns Hopkins University.

Board and Committee Meetings

     The Board maintains an Audit Committee and an Acquisitions Committee. The Audit Committee was formed to perform the following functions: recommend to the Board the independent auditors to be employed; discuss the scope of the independent auditors' examination; review the financial statements and the independent auditors' report; solicit recommendations from the independent auditors regarding internal controls and other matters; review all related party transactions for potential conflicts of interest; make recommendations to the Board; and perform other related tasks as requested by the Board. During the year ended December 31, 1999, the Audit Committee, currently consisting of Messrs. Hoffman and Labate, met once.

     The Acquisitions Committee was formed to perform the following functions: recommend to the Board an acquisitions policy and strategy; review and update the acquisitions policy and strategy periodically; review proposed acquisitions and make recommendations to the Board concerning those acquisitions; review past acquisitions and make recommendations to the Board; and perform other related tasks as requested by the Board. During the year ended December 31, 1999, the Acquisitions Committee, currently consisting of Messrs. Etter, Labate and McFann, did not meet because its functions were conducted by the Board in full.

     The Board Of Directors met twelve times during 1999 and each director participated in at least 75 percent of those meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. We believe that during the year ended December 31, 1999, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representations of its directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

ITEM 10.  EXECUTIVE COMPENSATION.

     Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the last three completed fiscal years by William T. Atkins, our Chief Executive Officer, and James F. Etter, our President. No other of our employees received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                                               Summary Compensation Table
                                               --------------------------

                                                                                 Long Term Compensation
                                                                                 ----------------------
                               Annual Compensation                         Awards                        Payouts
                               -------------------                         --------------------------------------

                                                            Other Annual                                   All other
Name and Principal         Fiscal   Salary     Bonus       Compensation  Restricted   Options    Payouts  Compensation
       Position             Year    ($)(1)     ($)(2)         ($)(3)      Stock      Awards(#)       ($)    ($)(3)      ($)(4)
------------------------------------------------------------------------------------------------------------------------------
William Atkins (5)         1999    $  -0-         -0-          -0-          -0-        12,000        -0-     -0-
Chief Executive Officer

James F. Etter             1999    $120,750    $15,326 (6)   $15,000 (7)    -0-          -0-         -0-     -0-
President                  1998    $115,000    $20,000       $15,000 (7)    -0-        10,000        -0-     -0-
                           1997    $100,000    $15,000       $ 9,000 (8)    -0-        20,000        -0-     -0-

-------------------
(1)  The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received during the year indicated.

(3) The Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year except for our 1995 Stock Option Plan and 1998 Stock Option Plan. The Company has entered into an agreement with Sheridan Realty Advisors, LLC that provides for performance-based incentives.

(4) All other compensation received that the Company could not properly report in any other column of the Summary Compensation Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and, the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company.

(5)  Mr. Atkins became Chief Executive Officer of the Company on December 22
     1999.

(6) Consists of $15,326 for accrued vacation time from 1997 through December 31, 1999.

(7) Consists of $12,000 to reimburse for medical and life insurance coverage and a $3,000 contribution to SIMPLE IRA Plan in 1999 and 2000.

(8) Consists of $6,000 to reimburse for medical insurance coverage and a $3,000 contribution to a SIMPLE IRA Plan on behalf of Mr. Etter.

Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1999 to each named executive officer.

                           Option Grants For Fiscal Year Ended December 31, 1999
                           -----------------------------------------------------

                     % of Total Options
                        Options       Granted to Employees     Exercise or Base    Expiration
Name                    Granted (#)   in Fiscal Year           Price ($/Share)     Date
----                    -----------   --------------           ---------------     ----------

William Atkins          12,000             31.2%                $4.813/share       8/12/04
James F. Etter            -0-               N/A                     N/A             N/A

Employment Contracts And Termination Of Employment And Change-In-Control Arrangements

     Advisory Agreement With Sheridan Realty Advisors

     Under an advisory agreement that we entered into with Sheridan Realty Advisors, LLC effective January 1, 2000, Sheridan Realty Advisors will receive incentive compensation in the form of an advisory fee based on new real property acquisitions and up to 750,000 five-year warrants to purchase common stock at $5 per share. Issuance of these warrants is subject to the approval of stockholders at our next annual meeting. William Atkins, our Chief Executive Officer and a director of the Company, is the co-manager, chairman and a 20.00% owner of Sheridan. Charles K. Knight, our Secretary and a director of the Company, is the co-manager, president and a 20.00% owner of Sheridan. D. Scott Ikenberry, our Chief Financial Officer is the chief financial officer and a 20.00% owner of Sheridan. Messrs. Hewitt and Greenman, each of whom is a Vice President, are the Vice-Chairman and Vice President, respectively, and 20.00% owners of Sheridan.

     Employment Agreement With James F. Etter

     We entered into an employment agreement (the "Etter Agreement") with James
F. Etter, our President, for the period from January 1, 1998 until December 31, 2000, which replaced a previous agreement effective as of January 1, 1996. Pursuant to the Etter Agreement, Mr. Etter will devote substantially all his business time to the Company. For the 1999 fiscal year, the Etter Agreement provided for the payment of salary at the rate of $10,062.50 per month. For the 2000 fiscal year, the Etter Agreement provides for salary at the rate of $10,565.63 per month. Bonuses are payable in the Board's discretion. The Etter

Agreement also provides that we will reimburse Mr. Etter for up to $12,000 annually for medical and insurance expenses paid by Mr. Etter until we adopt health care plans covering these matters. Effective January 1, 2000, Mr. Etter was covered under the medical insurance plan maintained by Sheridan Realty Advisors on behalf of all AmeriVest employees.

     On December 9, 1998, the Board granted to Mr. Etter a bonus of $20,000 for 1998 and options to purchase 10,000 shares of common stock. On December 23 1999, the Board authorized a payment to Mr. Etter a of $15,326 for unused accrued vacation.

     The Etter Agreement also provides that if we are acquired by another company, and if the acquiring company does not offer Mr. Etter a position in the Denver area at a salary level equal to or greater than his then current salary, then all unexercised stock options held by Mr. Etter would immediately become exercisable, and we would pay Mr. Etter an amount equal to one year's salary.

     Effective January 1, 2000, we entered into a Severance Protection Agreement with Mr. Etter that is separate from the Etter Agreement. We agreed with Mr. Etter to continue paying him salary and benefits for 18 months if he is terminated by the Company other than for cause. These payments would be reduced by the amount of any severance payments made to Mr. Etter pursuant to the Etter Agreement. Unless earlier terminated, this agreement is in effect until Mr. Etter's 65th birthday.

1995 Stock Option Plan

     Pursuant to our 1995 Stock Option Plan (the "1995 Plan"), we may grant options to purchase an aggregate of 130,000 shares of our common stock to key employees, directors, and other persons who have contributed or are contributing to our success. The options granted pursuant to the 1995 Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. With respect to options granted to persons other than our directors who are not also our employees, the 1995 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1995 Plan. In May 1995, four outside directors were granted an aggregate of 48,000 options with an exercise price of $5.00 per share pursuant to the 1995 Plan, one-third of the options granted becoming exercisable on each December 30 for three years thereafter, provided that the recipient was still a director on that date. 12,000 of these options expired without being exercised. In December 1997, three outside directors were granted an aggregate of 36,000 options with an exercise price of $4.4375 per share pursuant to the 1995 Plan, and with one-third of the options granted becoming exercisable on each December 30 for three years thereafter, provided that the recipient was still a director on that date. At December 31, 1999, options to purchase an aggregate of 125,000 shares of common stock were outstanding under the 1995 Plan. The option committee may grant additional options to purchase 5,000 shares pursuant to the 1995 Plan.

1998 Stock Option Plan

     Pursuant to our 1998 Stock Option Plan (the "1998 Plan"), we may grant options to purchase an aggregate of 200,000 shares of common stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 1998 Plan may be incentive options qualifying for beneficial tax treatment for the recipient, non-qualified options, or non-qualified non-discretionary options. The terms of the 1998 Plan concerning incentive options and non-qualified options are substantially the same except that only our employees or employees of subsidiaries are eligible for incentive options, and employees and other persons who have contributed or are contributing to our success are eligible for non-qualified options. Non-qualified non-discretionary options may be granted only to outside directors. With respect to options granted to persons other than outside directors, the 1998 Plan also is administered by an option committee that determines the terms of the options subject to the requirements of the 1998 Plan. The portion of the 1998 Plan concerning non-qualified non-discretionary options provides that outside directors automatically receive options to purchase 12,000 shares pursuant to the 1998 Plan at the time of their initial election as an outside director. The options held by outside directors are not exercisable at the time of grant, but options to purchase 4,000 shares become exercisable for each outside director on December 30 of each of the first three years immediately following the date of grant of these options to the outside director. The exercise price for the non-qualified non-discretionary options is the fair market value of the common stock on the date these options are granted. Shares acquired upon exercise of these options cannot be sold for six months following the date of grant. If not previously exercised, non-qualified non-discretionary options that have been granted expire upon the later to occur of five years after the date of grant and two years after the date these options first became exercisable. The non-qualified non-discretionary options also expire 90 days after the optionholder ceases to be our director. At any time all of an outside director's options have become exercisable, non-qualified non-discretionary options to purchase an additional 12,000 shares, which are not exercisable at the time of grant, shall be granted automatically to that outside director.

     All options granted under the 1998 Plan will become fully exercisable upon the occurrence of a change in control of the Company or of certain mergers or other reorganizations or asset sales described in the 1998 Plan. Options granted pursuant to the 1998 Plan are not transferable during the optionee's lifetime. Subject to the other terms of the 1998 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. At December 31, 1999, options to purchase 47,000 shares of common stock were outstanding under the 1998 Plan and options to purchase 153,000 were available to be granted pursuant to the 1998 Plan.

Sheridan Realty Advisors' Warrants

     Under an advisory agreement that we entered into with Sheridan Realty Advisors effective January 1, 2000, Sheridan Realty Advisors will receive compensation designed to provide an incentive for its performance in the form of an advisory fee based on new real property acquisitions and up to 750,000 five-year warrants to purchase common stock at $5 per share. Issuance of these warrants is subject to the approval of stockholders, which will be requested at our next annual meeting. Exercise of the warrants can occur after January 1, 2003 only if another vesting event has occurred. If approved by stockholders, the warrants are to be issued as of January 1, 2000 and 225,000 warrants will vest immediately. The balance of up to 525,000 warrants vest only upon completion of an acquisition, purchase or long-term lease of real property by us in an aggregate exercise price equal to 2.1% of the Equity Value of the property acquired. "Equity Value" is equal to the acquisition price of the property (before expenses of purchase) less any mortgage debt assumed or incurred in connection with the acquisition plus any capital expenditures and lease-up costs incurred in connection with the property during the first 12 months of ownership. The total amount of Equity Value of real property subject to the incentive compensation provision shall not exceed $25 million. As stated above, even after a warrant vests, it is not exercisable until January 1, 2003.

Compensation Of Outside Directors

     We compensate outside directors $250 per month plus $300 for each meeting of the Board that they attend. We also reimburse directors for expenses incurred in attending meetings and for other expenses incurred on our behalf. In addition, each director who is not our employee or an employee of Sheridan Realty Advisors automatically receives non-qualified non-discretionary options to purchase shares of common stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 22, 2000, there were 2,228,850 shares of our common stock outstanding. The following table sets forth certain information as of March 22, 2000, with respect to the beneficial ownership of our common stock by each director and nominee for director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock:

Name and Address of              Number of Shares               Percentage of
Beneficial Owner                Beneficially Owned (1)       Shares Outstanding
----------------                ----------------------       ------------------

William Atkins                        119,176(2)                   5.3%
1800 Glenarm Place, Suite 500
Denver, Colorado 80202

James F. Etter                        76,479(3)                    3.4%
1800 Glenarm Place, Suite 500
Denver, Colorado 80202

Charles R. Hoffman                    79,500(4)                    3.5%
208 Somerset
Bentonville, Arkansas 72712

D. Scott Ikenberry                    -0-                          0.0%
1800 Glenarm Place, Suite 500
Denver, Colorado 80202

Charles K. Knight                     13,343(5)                     *
1800 Glenarm Place, Suite 500
Denver, Colorado 80202

John A. Labate                        24,000(4)                    1.1%
5260 South Beeler Court
Englewood, Colorado  80111

Robert J. McFann                      77,190(4)                    3.4%
3260 Zephyr Court
Wheat Ridge, Colorado 80033

Alexander S. Hewitt                   138,058 (6)                 6.2 %
1800 Glenarm Place, Suite 500
Denver, CO 80202

John B. Greenman                      -0-                          0.0%
1800 Glenarm Place, Suite 500
Denver, CO 80202

All officers and directors            444,561(2-6)                18.72%
  as a group (nine persons)

----------
*Less than one percent

(1) "Beneficial ownership" is defined in the regulations promulgated by the SEC as having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Includes 31,991 shares of common stock owned directly by Mr. Atkins; 83,185 shares owned by a trust company of which Mr. Atkins is a director and in which he disclaims beneficial ownership; 4,000 shares of common stock underlying currently exercisable options. Excludes up to 750,000 incentive warrants to purchase common stock which could be issued to Sheridan Realty Advisors, LLC, a limited liability company of which Mr. Atkins is a managing member and 20% owner. These warrants are subject to shareholder approval and are described above in "Executive Compensation - Sheridan Realty Advisors Warrants" and below in Transactions Between The Company And Related Parties Agreement With Sheridan Realty Advisors.

(3) Consists of an aggregate of 22,979 shares of common stock owned by Mr. Etter, his wife, and minor daughter, 48,000 shares of common stock underlying currently exercisable options, and an aggregate of 5,500 shares of common stock underlying warrants owned by Mr. Etter and his wife. See "Executive Compensation--Employment Contracts And Termination Of Employment And Change-In-Control Arrangements--Option Grants" for additional information concerning Mr. Etter's options.

(4) Includes the following numbers of shares underlying options to purchase shares of common stock that currently are exercisable that were granted to each outside director pursuant to our 1995 and 1998 Stock Option Plans:
     Charles Hoffman, 24,000; John Labate, 24,000; and Robert McFann, 24,000. The number of shares indicated also includes the following numbers of shares underlying common stock purchase warrants that currently are exercisable that are held by each of the following persons: Charles Hoffman, 8,000; and Robert J. McFann, 4,000.

(5) Includes 9,343 shares of common stock owned directly by Mr. Knight and 4,000 shares of common stock underlying currently exercisable options. Excludes up to 750,000 incentive warrants to purchase common stock which could be issued to Sheridan Realty Advisors, LLC, a limited liability company of which Mr. Knight is a managing member and 20% owner. These warrants are subject to shareholder approval and are described above in "Executive Compensation - Sheridan Realty Advisors Warrants" and below in "Transactions Between The Company And Related Parties - Agreement With Sheridan Realty Advisors".

(6) Includes 54,873 shares of common stock owned directly by Mr. Hewitt; 83,185 shares owned by a trust company of which Mr. Hewitt is a director on behalf of various trust of which Mr. Hewitt is also a beneficiary. Mr. Hewitt disclaims beneficial ownership of 28,496 of these shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have been involved in the following transactions with our current and past directors and officers and by persons known by us to be the beneficial owners of five percent or more of our common stock.

Asset Purchases

     Purchase Of State Of Texas Buildings

     In June and July 1998, we acquired 11 office buildings in Texas that are leased to various Texas government agencies. The aggregate purchase price for these buildings included approximately $6,300,000 and 207,200 shares of our common stock at the rate of $5.00 per share. As part of those transactions, the sellers of the properties paid Colorado Bighorn Corporation aggregate commissions of $75,830 and 4,390 shares of common stock. Maxine G. Hedlund, who beneficially owned more than five percent of our outstanding common stock at the time of the transaction, controls and is the President and a director of Colorado Bighorn.

     Purchase Of Four Office Buildings

     In August 1998, we acquired four additional office buildings located in Texas. The primary tenants in each building are branches of Bank Of America, N.A. The aggregate purchase price for the four buildings was $3,625,000. As part of that transaction, we paid Colorado Bighorn aggregate commissions of 13,500 shares of our common stock at the rate of $5.00 per share.

     Purchase Of Keystone Buildings

     On August 12, 1999, we completed the acquisition of three office buildings, known as the Keystone Buildings, located in suburban Indianapolis, Indiana from Sheridan Realty Partners, L.P., an affiliate of Sheridan Realty Advisors, LLC, our advisor, and an affiliate of Messrs. Atkins, Ikenberry, Knight, Hewitt and Greenman, senior members of our management team. The Keystone Buildings contain a total of 95,836 square feet of rentable space. The total purchase price for the Keystone Buildings was $7,944,000, which we paid by assuming approximately $5,255,000 of existing debt and $116,400 of related escrow balances on the properties and issuing 541,593 shares of our common stock at the rate of $4.75 per share. We will issue additional shares if the weighted average trading price of our common stock is not at least $4.75 for the 15 trading days preceding the first anniversary of the acquisition of the Keystone Buildings. In conjunction with the assumption of the debt, we also agreed to indemnify the original guarantors of this debt if we fail to repay it.

     As required pursuant to the Purchase And Sale Agreement with Sheridan Realty Partners, L.P. regarding our acquisition of the Keystone Buildings, we appointed William Atkins and Charles K. Knight to our Board. In December 1999, Mr. Atkins was elected as our Chief Executive Officer. Mr. Atkins is the President and a 16.5% owner of Sheridan Realty Corp., which is the general partner of Sheridan Realty Partners. Sheridan Realty Corp. holds a one percent interest in Sheridan Realty Partners as the general partner and an additional 3.1335% interest as a limited partner. In connection with the acquisition of the Keystone Buildings, Mr. Atkins received approximately 30,196 of the shares of our common stock paid by us as a portion of the purchase price. A trust company for which Mr. Atkins serves as a director serves as trustee for trusts that also received shares of our common stock. Mr. Atkins has no beneficial interest in any shares held by the trust company. Mr. Atkins is also the Chairman and a 20.0% owner of Sheridan Realty Advisors, LLC.

     We hired Sheridan Development, LLC to manage the Keystone Buildings for a one-year term commencing on July 1, 1999. During that term, Sheridan Development is responsible for all aspects of the management and operation of the Keystone Buildings and coordinating the leasing of the Keystone Buildings. As compensation, we pay a management fee equal to 5% of the gross monthly rental income received from the Keystone Buildings. Mr. Atkins is the co-manager, President and a 25.05% owner of Sheridan Development. Mr. Knight is a Vice President and 9.9% owner of Sheridan Development and the President and a 20.0% owner of Sheridan Realty Advisors, LLC. This management agreement was effectively terminated as of January 1, 2000 when Sheridan Realty Advisors became the property manager for all of our properties other than the Texas properties.

         After we purchased the Keystone Buildings, Charles K. Knight purchased from the Crawford, Wilson, Ryan & Agulnick, P.C. Profit Sharing Plan (the "Plan"), a partner in Sheridan Realty Partners, L.P., the 5,343 shares to be received by the Plan as a portion of the purchase price. Mr. Knight paid the Plan $4.40 per share. Mr. Knight was appointed to our Board pursuant to the terms of the Purchase And Sale Agreement with Sheridan and, in December 1999, Mr. Knight was elected as our Secretary.

     Additionally, after our purchase of the Keystone Buildings, William Atkins and the Alexander S. Hewitt Revocable Trust purchased 3,589 shares of common stock from John B. Greenman at a price of $4.75 per share. John Greenman is an employee of Sheridan Realty Advisors, LLC. Alexander S. Hewitt also received approximately 53,079 of the shares of common stock paid by us as a portion of the purchase price for the Keystone Buildings. Mr. Hewitt is Executive Vice President and a 17.5% owner of Sheridan Realty Corp., which is the general partner of Sheridan Realty Partners. The Alexander S. Hewitt Revocable Trust is also a 20% owner of Sheridan Realty Corp. A trust company for which Mr. Hewitt serves as a director serves as trustee for trusts that received an aggregate of 83,185 additional shares of common stock. Mr. Hewitt is also a beneficiary of some of these trusts. Mr. Hewitt is also the Vice-Chairman and a 20.00% owner of Sheridan Realty Advisors, LLC. Mr. Greenman, our Vice President, is also a Vice President of Sheridan Realty Advisors, LLC. Mr. Ikenberry, our Chief Financial Officer, is also the Chief Financial Officer of Sheridan Realty Advisors, LLC. Both Mr. Greenman and Mr. Ikenberry are 20.0% owners of Sheridan Realty Advisors, LLC

     Other than as described in this section, there are no material relationships between us and our directors, executive officers or known holders of more than five percent of our common stock.

Agreement With Sheridan Realty Advisors

     Effective January 1, 2000, we entered into an agreement with Sheridan Realty Advisors, LLC for it to assume responsibility for our day-to-day operations. Sheridan Realty Advisors will manage our assets and will assist and advise our Board on real estate acquisitions and investment opportunities. We will pay Sheridan Realty Advisors an administrative fee and a property management and accounting fee for these services. Our agreement with Sheridan Realty Advisors provides that the costs for these services in fiscal 2000 will be no greater than the costs incurred by us for providing these services ourselves or in obtaining them from outside sources in fiscal year 1999. In addition, Sheridan will receive incentive compensation in the form of five-year warrants to purchase our common stock at $5 per share and an advisory fee based on new real property acquisitions. Issuance of the warrants is subject to stockholder approval, which will be requested at our next Annual Meeting of Stockholders. Mr. Atkins is the co-manager, chairman and a 20.00% owner of Sheridan Realty Advisors, LLC. Mr. Knight is the co-manager, President and a 20.00% owner of Sheridan Realty Advisors, LLC.

Conflicts Of Interest Policies

     The Board and our officers are subject to certain provisions of Maryland law which are designed to eliminate or minimize the effects of certain potential conflicts of interest. In addition, the Bylaws provide that any transaction between us and an interested party must be fully disclosed to the Board, and that a majority of the directors not otherwise interested in the transaction (including a majority of independent directors) must make a determination that the transaction is fair, competitive and commercially reasonable and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

     All future transaction between us and our officers, directors and five percent shareholders will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of independent, disinterested directors of the Company. We believe that by following these procedures, the Company will be able to mitigate the possible effects of these conflicts of interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.
         ---------

     Exhibit Index

  Number   Description
  ------   -----------

  2        Form Of Agreement And Plan Of Merger Of The Company And AMVP Inc.
           (to reincorporate in Maryland) (1)

  3.1      Articles Of Incorporation (2)

  3.2      Bylaws (3)

  4.1      Specimen Common Stock Certificate (4)

  4.2      Form of Stock Warrant Agreement (5)

  10.1 Purchase And Sale Agreement dated April 26, 1999 (Sheridan Realty Partners, L.P.)(6)

  10.2 Advisory Agreement with Sheridan Realty Advisors, LLC dated January 1, 2000 (7)

  10.3     1995 Stock Option Plan (8)

  10.4     1998 Stock Option Plan (9)

  10.5     Form of Commercial Contract To Buy And Sell Real Estate (10)

  10.6 Schedule Of Material Terms Of Commercial Contracts To Buy And Sell Real Estate (10)

  10.7 Agreement Of Sale dated February 24, 2000 between AmeriVest Broadway Properties Inc. and Jones Panorama Property, Inc. (11)

  10.8     Form of Subscription Agreement (11)

  10.9     Form of Escrow Agreement between the Company and U.S. Bank (11)

  24       Power of Attorney (included in Part II of Registration Statement)

  27       Financial Data Schedule

--------------------

(1) Incorporated by reference from Exhibit A of the Company's Proxy Statement concerning the Company's June 29, 1999 Annual Meeting Of Stockholders.

(2) Incorporated by reference from Exhibit B of the Company's Proxy Statement concerning the Company's June 29, 1999 Annual Meeting Of Stockholders.

(3) Incorporated by reference from Exhibit C of the Company's Proxy Statement concerning the Company's June 29, 1999 Annual Meeting Of Stockholders.

(4) Incorporated by reference from Exhibit 4.1(a) of the Company's Registration Statement on Form SB-2 filed with the SEC on June 21, 1996 (Registration No. 333-5114-D).

(5) Incorporated by reference from Exhibit 4.1(b) of the Company's Registration Statement on Form SB-2 filed with the SEC on June 21, 1996 (Registration No. 333-5114-D).

(6) Incorporated by reference from Exhibit 10.1 of the Company's Proxy Statement concerning the Company's June 29, 1999 Annual Meeting Of Shareholders.

(7) Incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 18, 2000.

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(9) Incorporated by reference from the Company's Proxy Statement concerning the Company's May 21, 1998 Annual Meeting Of Stockholders filed with the SEC on March 30, 1998.

(10) Incorporated by reference from the Company's Current Report on Form 8-K dated July 13, 1998.

(11) Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000.

     (b) Reports On Form 8-K. During the last quarter of the fiscal year ended December 31, 1999, we did not file a report on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERIVEST PROPERTIES INC.


Date:  March 30, 2000            By:  /s/  William Atkins
                                      ------------------------------------------
                                      William Atkins, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                       Title                        Date
         ----------                       -----                        ----


/s/  James F. Etter         President and Director              March 30, 2000
---------------------------
James F. Etter


/s/                         Director                            March ___, 2000
---------------------------
Charles R. Hoffman


/s/                         Director                            March ___, 2000
---------------------------
John A. Labate


/s/  Robert J. McFann       Director                             March 30, 2000
---------------------------
Robert J. McFann


/s/  William T. Atkins      Chief Executive Officer              March 30, 2000
--------------------------- (Principal Executive Officer)
William T. Atkins           and Director


/s/  Charles K. Knight      Secretary and Director               March 30, 2000
---------------------------
Charles K. Knight


/s/  D. Scott Ikenberry     Chief Financial Officer (Principal   March 30, 2000
--------------------------- Financial Officer)
D. Scott Ikenberry

Exhibit Index

Number   Description
------   -----------

2 Form Of Agreement And Plan Of Merger Of The Company And AMVP Inc. (to reincorporate in Maryland) (1)

3.1      Articles Of Incorporation (2)

3.2      Bylaws (3)

4.1      Specimen Common Stock Certificate (4)

4.2      Form of Stock Warrant Agreement (5)

10.1 Purchase And Sale Agreement dated April 26, 1999 (Sheridan Realty Partners, L.P.)(6)

10.2 Advisory Agreement with Sheridan Realty Advisors, LLC dated January 1, 2000 (7)

10.3     1995 Stock Option Plan (8)

10.4     1998 Stock Option Plan (9)

10.5     Form of Commercial Contract To Buy And Sell Real Estate (10)

10.6 Schedule Of Material Terms Of Commercial Contracts To Buy And Sell Real Estate (10)

10.7 Agreement Of Sale dated February 24, 2000 between AmeriVest Broadway Properties Inc. and Jones Panorama Property, Inc. (11)

10.8     Form of Subscription Agreement (11)

10.9     Form of Escrow Agreement between the Company and U.S. Bank (11)

24       Power of Attorney (included in Part II of Registration Statement)

27       Financial Data Schedule

--------------------

(1) Incorporated by reference from Exhibit A of the Company's Proxy Statement concerning the Company's June 29, 1999 Annual Meeting Of Stockholders.

(2) Incorporated by reference from Exhibit B of the Company's Proxy Statement concerning the Company's June 29, 1999 Annual Meeting Of Stockholders.

(3) Incorporated by reference from Exhibit C of the Company's Proxy Statement concerning the Company's June 29, 1999 Annual Meeting Of Stockholders.

(4) Incorporated by reference from Exhibit 4.1(a) of the Company's Registration Statement on Form SB-2 filed with the SEC on June 21, 1996 (Registration No. 333-5114-D).

(5) Incorporated by reference from Exhibit 4.1(b) of the Company's Registration Statement on Form SB-2 filed with the SEC on June 21, 1996 (Registration No. 333-5114-D).

(6) Incorporated by reference from Exhibit 10.1 of the Company's Proxy Statement concerning the Company's June 29, 1999 Annual Meeting Of Shareholders.

(7) Incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 18, 2000.

(8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(9) Incorporated by reference from the Company's Proxy Statement concerning the Company's May 21, 1998 Annual Meeting Of Stockholders filed with the SEC on March 30, 1998.

(10) Incorporated by reference from the Company's Current Report on Form 8-K dated July 13, 1998.

(11) Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000.