Form 10QSB
period 2000-03-31
AMERIVEST PROPERTIES INC
filed 2000-05-15
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2000.

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _____________ to _______________

     Commission file number 1-14462

                            AmeriVest Properties Inc.
                            -------------------------
       (Exact name of small business issuer as specified in its charter.)


           Maryland                                          84-1240264
           --------                                          ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   No.)


1800 Glenarm Place, Suite 500
Denver, Colorado                                               80202
----------------                                               -----
                                                             (Zip Code)

                                 (303) 297-1800
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

As of May 12, 2000 the Registrant had outstanding 2,228,850 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):

Yes ___  No  X

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                 MARCH 31, 2000



                                Table of Contents
                                -----------------

                                                                        Page No.
Part I

Item 1.    Condensed Consolidated Financial Statements
               Condensed Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999                     3
               Condensed Consolidated Statements of Operations for
                  the Three Months Ended March 31, 2000 and 1999           4
               Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 2000 and 1999           5
               Notes to Condensed Consolidated Financial Statements        6


Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations               7



Part II

Item 5.    Other Information                                              10

Item 6.    Exhibits and Reports on Form 8-K                               10



                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                         ASSETS                          March 31,      December 31,
                                                           2000            1999
                                                       ------------    ------------
                                                       (Unaudited)
ASSETS
Investment in real estate
   Land                                                $  6,052,418    $  6,052,418
   Buildings and improvements                            27,664,929      27,643,666
   Furniture, fixtures and equipment                        322,312         323,838
   Tenant improvements                                      670,226         670,267
      Less accumulated depreciation and amortization     (6,879,723)     (6,610,743)
                                                       ------------    ------------

         Net Investment in Real Estate                   27,830,162      28,079,446

   Cash and cash equivalents                                379,860         458,336
   Escrow deposit                                           514,059         509,556
   Tenant accounts receivable                                61,718          61,886
   Deferred financing costs, net                            535,858         547,609
   Prepaid expenses and other assets                        583,962         657,625
                                                       ------------    ------------

                                                       $ 29,905,619    $ 30,314,458
                                                       ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Mortgage loans and notes payable                    $ 22,383,463    $ 22,467,915
   Accounts payable and accrued expenses                    233,666         186,802
   Accrued interest                                         142,151         142,551
   Accrued real estate taxes                                354,895         624,880
   Prepaid rents and security deposits                      418,015         366,072
   Dividends payable                                        267,462         267,462
                                                       ------------    ------------

         Total Liabilities                               23,799,652      24,055,682
                                                       ------------    ------------


STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
      Authorized - 5,000,000 shares
      Issued and outstanding - none                            --              --
   Common stock, $.001 par value
      Authorized - 15,000,000 shares
      Issued and outstanding - 2,228,850 shares               2,229           2,229

   Capital in excess of par value                         8,179,723       8,179,723
   Distributions in excess of accumulated earnings       (2,075,985)     (1,923,176)
                                                       ------------    ------------

         Total Stockholders' Equity                       6,105,967       6,258,776
                                                       ------------    ------------

                                                       $ 29,905,619    $ 30,314,458
                                                       ============    ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                       3

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                        2000             1999
                                                     ----------       ----------
                                                     (Unaudited)     (Unaudited)


REAL ESTATE OPERATING REVENUE
Rental Revenue
   Commercial properties                             $1,297,682       $1,001,102
   Storage properties                                   315,195          327,702
                                                     ----------       ----------

                                                      1,612,877        1,328,804
                                                     ----------       ----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
      Operating expenses                                412,173          334,041
      Real estate taxes                                 157,079          139,645
      Management fees                                    78,853           22,098
      General and administrative                        133,821          153,918
   Interest                                             437,493          363,564
   Depreciation and amortization                        287,878          243,781
                                                     ----------       ----------

                                                      1,507,297        1,257,047
                                                     ----------       ----------

OTHER INCOME
   Interest income                                        9,073             --
                                                     ----------       ----------

                                                          9,073             --
                                                     ----------       ----------

NET INCOME                                           $  114,653       $   71,757
                                                     ==========       ==========

NET INCOME PER COMMON SHARE
   Basic                                             $     0.05       $     0.04
                                                     ==========       ==========

   Diluted                                           $     0.05       $     0.04
                                                     ==========       ==========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic                                              2,228,850        1,658,770
                                                     ==========       ==========

   Diluted                                            2,230,018        1,662,520
                                                     ==========       ==========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                                   March 31,
                                                               2000        1999
                                                            ---------    ---------
                                                           (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                               $ 114,653    $  71,757
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                        287,878      244,428
         Changes in assets and liabilities
            Increase in escrow deposits                        (4,503)        --
            Decrease (increase) in receivables                    168      (17,432)
            Decrease in prepaid expenses and other assets      69,709       77,740
            Increase (decrease) in accounts payable            46,864       (7,741)
            Decrease in accruals                             (218,442)    (261,721)
                                                            ---------    ---------

   Net cash provided by operating activities                  296,327      107,031
                                                            ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to investments in real estate                    (22,889)     (37,533)
                                                            ---------    ---------

   Net cash flows from investing activities                   (22,889)     (37,533)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on mortgage loans                                 (84,452)     (70,506)
   Dividends paid                                            (267,462)    (199,052)
                                                            ---------    ---------

   Net cash flows from in financing activities               (351,914)    (269,558)
                                                            ---------    ---------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                              (78,476)    (200,060)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                        458,336      441,316
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                            $ 379,860    $ 241,256
                                                            =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid for interest during the period              $ 437,893    $ 363,564
                                                            =========    =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                       5

                            AMERIVEST PROPERTIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000


1.   General
     -------

     The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31,1999. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.   Agreement with Sheridan Realty Advisors, LLC
     --------------------------------------------

     Effective January 1, 2000, all of the Company's properties are managed under an agreement with Sheridan Realty Advisors, LLC ("Sheridan"), which also manages day-to-day operations of the Company and assists and advises the Board of Directors on real estate acquisitions and investment opportunities. Certain senior members of Sheridan are members of the Company's management team and of the Company's Board of Directors. Sheridan receives an administrative fee and a property management and accounting fee for these services. Our agreement with Sheridan provides that the cost for these services in fiscal year 2000 will be no greater than the costs incurred by us for providing these services ourselves, or from obtaining them from other outside sources, in fiscal year 1999. In addition, Sheridan will receive incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of our common stock at $5 per share and an advisory fee based on new property acquisitions. Issuance of the warrants is subject to shareholder approval, which is being requested in a separate proxy statement dated May 2, 2000.

3.   Stock Offering
     --------------

     On March 29, 2000, our Registration Statement became effective with the Securities and Exchange Commission for a $10 million common stock and warrants offering. The offering has a minimum of 200,000 units and a maximum of 1,000,000 units. Each unit consists of two shares of common stock and one redeemable common stock purchase warrant. The units are being sold at $10 per unit. The offering period is for 60 days; however, the Company's Board of Directors may extend the offering period for up to 60 additional days. The proceeds from the sale of these units, after payment of expenses of the offering, will be used to acquire real estate properties, to repay debt or to increase working capital.

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

                             Results Of Operations
                             ---------------------

Three Months Ended March 31, 2000, Compared With Three Months Ended March 31, 1999.
-----------------------------------------------------------------------------

     Revenues for first quarter 2000 increased approximately $284,000, and operating expenses, real estate taxes, interest, and depreciation and amortization increased approximately $78,000, $17,000, $74,000 and $44,000, respectively, for a total increase of $213,000 as compared with March 31, 1999. Such increases resulted primarily from inclusion of the operations of the Keystone Office Park as of July 1, 1999, offset by the elimination of income and expenses from the operations of the Broadway property which was sold on December 13, 1999. Management fees increased by approximately $57,000 and general and administrative expenses decreased approximately $20,000 due primarily to the acquisition of Keystone Office Park and the management agreement with Sheridan Realty Advisors, LLC in 2000 versus internal management in 1999. The Company also had interest income of $9,073 for the 2000 period, as compared with $0 for the 1999 period, primarily as a result of funds being held in escrow from the sale of the Broadway property for an IRS Section 1031 exchange.

     Net income for the three months ended March 31, 2000 was $114,653, or $.05 per share (basic and diluted), as compared to $71,757, or $.04 per share (basic and diluted), for the three months ended March 31, 1999.

              Financial Condition, Liquidity And Capital Resources
              ----------------------------------------------------

IRS Section 1031 Exchange
-------------------------

     On December 13, 1999, we completed the sale of our Broadway industrial office and showroom building in Denver, Colorado for $2.1 million, resulting in a gain on the sale of the property of approximately $720,000.

     On February 24, 2000, we entered into an Agreement of Sale to purchase for $5.9 million a three-story office building containing approximately 62,000 square feet on approximately six acres of land in southeast Denver, Colorado. The transaction is subject to normal due diligence and is expected to close during the second quarter of 2000. The acquisition will be completed with approximately $514,000 of funds being held in escrow and on deposit as part of the "1031 Exchange" from the sale of the Broadway property, proceeds from a stock offering and mortgage financing.

     From December 31, 1999 to March 31, 2000, net investment in real estate decreased approximately $249,000. The net decrease was primarily due to depreciation for the three-month period of $269,000 net of capitalized improvements to properties of approximately $21,000.

     At March 31, 2000, the Company had approximately $380,000 of cash and cash equivalents, including approximately $267,500 of cash to be utilized for a stockholder dividend distribution, which was paid on April 17, 2000. The Company also had approximately $514,000 in escrow for its "1031 Exchange" referred to earlier. Tenant receivables did not significantly change in 2000 compared to 1999. Deferred financing costs, net, decreased approximately $12,000 due to normal amortization. Prepaid expenses and other assets decreased by approximately $74,000 primarily as a result of normal business fluctuations.

     Mortgage loans payable decreased by approximately $84,000 due to scheduled principal payments. Accounts payable and accrued expenses, and prepaid rents and security deposits increased by approximately $47,000 and $52,000, respectively, due primarily to normal business fluctuations. Accrued interest and dividends payable remained constant. Accrued real estate taxes decreased by approximately $270,000 due to the payment of 1999 real estate taxes in January 2000.

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

     Management believes that the cash flow from its properties, together with its existing bank line of credit, will be sufficient to meet the Company's working capital needs for the next year. The Company has a short-term revolving credit line from Norwest Bank Colorado in the amount of $300,000. At March 31, 2000, the Company had no outstanding balance on the line of credit.

     Management believes that inflation should not have a material adverse effect on the Company. The Company's office leases require the tenants to pay increases in operating expenses, and the self-storage leases are short-term so that there are no contractual restraints against increasing rents to attempt to respond to inflationary pressures, if any inflationary pressures should materialize.

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

New Accounting Principles
-------------------------

     The FASB recently issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the effect of this new standard.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to implement SAB 101 during the second quarter of 2000. The Company is currently assessing the effect of implementing SAB 101.

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

     None.

Item 6. Exhibits And Reports On Form 8-K.
-----------------------------------------

     (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:

                           27. Financial Data Schedule

     (b) During the quarter ended March 31, 2000, the Registrant filed a Current Report on Form 8-K reporting an event occurring on January 1, 2000.

     (c) In April, 2000, the registrant filed a Form 8-K describing the appointment of Arthur Andersen LLP as its auditors.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMERIVEST PROPERTIES INC.


May 15, 2000
                                                By: /s/ D. Scott Ikenberry
                                                --------------------------
                                                D. Scott Ikenberry
                                                Chief Financial Officer