Form 10QSB
period 2000-06-30
AMERIVEST PROPERTIES INC
filed 2000-08-14
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2000.

         OR

  [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from                 to
                                        ----------------  -------------------

         Commission file number 1-14462

                            AmeriVest Properties Inc.
                           --------------------------
       (Exact name of small business issuer as specified in its charter.)


         Maryland                                              84-1240264
  --------------------------------                        --------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

1800 Glenarm Place, Suite 500
Denver, Colorado                                                  80202
----------------------------------                        ---------------------
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

As of August 11, 2000 the Registrant had outstanding 2,493,260 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes       No   X
   -------  -------

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                  JUNE 30, 2000



                                Table of Contents
                                -----------------

                                                                       Page No.
Part I

Item 1.  Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets as of
               June 30, 2000 (Unaudited) and December 31, 1999               3
             Condensed Consolidated Statements of Operations for
               the Three Months and Six Months ended June 30, 2000
               and 1999 (Unaudited)                                          4
             Condensed Consolidated Statements of Cash Flows for
               the Six Months Ended June 30, 2000 and 1999 (Unaudited)       5
             Notes to Condensed Consolidated Financial Statements            6


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   7



Part II

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11


                     AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                ASSETS                     June 30,       December 31,
                                                             2000            1999
                                                            ------          ------
                                                         (Unaudited)
ASSETS
Investment in real estate
   Land                                                 $  7,098,379    $  6,052,418
   Buildings and improvements                             32,575,927      27,643,666
   Furniture, fixtures and equipment                         322,312         323,838
   Tenant improvements                                       718,557         670,267
      Less accumulated depreciation and amortization      (7,165,288)     (6,610,743)
                                                        ------------    ------------

         Net Investment in Real Estate                    33,549,887      28,079,446



   Cash and cash equivalents                                 491,374         458,336
   Escrow deposit                                               --           509,556
   Tenant accounts receivable                                 40,153          61,886
   Straight-line rents receivable                            126,279            --
   Deferred financing costs, net                             570,615         547,609
   Tenant leasing commissions, net                           460,966          52,005
   Prepaid expenses and other assets                         628,530         605,620
                                                        ------------    ------------

                                                        $ 35,867,804    $ 30,314,458
                                                        ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Mortgage loans and notes payable                     $ 27,790,393    $ 22,467,915
   Accounts payable and accrued expenses                     496,516         186,802
   Accrued interest                                          144,987         142,551
   Accrued real estate taxes                                 509,381         624,880
   Prepaid rents and security deposits                       709,691         366,072
   Dividends payable                                         267,462         267,462
                                                        ------------    ------------

         Total Liabilities                                29,918,430      24,055,682
                                                        ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
      Authorized - 5,000,000 shares
      Issued and outstanding - none                             --              --
   Common stock, $.001 par value
      Authorized - 15,000,000 shares
      Issued and outstanding - 2,228,850 shares                2,229           2,229
   Capital in excess of par value                          8,179,723       8,179,723
   Distributions in excess of accumulated earnings        (2,232,578)     (1,923,176)
                                                        ------------    ------------

         Total Stockholders' Equity                        5,949,374       6,258,776
                                                        ------------    ------------

                                                        $ 35,867,804    $ 30,314,458
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

                                         3

                     AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three Months Ended         Six Months Ended
                                            June 30,                 June 30,
                                          (Unaudited)              (Unaudited)
                                      2000         1999         2000         1999
                                   ----------   ----------   ----------   ----------
REAL ESTATE OPERATING REVENUE
Rental Revenue
   Commercial properties           $1,415,504   $  958,412   $2,713,186   $1,959,514
   Storage properties                 329,132      352,936      644,327      680,638
                                   ----------   ----------   ----------   ----------

                                    1,744,636    1,311,348    3,357,513    2,640,152
                                   ----------   ----------   ----------   ----------



REAL ESTATE OPERATING EXPENSES
   Property operating expenses
      Operating expenses              478,525      375,255      890,698      709,296
      Real estate taxes               173,172      127,414      330,251      267,059
      Management fees                  81,114       22,126      159,967       44,224
      General and administrative      109,728      157,318      243,549      311,236
   Interest                           517,267      357,080      954,760      720,644
   Depreciation and amortization      281,779      246,537      569,657      490,318
                                   ----------   ----------   ----------   ----------

                                    1,641,585    1,285,730    3,148,882    2,542,777
                                   ----------   ----------   ----------   ----------



OTHER INCOME
   Interest income                      7,817        5,376       16,891        5,376
                                   ----------   ----------   ----------   ----------

                                        7,817        5,376       16,891        5,376
                                   ----------   ----------   ----------   ----------

NET INCOME                         $  110,868   $   30,994   $  225,522   $  102,751
                                   ==========   ==========   ==========   ==========


NET INCOME PER COMMON SHARE:

   BASIC                           $     0.05   $     0.02   $     0.10   $     0.06
                                   ==========   ==========   ==========   ==========
   DILUTED                         $     0.05   $     0.02   $     0.10   $     0.06
                                   ==========   ==========   ==========   ==========


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:

   BASIC                            2,228,850    1,658,770    2,228,850    1,658,770
                                    =========    =========   ==========   ==========
   DILUTED                          2,229,687    1,664,145    2,229,830    1,664,145
                                    =========    =========   ==========   ==========


        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                       4


                           AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Six Months Ended
                                                                                June 30,
                                                                           2000           1999
                                                                       -----------    -----------
                                                                       (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                          $   225,522    $   102,751
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                     595,670        490,318
         Mortgage interest expense accrual                                  46,836           --
         (Increase) in straight-line rents receivable                     (126,279)          --
      Changes in assets and liabilities
         Decrease in Tenant accounts receivable                             21,733            393
         (Increase) decrease in prepaid expenses & other assets            (26,865)        84,324
         Increase in accounts payable                                      309,715         62,985
         Increase (decrease) in accrued liabilities                        230,556       (195,832)
                                                                       -----------    -----------

   Net cash provided by operating activities                             1,276,888        544,939
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Release of escrow deposit                                               509,556           --
   Increase in leasing commissions                                        (419,937)        (9,557)
   Additions to investments in real estate                              (6,025,167)       (88,592)
                                                                       -----------    -----------

   Net cash flows from investing activities                             (5,935,548)       (98,149)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to mortgages and notes payable                              5,444,860           --
   Payments on mortgage loans                                             (169,218)      (118,808)
   Increase in loan financing costs                                        (49,020)          --
   Dividends paid                                                         (534,924)      (398,104)
                                                                       -----------    -----------

   Net cash flows from financing activities                              4,691,698       (516,912)
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                            33,038        (70,122)


CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                     458,336        441,316
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                       $   491,374    $   371,194
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid for interest during the period                         $   879,564    $   714,435
                                                                       ===========    ===========


               The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                              5

                            AMERIVEST PROPERTIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000


1.  General
    -------

     The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31,1999. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

     The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.  Agreement with Sheridan Realty Advisors, LLC
    --------------------------------------------

     Effective January 1, 2000, all of the Company's properties are managed under an agreement with Sheridan Realty Advisors, LLC ("Sheridan"), which also manages day-to-day operations of the Company and assists and advises the Board of Directors on real estate acquisitions and investment opportunities. Certain senior members of Sheridan are members of the Company's management team and of the Company's Board of Directors. Sheridan receives an administrative fee and a property management and accounting fee for these services. Our agreement with Sheridan provides that the cost for these services in fiscal year 2000 will be no greater than the costs incurred by us for providing these services ourselves, or from obtaining them from other outside sources, in fiscal year 1999. In addition, Sheridan may receive incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of our common stock at $5.00 per share and an advisory fee based on new property acquisitions. Issuance of the warrants was approved by the shareholders at the annual meeting on June 6, 2000. According to the agreement, 225,000 of these warrants were granted and vested on the approval date. The vested warrants have an estimated fair value of $6,712, which are being amortized over the life of this agreement.

 3.  Stock Offering
     --------------

     On March 29, 2000, our Registration Statement became effective with the Securities and Exchange Commission for an offering of units consisting of common stock and warrants. The offering was for a maximum of 300,000 units ($3 million), and the units were offered at a price of $10 each. Each unit consists of two shares of common stock and one redeemable common stock purchase warrant.

The offering period has been extended to August 31, 2000, but may be terminated earlier at the discretion of the Board. As of July 31, 2000, approximately $1,400,000 had been raised. The proceeds from the sale of these units, after payment of expenses of the offering, will be used to acquire real estate properties, to repay debt and/or to increase working capital.

4.  Acquisitions and Dispositions
    -----------------------------

     On February 24, 2000, the Company entered into an Agreement of Sale to purchase for $5.9 million a three-story office building containing approximately 62,000 square feet on approximately six acres of land in southeast Denver, Colorado. The transaction closed on May 25, 2000. Funds for closing included approximately $514,000 being held in escrow and on deposit as part of the "1031 Exchange" from the sale of the Broadway property, together with mortgage financing and short-term financing which was partially repaid in August 2000 with proceeds from the stock offering.

     On June 6, 2000, the Company entered into a contract to sell its four self-storage facilities for $8,400,000. This sale is expected to close on August 25, 2000 and the preliminary expected gain on this sale is approximately $2.4 million. The proceeds from this sale will be used to complete an IRS Section 1031 exchange into office assets.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB and elsewhere.

                              Results Of Operations
                              ---------------------

Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999.
--------------------------------------------------------------------------------

     Revenues for second quarter 2000 increased approximately $433,000, and operating expenses, real estate taxes, interest, and depreciation and amortization increased approximately $103,000, $46,000, $160,000 and $35,000, respectively, for a total increase of $344,000 as compared with June 30, 1999. Such increases resulted primarily from inclusion of the operations of the Keystone Office Park as of July 1, 1999 and the operations of Panorama Falls office building for the month of June, 2000, offset by the elimination of income and expenses from the operations of the Broadway property which was sold on December 13, 1999. Revenues for the second quarter 2000 were increased by approximately $126,000 of straight-line rents, primarily from the Panorama Falls office building. Management fees increased by approximately $59,000 and general and administrative expenses decreased approximately $48,000, both of which were due primarily to the acquisition of Keystone Office Park and the management agreement with Sheridan Realty Advisors, LLC in 2000 versus internal management in 1999. The Company also had interest income of $7,818 for the 2000 period, as compared with $5,376 for the 1999 period, primarily as a result of funds being held in escrow during the quarter from the sale of the Broadway property for an IRS Section 1031 exchange.

     Net income for the three months ended June 30, 2000 was $110,868, or $.05 per share (basic and diluted), as compared to $30,994, or $.02 per share (basic and diluted), for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999.
---------------------------------------------------------------------------

Revenues for the first six months of 2000 increased approximately $717,000, and operating expenses, real estate taxes, interest, and depreciation and amortization increased approximately $181,000, $63,000, $234,000 and $79,000, respectively, for a total increase of $557,000 as compared with June 30, 1999. Such increases resulted primarily from inclusion of the operations of the Keystone Office Park as of July 1, 1999 and the operations of Panorama Falls office building for the month of June, 2000, offset by the elimination of income and expenses from the operations of the Broadway property which was sold on December 13, 1999. Revenues for the period ended June 30, 2000 were increased by approximately $126,000 of straight-line rents, primarily from the Panorama Falls office building. Management fees increased by approximately $116,000 and general and administrative expenses decreased approximately $68,000, both of which were due primarily to the acquisition of Keystone Office Park and the management agreement with Sheridan Realty Advisors, LLC in 2000 versus internal management in 1999. The Company also had interest income of $16,891 for the 2000 period, as compared with $5,376 for the 1999 period, primarily as a result of funds being held in escrow from the sale of the Broadway property for an IRS Section 1031 exchange.


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

     On February 24, 2000, the Company entered into an Agreement of Sale to purchase for $5.9 million a three-story office building containing approximately 62,000 square feet on approximately six acres of land in southeast Denver, Colorado. The transaction closed on May 25, 2000. Funds for closing included approximately $514,000 being held in escrow and on deposit as part of the "1031 Exchange" from the sale of the Broadway property, together with mortgage financing and short-term financing which was partially repaid in August 2000 with proceeds from the stock offering.

     On June 6, 2000, the Company entered into a contract to sell its four self-storage facilities for $8,400,000. This sale is expected to close on August 25, 2000 and the preliminarily expected gain on this sale is approximately $2.4 million. The proceeds from this sale will be used to complete an IRS Section 1031 exchange into office building assets.

     From December 31, 1999 to June 30, 2000, net investment in real estate increased approximately $5,470,500. The net increase was primarily due to the acquisition of the Panorama Falls office building plus other capitalized improvements of approximately $166,000, less normal depreciation for the six-month period of approximately $570,000.

     At June 30, 2000, the Company had approximately $491,000 of cash and cash equivalents, including approximately $267,500 of cash to be utilized for a stockholder dividend distribution, which was paid on July 17, 2000. Tenant receivables decreased by approximately $22,000 compared to 1999 due to normal collection procedures. Straight-line rents receivable increased by approximately $126,000 due primarily to the addition of the Panorama Falls office building. Deferred financing costs decreased approximately $23,000 due to normal amortization. Tenant leasing commissions increased by approximately $409,000 as a result of leasing activity at Keystone office Park and the Panorama Falls office building. Prepaid expenses and other assets increased by approximately $23,000 primarily as a result of normal business fluctuations.

     Mortgage loans payable increased by approximately $5,322,500 due to the addition of the mortgage on the Panorama Falls office building less scheduled principal payments. Accounts payable and accrued expenses, and prepaid rents and security deposits increased by approximately $310,000 and $343,500, respectively, due primarily to deferred leasing commissions on the major tenant at the Panorama Falls office building and a $335,000 security deposit from the same tenant. Accrued interest and dividends payable remained constant. Accrued real estate taxes decreased by approximately $115,500 due to the payment of 1999 real estate taxes in the first half of 2000, plus normal accruals of current taxes.

     The Company desires to acquire additional properties and, in order to do so, it will need to raise additional debt or equity capital. The Company also intends to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions. The issuance of such securities or increase in debt for additional properties, of which there is no assurance on the ability to obtain additional debt or equity capital, could adversely affect the amount of dividends paid to stockholders.

     Management believes that the cash flow from its properties, together with its existing bank line of credit, will be sufficient to meet the Company's working capital needs for the next year. The Company has a short-term revolving credit line from Norwest Bank Colorado in the amount of $300,000. At June 30, 2000, the Company had an outstanding balance on the line of credit of $300,000. This was used as a short-term loan to close the purchase of the Panorama Falls office building and was paid down completely in August 2000 from the initial proceeds of the Company's offering.

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

     In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. During July 2000, the SEC delayed the effective date of SAB 101 to the fourth quarter of 2000, retroactive to January 1, 2000. The Company is currently assessing the effect of implementing SAB 101.

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

Item 5.  Other Information
         -----------------

               None.

Item 6.   Exhibits And Reports On Form 8-K.
          ---------------------------------

          (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:

                              27.   Financial Data Schedule

          (b) On January 18, 2000, the Registrant filed a Current Report on Form 8-K describing the agreement with Sheridan Realty Advisors, LLC which became effective on January 1, 2000.

          (c) On April 7, 2000, the Registrant filed a Form 8-K describing the appointment of Arthur Andersen LLP as its auditors.

          (d) On June 9, 2000, the Registrant filed a Form 8-K describing the acquisition of the Panorama Falls office building on May 25, 2000.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERIVEST PROPERTIES INC.


August 12, 2000
                                             By: /s/ D. Scott Ikenberry
                                                -----------------------------
                                                    D. Scott Ikenberry
                                                 Chief Financial Officer