Form 10QSB
period 2000-09-30
AMERIVEST PROPERTIES INC
filed 2000-11-14
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2000.

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ______________ to ______________

     Commission file number 1-14462

                            AmeriVest Properties Inc.
                           ---------------------------
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

As of November 14, 2000 the Registrant had outstanding 2,960,634 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes     No X
   ---    ---

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               SEPTEMBER 30, 2000



                                Table of Contents
                                -----------------

                                                                        Page No.
                                                                        --------
Part I

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of
            September 30, 2000 (Unaudited) and December 31, 1999              3

        Condensed Consolidated Statements of Operations for the
            Three Months and Nine Months ended September 30, 2000
             and 1999 (Unaudited)                                             4

        Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2000 and 1999 (Unaudited)        5

        Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                      7


Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    10



Part II

Item 5. Other Information                                                    15

Item 6. Exhibits and Reports on Form 8-K                                     15



                     AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                      ASSETS                                As of            As of
                                                        September 30,    December 31,
                                                             2000            1999
                                                         ------------    ------------
                                                         (Unaudited)
Investment in real estate
   Land                                                  $  8,850,720    $  6,052,418
   Buildings and improvements                              31,402,271      27,643,666
   Furniture, fixtures and equipment                           84,666         323,838
   Tenant improvements                                        560,966         670,267
      Less accumulated depreciation and amortization       (2,949,327)     (6,610,743)
                                                         ------------    ------------

         Net Investment in real estate                     37,949,296      28,079,446

   Cash and cash equivalents                                1,630,999         458,336
   Investment in affiliate                                    672,439            --
   Escrow deposit                                                --           509,556
   Tenant accounts receivable                                  69,864          61,886
   Straight-line rents receivable                             402,746            --
   Deferred financing costs, net                              422,320         547,609
   Tenant leasing commissions, net                            515,816          52,005
   Prepaid expenses and other assets                          646,338         605,620
                                                         ------------    ------------

                                                         $ 42,309,818    $ 30,314,458
                                                         ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Mortgage loans and notes payable                      $ 27,982,897    $ 22,467,915
   Accounts payable and accrued expenses                      993,643         186,802
   Accrued interest                                           104,759         142,551
   Accrued real estate taxes                                  662,114         624,880
   Prepaid rents and security deposits                        618,434         366,072
   Dividends payable                                          370,079         267,462
                                                         ------------    ------------

         Total Liabilities                                 30,731,926      24,055,682
                                                         ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
      Authorized - 5,000,000 shares
      Issued and outstanding - none                              --              --
   Common stock, $.001 par value
      Authorized - 15,000,000 shares
      Issued and outstanding - 2,960,634 shares (2000)
       and 2,228,850 shares (1999)                              2,961           2,229
   Capital in excess of par value                          11,769,050       8,179,723
   Distributions in excess of accumulated earnings           (194,119)     (1,923,176)
                                                         ------------    ------------

         Total Stockholders' Equity                        11,577,892       6,258,776
                                                         ------------    ------------

                                                         $ 42,309,818    $ 30,314,458
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

                                         3

                        AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the                      For the
                                       Three Months Ended            Nine Months Ended
                                          September 30,                September 30,
                                           (Unaudited)                  (Unaudited)
                                       2000           1999         2000            1999
                                   -----------    -----------   -----------    -----------
REAL ESTATE OPERATING REVENUE
Rental Revenue
   Commercial properties           $ 1,696,813    $ 1,294,684   $ 4,409,999    $ 3,254,198
   Storage properties                  217,208        377,343       861,535      1,057,981
                                   -----------    -----------   -----------    -----------

                                     1,914,021      1,672,027     5,271,534      4,312,179
                                   -----------    -----------   -----------    -----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
      Operating expenses               557,756        493,477     1,448,454      1,202,773
      Real estate taxes                162,223        163,429       492,474        430,488
      Management fees                   81,826         39,464       241,793         83,688
      General and administrative       135,222        192,497       378,771        503,733
   Severance payments                  255,442           --         255,442           --
   Interest                            577,303        464,571     1,532,063      1,185,215
   Depreciation and amortization       291,208        291,784       860,865        782,102
                                   -----------    -----------   -----------    -----------

                                     2,060,980      1,645,222     5,209,862      4,187,999
                                   -----------    -----------   -----------    -----------

OTHER INCOME
   Interest income                      18,082          3,784        34,973          9,160
   Share in results of affiliate       (19,424)          --         (19,424)          --
   Gain on sale of real estate       2,556,839           --       2,556,839           --
                                   -----------    -----------   -----------    -----------
                                     2,555,497          3,784     2,572,388          9,160
                                   -----------    -----------   -----------    -----------

NET INCOME                         $ 2,408,538    $    30,589   $ 2,634,060    $   133,340
                                   ===========    ===========   ===========    ===========

NET INCOME PER COMMON SHARE:

   BASIC                           $      0.95    $      0.02   $      1.13    $      0.08
                                   ===========    ===========   ===========    ===========
   DILUTED                         $      0.95    $      0.02   $      1.13    $      0.08
                                   ===========    ===========   ===========    ===========


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:

   BASIC                             2,545,560      1,988,202     2,335,190      1,768,581
                                   ===========    ===========   ===========    ===========
   DILUTED                           2,548,563      1,992,702     2,336,932      1,773,081
                                   ===========    ===========   ===========    ===========


           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                            4

                       AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended
                                                                    September 30,
                                                                 2000            1999
                                                             ------------    ------------
                                                             (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                $  2,634,060    $    133,340
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Gain on sale of real estate                           (2,556,839)           --
         Depreciation and amortization                            860,865         782,102
         Share in results of affiliate                             19,424            --
         Accrued interest added to mortgage payable               219,877            --
         Other                                                       --            16,203
         Increase in straight-line rents receivable              (402,746)           --
      Changes in assets and liabilities
         (Increase in tenant accounts receivable                   (7,978)        (18,067)
         Increase in prepaid expenses & other assets              (40,718)        (44,488)
         Increase in accounts payable and accrued expenses        806,841           1,158
         Increase in other accrued liabilities                    354,421         297,439
                                                             ------------    ------------

   Net cash provided from operating activities                  1,887,207       1,167,687
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Release of escrow deposit                                      509,556            --
   Increase in leasing commissions                               (500,087)           --
   Additions to investments in real estate                    (16,091,220)       (283,612)
   Proceeds from sale of real estate                            1,818,161          54,997
                                                             ------------    ------------

   Net cash flows from investing activities                   (14,263,590)       (228,615)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to mortgages and notes payable                    12,565,301            --
   Payments on mortgage loans                                    (904,253)       (202,844)
   Payment of deferred financing costs                           (138,140)           --
   Net proceeds from stock and warrants offering                2,931,141            --
   Dividends paid                                                (905,003)       (665,567)
                                                             ------------    ------------

   Net cash flows from financing activities                    13,549,046        (868,411)
                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                1,172,663          70,661

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                            458,336         441,316
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                             $  1,630,999    $    511,977
                                                             ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid for interest during the period               $  1,352,414    $  1,147,066
                                                             ============    ============


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                           5

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES

     On September 29, 2000, the Company purchased a 9.639% preferred limited liability company membership interest in Sheridan Investments, LLC (see Note 4 to consolidated financial statements). The aggregate purchase price for this investment consisted of $658,918, which the Company paid by issuing 65,892 units, with each unit consisting of two shares of common stock and one redeemable common stock purchase warrant.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


1. General
----------

     The unaudited financial statements included herein were prepared from the records of AmeriVest Properties Inc. and Subsidiaries (the "Company") in accordance with generally accepted accounting principles in the United States and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods presented. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31,1999. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. Agreement with Sheridan Realty Advisors, LLC
-----------------------------------------------

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

3. Stock Offering
-----------------

     On March 29, 2000, our Registration Statement became effective with the Securities and Exchange Commission for an offering of units consisting of common stock and warrants. As modified in June 2000, the offering was for a maximum of 300,000 units ($3 million), and the units were offered at a price of $10.00 each. Each unit consisted of two shares of common stock and one redeemable common stock purchase warrant. The warrants are exercisable at $5.00 per share until July 10, 2005. The offering period was extended to August 31, 2000, whereupon it terminated after raising the maximum amount of $3,000,000. Proceeds from the sale of these units, after payment of expenses of the offering, have been used to acquire real estate properties, to repay debt and to increase working capital.

4. Acquisitions and Dispositions
--------------------------------

     On December 13, 1999, we completed the sale of our Broadway industrial office and showroom building ("Broadway property") in Denver, Colorado for $2.1 million, resulting in a gain on the sale of the property of approximately $720,000.

     On February 24, 2000, the Company entered into an Agreement of Sale to purchase for $5.9 million a three-story office building ("Panorama Falls") containing approximately 62,000 square feet on approximately six acres of land in southeast Denver, Colorado. The transaction closed on May 25, 2000. Funds for closing included approximately $514,000 held in escrow and on deposit as part of the "1031 Exchange" from the sale of the Broadway property in December 1999, together with mortgage financing and short-term financing which was partially repaid in August 2000 with proceeds from the stock and warrant offering.

     On June 6, 2000, the Company entered into a contract to sell its four self-storage facilities in the metropolitan Denver area for $8.4 million. This sale closed on August 25, 2000, resulting in a gain on sale of approximately $2.56 million. The proceeds from this sale were used to complete an IRS Section 1031 exchange for office building assets.

     On June 2, 2000, the Company entered into a contract to purchase three office buildings ("Writer Buildings") in southeast Denver, Colorado for $9.6 million. The buildings contain approximately 140,500 square feet and are located on approximately 3.74 acres of land. The transaction closed on August 31, 2000. Funds for closing included approximately $1,818,000 held in escrow and on deposit as part of the "1031 Exchange" from the sale of the self-storage facilities, together with mortgage financing and a portion of the proceeds from the stock offering.

     The following pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of the beginning of each period presented, nor does it purport to represent the results of future operations.

                                                       Nine Months Ended
                                                         September 30,
                                                     2000             1999
                                                     ----             ----
                                                  (Unaudited)      (Unaudited)
                                                  ----------       ----------
   Revenues from rental property                  $6,297,165       $5,445,967
   Net operating income                           $3,175,856       $2,711,041
   Net income                                     $  160,788       $   62,394
   Net income per common share:
        Basic                                     $     0.07       $      .03
        Diluted                                   $     0.07       $      .03

     In September, 2000, the Company entered into a contract to purchase a 9.639% preferred limited liability company membership interest in Sheridan Investments, LLC. Sheridan Investments, LLC is the sole owner of Sheridan Plaza at Inverness, LLC, which owns two office buildings in Englewood, Colorado, containing approximately 118,000 square feet and located on approximately 6.7 acres of land. The transaction closed on September 29, 2000. The aggregate purchase price for the limited liability company interest was $658,918, which the Company paid by issuing 65,892 units, with each unit consisting of two shares of common stock and one redeemable common stock purchase warrant. The acquired interest is being accounted for under the equity method of accounting and is included in "Investment in affiliate" in the accompanying consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------------

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB and elsewhere.

                              Results Of Operations
                              ---------------------

Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999.
--------------------------------------------------------------------------------

     Revenues for third quarter 2000 increased approximately $242,000, and operating expenses, real estate taxes, interest, and depreciation and amortization increased (decreased) approximately $64,000, ($1,000), $113,000 and ($1,000), respectively, for a total net increase of $175,000 as compared with the quarter ended September 30, 1999. Such increases resulted primarily from inclusion of the operations of the Writer Buildings beginning September 1, 2000 and the operations of Panorama Falls for the entire third quarter 2000, offset by the elimination of income and expenses from the operations of the Broadway property, which was sold on December 13, 1999, and from the operations of the self-storage facilities, which were sold on August 25, 2000. Revenues for the third quarter 2000 were increased by approximately $276,000 of straight-line rents, primarily from Panorama Falls. Management fees increased by approximately $42,000 and general and administrative expenses decreased approximately $57,000, both of which were due primarily to the acquisitions of Panorama Falls and the Writer Buildings and the management agreement with Sheridan Realty Advisors, LLC in 2000 versus internal management in 1999. The Company also had interest income of $18,082 for the 2000 period, as compared with $3,784 for the 1999 period, primarily as a result of the investment of funds from the stock and warrant offering.

     Net income for the three months ended September 30, 2000 was $2,408,538, or $.95 per share (basic and diluted), as compared to $30,589, or $.02 per share (basic and diluted), for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999.
--------------------------------------------------------------------------------

Revenues for the first nine months of 2000 increased approximately $959,000, and operating expenses, real estate taxes, interest, and depreciation and amortization increased approximately $245,000, $62,000, $347,000 and $79,000, respectively, for a total increase of $733,000 as compared with the nine months ended September 30, 1999. Such increases resulted primarily from inclusion of the operations of the Keystone Office Park beginning July 1, 1999, together with the Writer Buildings beginning September 1, 2000 and the operations of Panorama Falls beginning May 25, 2000, offset by the elimination of income and expenses from the operations of the Broadway property which was sold on December 13, 1999, and from the operations of the self-storage facilities which were sold on

August 25, 2000. Revenues for the period ended September 30, 2000 were increased by approximately $276,000 of straight-line rents, primarily from Panorama Falls. Management fees increased by approximately $158,000 and general and administrative expenses decreased approximately $125,000, both of which were due primarily to the acquisitions of Keystone Office Park, Panorama Falls and the Writer Buildings, and the management agreement with Sheridan Realty Advisors, LLC in 2000 versus internal management in 1999. The Company also had interest income of $34,973 for the 2000 period, as compared with $9,160 for the 1999 period, primarily as a result of funds being held in escrow from the sale of the Broadway property for an IRS Section 1031 exchange and the investment of funds from the stock and warrants offering.

     Net income for the nine months ended September 30, 2000 was $2,634,060, or $1.13 per share (basic and diluted), as compared to $133,340, or $.08 per share (basic and diluted), for the nine months ended September 30, 1999.


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

     On February 24, 2000, the Company entered into an Agreement of Sale to purchase for $5.9 million the Panorama Falls building containing approximately 62,000 square feet on approximately six acres of land in southeast Denver, Colorado. The transaction closed on May 25, 2000. Funds for closing included approximately $514,000 being in escrow and on deposit as part of the "1031 Exchange" from the sale of the Broadway property, together with mortgage financing and short-term financing which was partially repaid in August 2000 with proceeds from the stock offering.

     On June 6, 2000, the Company entered into a contract to sell its four self-storage facilities in the metropolitan Denver area for $8.4 million. This sale closed on August 25, 2000, resulting in a gain on sale of approximately $2.56 million. The proceeds from this sale were used to complete an IRS Section 1031 exchange for office building assets, as further described below.

     On June 2, 2000, the Company entered into a contract to purchase the three Writer Buildings in southeast Denver, Colorado for $9.6 million. The buildings contain approximately 140,500 square feet and are located on approximately 3.74 acres of land. The transaction closed on August 31, 2000. Funds for closing included approximately $1,818,000 held in escrow and on deposit as part of the "1031 Exchange" from the sale of the self-storage facilities, together with mortgage financing and a portion of the proceeds from the stock offering.

     In September, 2000, the Company entered into a contract to purchase a 9.639% preferred limited liability company membership interest in Sheridan Investments, LLC. Sheridan Investments, LLC is the sole owner of Sheridan Plaza at Inverness, LLC, which owns two office buildings in Englewood, Colorado, containing approximately 118,000 square feet and located on approximately 6.7 acres of land. The transaction closed on September 29, 2000. The aggregate purchase price for the limited liability company interest was $658,918, which the Company paid by issuing 65,892 units, with each unit consisting of two shares of common stock and one redeemable common stock purchase warrant.

     From December 31, 1999 to September 30, 2000, net investment in real estate increased approximately $9,870,000. The net increase was primarily due to the acquisitions of Panorama Falls and the Writer Buildings plus other capitalized improvements, offset by the elimination of the self-storage facilities and less normal depreciation and amortization for the nine-month period of approximately $861,000.

     At September 30, 2000, the Company had approximately $1,631,000 of cash and cash equivalents, including approximately $370,079 of cash to be utilized for a stockholder dividend distribution, which was paid on October 16, 2000. Tenant receivables increased by approximately $8,000 compared to 1999 due the new acquisitions. Straight-line rents receivable increased by approximately $403,000 due primarily to the addition of the Panorama Falls office building. Deferred financing costs decreased approximately $125,000 due to the retirement of debt related to the sale of the self-storage facilities and net of new costs related to the acquisitions of Panorama Falls and the Writer Buildings, plus normal amortization. Tenant leasing commissions increased by approximately $464,000 as a result of leasing activity at Keystone Office Park and the Panorama Falls office building. Prepaid expenses and other assets increased by approximately $41,000 primarily as a result of normal business fluctuations. Investment in affiliate increased by $672,439 due to the acquisition of the limited liability company interest.

     Mortgage loans payable increased by approximately $5,515,500 due to the addition of the mortgages on Panorama Falls and the Writer Buildings, offset by the elimination of the mortgages on the self-storage facilities and scheduled principal payments. Accounts payable, accrued expenses and interest payable increased by approximately $769,000 due primarily to deferred leasing commissions for Panorama Falls and the accrual of severance payments due to a former officer. Prepaid rents and security deposits increased by approximately $252,000 due primarily to a $335,000 security deposit from a Panorama Falls tenant. Dividends payable increased by approximately $103,000 due to the increased number of shares outstanding from the stock offering and acquisition of the limited liability company interest. Accrued real estate taxes increased by approximately $37,000 due to normal accruals of current taxes on a larger real estate base. The Company's common stock and capital in excess of par value increase by $3,590,000 as a result of the stock offering and issuance of stock for the acquisition of the limited liability company interest. Costs related to the stock offering were approximately $69,000 and were comprised of legal fees, filing fees, listing fees and printing costs.

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

     Management believes that the cash flow from its properties, together with its existing cash reserves, will be sufficient to meet the Company's working capital needs for the next year.

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

     (c) On April 7, 2000, the Registrant filed a Current Report on Form 8-K describing the appointment of Arthur Andersen LLP as its auditors.

     (d) On June 9, 2000, the Registrant filed a Current Report on Form 8-K describing the acquisition of the Panorama Falls office building on May 25, 2000.

     (e) On September 8, 2000, the Registrant filed a Current Report on Form 8-K describing the sale of self-storage properties, the acquisition of Denver office buildings and the completion of a public offering of Units of common stock and warrants.

     (f) On November 13, 2000, the Registrant filed an amended Current Report on Form 8-K financial statements of the Denver office buildings acquired, together with unaudited pro forma financial information.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMERIVEST PROPERTIES INC.


November 13, 2000
                                                By: /s/ D. Scott Ikenberry
                                                --------------------------
                                                D. Scott Ikenberry
                                                Chief Financial Officer