Form 10KSB
period 2000-12-31
AMERIVEST PROPERTIES INC
filed 2001-04-02
CIK 927102

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number 1-14462

                            AmeriVest Properties Inc
                            ------------------------
                 (Name of small business issuer in its charter)

         Maryland                                               84-1240264
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1780 South Bellaire Street, Suite 515, Denver, Colorado            80222
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number (303) 297-1800
--------------------------------------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                 Title of class

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                      ----
                                 Title of class

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were: $ 7,222,437

     The aggregate market value of the issuer's voting common stock held by non-affiliates of the issuer as of March 29, 2001 was $13,226,565 (computed on the basis of $ 5.74 per share which was the reported closing sale price of the issuer's common stock on the American Stock Exchange on March 30, 2001). Without asserting that any director or executive officer of the issuer is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of the issuer's common stock as of March 30, 2001 was 3,171,381

     Portions of the proxy statement regarding the 2001 annual meeting of the registrant's stockholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes   No X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     AmeriVest Properties Inc. was incorporated in 1993 in the State of Delaware and was reincorporated in 1999 in the State of Maryland. We operate and intend to continue to operate in a manner so that we qualify as a real estate investment trust ("REIT"). Through our subsidiaries, we own a variety of income-producing properties focused on small to mid size tenants, including 22 office properties in Colorado, Texas, Indiana and Wisconsin.

     All properties are managed under an agreement with Sheridan Realty Advisors, LLC, which also manages our day-to-day operations and assists and advises our Board of Directors on real estate acquisitions and investment opportunities. Sheridan Realty Advisors receives an administrative fee and a property management and accounting fee for these services. In addition, Sheridan Realty Advisors receives incentive compensation in the form of warrants to purchase up to 750,000 shares of our common stock at $5 per share through December 2005 that vest based on meeting certain conditions and an advisory fee based on new real property acquisitions. As of December 31, 2000, Sheridan Realty Advisors had received $565,642 in cash compensation and has had approximately 274,000 warrants vest under its agreement with us.

     Since 1999, we have focused our efforts on specializing in multi-tenant office buildings with an average tenant size of between 2,500 and 3,000 square feet in selected markets. Since 1990, the principals of Sheridan have operated almost exclusively in this property type and we believe focusing our efforts on these properties will generate higher returns to our stockholders than investing in office buildings without this focus.

Business Strategy

Focus on Multi-Tenant Office Buildings in Target Growth Cities

     After the acquisition of the Keystone Buildings and the addition of two Sheridan principals to our Board in 1999, we evaluated our existing real estate portfolio and elected to refocus our efforts on the acquisition and development of multi-tenant office buildings with an average tenant size of between 2,500 and 3,000 square feet in certain select cities. In addition, we elected to pursue the sale of our non-office assets, which at the time included one industrial and four self-storage properties. As of December 31, 2000, all our remaining assets are office buildings.

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

     The Case for Small Tenants

     Within the growing office sector, we believe that a niche focus on properties with small average tenant sizes is appropriate due to the strongly positive "corporate demographics" of small firms. According to data compiled by Cognetics, there were more than eight million companies in the U.S. economy in 1997. Fully 98% of these firms employ fewer than 100 employees, and this 98% now employs almost 50% of all workers. Assuming each office worker occupies the national average of 150 square feet, most firms require less than 15,000 square feet of office space. In fact, this research further reveals that 90% of all firms employ fewer than 20 employees, indicating an average office space requirement of no more than 3,000 square feet.

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

     Our largest buildings (Sheridan Center, Keystone and Sheridan Plaza) staff an on-site "Tenant Relations Manager" whose job description is to interface regularly with all tenants and maximize tenant retention. There also is a building engineer assigned to these properties to deal with physical maintenance. The Tenant Relations Manager, unlike a conventional property manager, does not have responsibility for the physical operation of a building, but rather is solely dedicated to tenant issues with a singular focus on tenant retention. The Tenant Relations Manager personifies our service-oriented mentality and is available to resolve minor tenant service complaints before they fester into major issues.

     Our Tenant Relations Managers report directly to a senior manager in the Denver headquarters, providing direct and regular feedback on tenant concerns. We believe that as we acquire additional buildings of a size sufficient to support a Tenant Relations Manager, we will improve our tenant retention rates over those of our competitors. Over time, we believe that smaller tenants actually are less demanding than large tenants, who use their economic leverage not only in initial lease negotiations but throughout their tenancy as well.


AmeriVest Growth Cities

     Within the niche of multi-tenant properties with smaller average tenant size, we have elected to narrow our focus even further by restricting acquisition or development activities to institutionally-sized product

(generally a building or project containing 100,000 square feet, unless adding to an existing metropolitan portfolio) within certain target cities where we hope to build meaningful multi-property portfolios over the short and medium term. In order to employ our management resources in the most efficient manner, these target cities were selected to be within a two-hour travel radius by air from our Denver headquarters. The target cities also had to be large enough in total office square footage to offer the possibility of multiple acquisitions and liquidity in the event of a desired sale and had to have a high concentration of firms of fewer than 20 employees as derived from the Cognetics data discussed previously. Using a minimum of 45 million square feet of total office space (this number includes both single-tenant and multi-tenant properties), and at least 89% of firms fewer than 20 employees, the top ten cities (ranked in order of projected ten-year growth) within our targeted geographic range are as follows:

                               1.  Phoenix
                               2.  Salt Lake City
                               3.  San Francisco
                               4.  San Diego
                               5.  Denver
                               6.  Minneapolis
                               7.  San Antonio
                               8.  Indianapolis
                               9.  Dallas
                               10. Houston

     The geographic logic of these proposed cities is strong. Sheridan has experience owning and managing properties in both Phoenix and Dallas, as well as its current activities in Denver and Indianapolis. We already have a large existing portfolio of buildings in Texas that will be complemented by a focus on the three largest cities in the state. Interestingly, all ten of our targeted cities score in the upper half of the 1999 edition of the "Momentum Index", developed by the consulting firm of Landauer Real Estate Counselors to measure the quality and sustained growth prospects of the 66 largest office markets nationwide. Initially we intend to focus our acquisition efforts on the Denver, Phoenix and Indianapolis markets.

Operating Performance and Stockholder Return

     Since 1997 (our first full year as a public company), our average annual total return to stockholders has been more than 20%. The following table compares our total return based on stock price appreciation and reinvestment of all dividends with the Industry and the S&P 500, as reported by Morningstar.

                         Total Return * to Stockholders
--------------------------------------------------------------------------------
                               AmeriVest %      Industry %        S & P 500 %
--------------------------------------------------------------------------------
1 Year  (2000)                    18.1             12.2              -9.1
2 Year Avg.  (1999-2000)          21.6              4.2               6.0
3 Year Avg.  (1998-2000)          14.4             -2.2              13.5
4 Year Avg.  (1997-2000)          21.7              4.8              18.5
Beta **                           0.33              N/A              1.00
--------------------------------------------------------------------------------
Source: Morningstar, Inc. (Morningstar.com) as of 12/31/00

* Total return based on stock price appreciation and reinvestment of all dividends.
** Beta as reported by Bloomberg.com as of 3/28/01. (Beta is a measure of a stock's volatility in relation to market volatility.)

     We believe that by focusing on a specific property type in cities with a growing small tenant market, we should be able to increase our revenues, our earnings, and our funds from operations (FFO). Although there is no assurance or guarantee, it is our intention that growth in our revenues, earnings and FFO will, over the long term, result in an increase in our stock price and the total return to our stockholders.

Equity Offerings

     In October 1996, we sold an aggregate of 1,098,870 shares of common stock and 549,435 common stock purchase warrants in our initial public offering. The aggregate gross proceeds from the offering were approximately $5.5 million and the net proceeds to us were approximately $4.5 million. The warrants issued in this offering expired in November 2000 with none having been exercised.

     In 1997 and 1998, we issued an aggregate of 55,200 shares of common stock as consideration for the acquisition of three office buildings in Texas. In 1998 and 1999, we issued an additional 249,187 shares of common stock (valued at $4.50 and $5.00 per share) as consideration for the acquisition of 15 more office buildings in Texas.

     In 1999, we issued an additional 541,593 common shares valued at $4.75 per share as consideration for the acquisition of the Keystone Buildings.

     In July and August 2000, we issued an aggregate of 600,000 shares of common stock and 300,000 warrants in a secondary public offering. The aggregate gross proceeds from the offering were $3.0 million and net proceeds of approximately $2.93 million were used to acquire additional real estate properties, repay debt and increase working capital. The warrants are exercisable for $5.00 per share until July 10, 2005. In March 2001, 177,442 of these warrants were exercised.

     In September 2000, we issued 131,784 shares and 65,892 warrants valued at $658,918 as consideration for the acquisition of a 9.639% limited liability company interest in Sheridan Investments, LLC discussed below.

     In December 2000, we issued 16,305 shares valued at $79,376 ($4.87 per share) as consideration for the acquisition of a key man life insurance policy on our Chairman and Chief Executive Officer.

     Since January 2001, we have issued an additional 177,442 shares of our common stock upon conversion of certain warrants issued in the 2000 public offering and 17,000 shares of our common stock upon exercise of stock options by a former director and a former employee.

     We have entered into a letter of intent concerning a proposed public offering of approximately $10 million of our common stock, with an over allotment option for the underwriter to purchase up to an additional $1.5 million of common stock for a period of 30 days after the offering at a price equal to the public offering price less commissions and discounts. We anticipate that the offering will occur in the second quarter of 2001. The letter of intent is not binding and there is no assurance that the offering will occur. This statement shall not constitute an offer of any of these securities for sale. The offering will be made only pursuant to a registration statement and prospectus filed with the SEC in accordance with applicable securities laws.

Recent Acquisitions

     On August 12, 1999, we completed the acquisition of three office buildings, known as the Keystone Buildings, located in suburban Indianapolis, Indiana. The Keystone Buildings contain a total of 95,86236 square feet of rentable space. The total purchase price for the Keystone Buildings was $7,944,000, which we paid by assuming approximately $5,255,000 of existing debt and $116,400 of related escrow balances on the properties and issuing 541,593 shares of our common stock at $4.75 per share. In conjunction with the assumption of the debt, we also agreed to indemnify the original guarantors of this debt if we fail to repay it. See "Item 2. Properties--Description of Specific Properties-- Keystone Office Buildings" below.

     On December 13, 1999, we sold our industrial office and showroom building in Denver, Colorado for $2.1 million, resulting in a gain on the sale of the property of approximately $737,000. We reinvested approximately $514,000 in net proceeds from this transaction in a tax-deferred exchange under Section 1031 of the Internal Revenue Code on May 25, 2000, purchasing a 62,000 square foot three-story office building on six acres of land in Arapahoe County, Colorado known as Panorama Falls for $5.9 million. See "Item 2. Properties--Description of Specific Properties--Panorama Falls Building" below.

     On August 25 2000, we sold our four self-storage facilities located in Denver for $8.4 million, resulting in a gain on sale of approximately $2.5 million. The net proceeds from this sale of approximately $1.8 million together with mortgage financing and offering proceeds were used to complete an IRS
Section 1031 exchange for three office buildings in southeast Denver, Colorado, which were purchased on August 31, 2000 for $9.6 million. See "Item 2. Properties--Description of Specific Properties--Sheridan Center" below.

     On September 29, 2000, we purchased a 9.639% preferred limited liability company membership interest in Sheridan Investments, LLC, the sole owner of Sheridan Plaza at Inverness, LLC, which owns two office buildings in Englewood, Colorado, containing approximately 119,000 square feet and located on approximately 6.7 acres of land. The aggregate purchase price for the interest was $658,918, which we paid by issuing 131,784 shares of common stock and 65,892 common stock purchase warrants at $5 per share. See "Item 2. Properties--Description of Specific Properties--Sheridan Plaza at Inverness" below.

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

     Real estate investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income and capital appreciation generated by the properties held by the entity in which the investment is made. If we acquire properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our income and ability to pay dividends to our stockholders will be adversely affected. Income from properties may be adversely affected by the general economic climate, local conditions, the attractiveness of properties to tenants, zoning or other regulatory restrictions, competition from other office buildings, and our inability to control certain operating costs, including site maintenance, insurance premiums and real estate taxes. Income from properties and real estate values also are affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

Real estate development and rehabilitation is inherently risky.

     Real estate development and rehabilitation is subject to other risks, including the following:

     o    the risks of difficult and complicated construction projects,
     o the risks related to the use of contractors and subcontractors to perform all construction activities,
     o the risk of development delays, unanticipated increases in construction costs, environmental issues and regulatory approvals, and
     o financial risks relating to financing and construction loan difficulties.

Additionally, the time frame required for development, construction and lease-up of these properties means that we might have to wait a few years for a significant cash return. Because we are required to make cash distributions to investors, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow to fund such distributions.

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

     We believe that we have been organized and operated so as to qualify as a REIT under the Internal Revenue Code. However, we cannot assure that we will continue to be qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, we cannot predict that legislation, new regulations, administrative interpretations or court decisions will not have a substantially adverse effect with respect to the qualification as a REIT or the federal income tax consequences of that qualification.

     If we are unable to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification was lost. As a result, the funds available for distribution to the stockholders would be reduced for each of the years involved. In addition, we may incur substantial indebtedness or may liquidate substantial investments in order to pay the resulting federal income tax liabilities if differences in timing between the receipt of income and payment of expenses and the inclusion of those amounts in arriving at our taxable income. We may have to borrow in order to make the distributions to our stockholders that are necessary to satisfy the distribution requirements applicable to REITs. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.

We may have to make distributions to stockholders.

     In order to qualify as a REIT, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (excluding any net capital gains). In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income plus 95% of our capital gain net income for that year.

     We intend to make distributions to our stockholders to comply with the 90% distribution requirement and to avoid the nondeductible excise tax. We may have to borrow funds on a short-term basis to meet the 90% distribution requirement and to avoid the nondeductible excise tax if differences in timing between taxable income and cash available for distribution exist.

Some of our buildings are subject to special income tax considerations.

     If we sell our Giltedge or Sheridan Center buildings before 2006 (ten years after the original acquisition date of the property or the exchange property), we will be required to pay tax at the highest applicable corporate rates on the difference between its fair market value and its adjusted bases at the time of our REIT election. By utilizing a property exchange under Section 1031 of the Internal Revenue Code, we may be able to defer the recognition of gain until after the 10-year period expires in 2006 so that we are not subject to the highest applicable corporate rates. If we are subject to the highest corporate rate, the amount of this tax could be substantial and would be significantly more than if we would be permitted to use our own adjusted basis. There is a risk that we would not have sufficient cash available to pay the additional taxes resulting from the lower adjusted bases for these properties. As long as these higher tax liabilities apply, we currently do not intend to sell this property unless other economic, financial and business consequences of the sale would offset the higher tax liabilities and lead us to believe it would be in our best interests to effect such a sale. The factors we would consider at the time of selling these properties include the price we are able to receive and our ability to defer the taxes through a Section 1031 exchange.

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

There is a limited market for our shares.

     Historically, there has been an extremely limited public market for our common stock. We cannot guarantee that the market will be sustained or will expand. Due to the limited trading volume and small capitalization of our common stock, many investors may not be interested in owning our securities because of the higher risks associated with limited trading volume and small market capitalization such as the inability to sell a substantial block of stock at one time without driving down prices. This could have an adverse effect on the market for our common stock. In addition, there is no assurance that an investor will be in a position to borrow funds using our securities as collateral because lenders may be unwilling to accept the pledge of these securities because of the limited market.

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

     Under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances including, without limitation, asbestos-containing materials that are located on or under the property. These laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of those substances. In connection with our ownership and operation of properties, we may be liable for these costs. Also, our ability to arrange for financing secured by that real property might be adversely affected because of the presence of hazardous or toxic substances or the failure to properly remediate any contamination.

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

Certain Factors may Inhibit Changes in Control of AmeriVest Properties.

     Charter and Bylaw Provisions. Certain provisions of our charter and bylaws may delay or prevent a change in control of our company or other transactions that could provide our common stockholders with a premium over the then-prevailing market price of their common stock or that might otherwise be in the best interests of our stockholders. These include a staggered board of directors and the ability of our board of directors to authorize the issuance of preferred stock without stockholder approval. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our stockholders.

     Ownership Limit. In order to assist the company in maintaining its qualification as a REIT, our bylaws contains certain provisions generally limiting the ownership of shares of capital stock by any single stockholder to 9.8% of our outstanding shares, unless waived by the Board of Directors. These provisions could also delay or prevent an acquisition or change in control of our company that could benefit our stockholders.

ITEM 2. PROPERTIES

     At December 31, 2000, we owned and operated 22 office properties in Colorado, Texas, Indiana and Wisconsin. Other than as described under "Description of Specific Properties", we have no plans to renovate our operating office properties other than for routine capital maintenance. We believe all our properties are adequately covered by insurance. We believe that, as a result of our unique operating model and experience as an owner, operator and developer of small tenant office properties, given access to capital, we will continue to be able to identify and consummate acquisition and development opportunities and operate our portfolio more effectively than competitors without such experience in our specific property type in the markets we target. We compete, however, in all of our markets with other real estate operators, some of which may have been active in such markets for a longer period than us.


     The following chart illustrates the geographic distribution of our property portfolio as of December 31, 2000 by square footage:


[Data points for graph:

        42% Colorado
        38% Texas
        12% Indiana
         8% Wisconsin]

     The following table sets forth certain information about each of our office properties owned as of December 31, 2000:

                                                                                      Percentage
                                         # of          Year          Leasable         Occupancy        Annual Rent
Location                              Buildings      Acquired    Sq. Footage (1)    At 12/31/2000    Per Sq. Ft. (2)
--------                              ---------      --------    ----------------   -------------    ---------------
Small Tenant Office
-------------------
Denver, CO - Sheridan Center              3            2000           143,210            90.0            $11.53
Englewood, CO - Sheridan Plaza (3)        2            1999           118,720           100.0            $23.01
Indianapolis, IN - Keystone               3            1999            95,862            93.7            $15.87
Englewood, CO - Panorama Falls            1            2000            61,963           100.0            $21.77 (4)
Appleton, WI - Giltedge                   1            1996            59,459            86.9            $12.55

Bank of America Buildings (5)
--------------------------
Mineral Wells, TX                         4            1998            59,617            96.6            $14.78
Georgetown, TX
Henderson, TX
Clifton, TX

State of Texas Leased Buildings (6)
--------------------------------
Arlington, Paris, Marshall,               14           1998           236,981            81.1             $8.12
Amarillo, El Paso[2 bldgs],
Belleville, Mission, Odessa,
Clint, Lubbock, Temple, Hempstead
and Columbus

Totals                                    28                          775,812           90.3             $14.34
                                                                      =======

-----------------------------------------------------------------------------------------------------------------

(1) Includes office space but excludes storage, telecommunications and garage space.
(2) Annualized base rent divided by net rentable area leased. Annualized base rent is original base rent plus contractual increases but excludes percentage rent, additional rent for common area maintenance, taxes and expense reimbursements and parking.
(3)  AmeriVest owns a 9.639% interest in this project.
(4)  Includes approximately $7.00 per square foot of estimated expenses.
(5) Buildings leased approximately 63% to Bank of America. See description below.
(6)  Buildings leased primarily to various departments of the State of Texas.

Description of Specific Properties

     The Sheridan Center buildings (Denver, CO), the Keystone Office Buildings (Indianapolis, IN) and the Panorama Falls Building (Englewood, CO) are our only properties that have a book value in excess of ten percent of the total book value of our assets. The following is a description of these properties, together with a description of Sheridan Plaza at Inverness.

     Sheridan Center. We acquired these office buildings, formerly known as The Writer Buildings, on August 31, 2000. They are now known as "Sheridan Center" The project consists of one four-story, one five-story and one eight-story office building on 3.74 acres of land. The buildings total 143,210 square feet and site improvements include parking for approximately 400 cars, including 129 spaces in a separate surface lot. The buildings were built in 1966, 1968 and 1971 and, prior to our renovation, would be considered "C" class buildings.

     The total purchase price of $9.6 million was paid by using approximately $1.8 million in proceeds from the August 2000 sale of the self-storage facilities, approximately $7.5 million from the proceeds of a mortgage loan from US Bank and the balance from the cash proceeds of our 2000 public offering. The acquisition was structured as a tax-deferred exchange of our self-storage properties under Section 1031 of the Internal Revenue Code.

     The Sheridan Center buildings were purchased from WCD Associates, LLC and EBD Associates, LLC. The purchase price was determined through negotiations between the sellers and us.

     Sheridan Center is leased to approximately 115 tenants at base rental rates ranging from $8.22 to $17.50 per rentable square foot. Lease terms range from one year to five years. Sheridan Realty Advisors, LLC, our property manager and advisor, leases 2,849 square feet at a base rent of $17.50 per square foot, which increases to $18.00 per square foot in February 2002, through January 31, 2003. We believe that this lease is at current market rates for the property.

     We are substantially renovating the buildings at a cost of up to $4.5 million. Funds for the renovation expenses are expected to come from working capital and additional proceeds under the US Bank loan or a refinancing of the property. Exterior improvements include a new exterior facade for each building which tie the buildings together visually, a new entry and handicap access ramp, resurfaced parking lots with new landscape and lighting, new fixed and operable thermal windows, improved HVAC systems and new fire safety sprinklers and systems. Interior improvements include refurbished lobbies and hallways with new carpet and lighting, new oak suite entry doors and sidelights, new building and suite signage, computerized touch-screen building directories, keyless entry systems to the building and each suite monitored by computer, refurbished bathrooms with new tile, lighting, paint and ADA fixtures and a new selection of interior tenant finish packages.

     Work has commenced on two buildings and is expected to be completed by the third quarter of 2001. When the renovations are completed, we expect that the buildings will be reclassified as "B" buildings and command significantly higher rental rates.

     The US Bank loan of up to $9.3 million bears interest at a rate tied to LIBOR and is due on August 31, 2003. The maturity may be extended under certain conditions to August 31, 2004. The US Bank Loan is secured by a first mortgage on the Sheridan Center buildings. As of December 31, 2000, approximately $1,605,000 was available for renovation advances under the terms of the loan agreement. We expect to draw down the full amount of the US Bank loan and may need to refinance or increase the amount of the US Bank loan in order to complete the planned renovations.

     The property is located in a central location between downtown Denver and the southeast suburbs along Interstate 25 at Colorado Boulevard. There is substantial competition from existing buildings, many of which are newer than Sheridan Center.

     The occupancy rate for Sheridan Center at December 31, 2000 was 90.0%. There are no tenants occupying 10% or more of the rentable space. The following is a schedule as of January 1, 2001 of lease expirations for Sheridan Center for the next ten years:


---------------------------------------------------------------------------------------------
                       Number of                                          Percentage of Gross
                      Leases That     Total Area of    Annual Revenue of   Rents On Expiring
                      Will Expire    Expiring Leases    Expiring Leases         Leases
---------------------------------------------------------------------------------------------
2001                       30            26,167             $351,734             19.3%
2002                       36            37,994             $511,490             28.0%
2003                       35            37,324             $531,944             29.1%
2004                       6              9,237             $165,797             9.1%
2005                       3              7,940             $110,965             6.1%
2006 and after             5             10,218             $154,324             8.5%
---------------------------------------------------------------------------------------------

     Keystone Office Buildings. We acquired the Keystone Office Buildings in
Indianapolis, Indiana (the "Keystone Buildings") from an affiliate of our Advisor effective July 1, 1999. The total purchase price was $7,944,000, which we paid by assuming approximately $5,255,000 of existing debt and $116,400 of related escrow balances and issuing 541,593 shares of our common stock at a price of $4.75 per share. The Keystone Buildings consist of three two-story multi-tenant office buildings located at 3021, 3077 and 3091 East 98th Street at the intersection of 98th Street and North Keystone Avenue (US 431) in north central Indianapolis, Indiana. These buildings comprise approximately 95,862 total rentable square feet on approximately 9.041 acres of land with 336 surface parking spaces, plus a 1,596 square foot freestanding maintenance building. The
Keystone Buildings were constructed and completed from 1984 to 1986.

     The Keystone Buildings are leased to various business entities for general office space purposes. We recently completed major capital improvements to the Keystone Buildings, including new common area carpets and lighting, an electronic directory system, telecommunications wiring and exterior cleaning and refurbishing. We intend to continue to operate and hold the Keystone Buildings for income purposes. The Keystone Buildings compete with several mid-rise office buildings in the area, including buildings owned by Duke-Weeks Realty Corp., a dominant owner in the Indianapolis market.

     The occupancy rate for the Keystone Buildings at December 31, 2000 was 93.7%. There is one tenant occupying 10% or more of the rentable space of the Keystone Buildings. The principal businesses of this tenant are insurance and financial services. The following is a schedule as of January 1, 2001 of lease expirations for the Keystone Buildings for the next ten years:

---------------------------------------------------------------------------------------------
                  Number of                                              Percentage of Gross
                 Leases That     Total Area of     Annual Revenue of      Rents On Expiring
                 Will Expire    Expiring Leases     Expiring Leases            Leases
---------------------------------------------------------------------------------------------
2001                  8              19,409             $289,361                 20.2%
2002                  9              16,443             $261,790                 18.2%
2003                  6               9,689             $158,096                 11.0%
2004                  3              18,966             $303,756                 21.2%
2005                  5              10,138             $166,602                 11.6%
2006 and after        3              15,153             $254,825                 17.8%
---------------------------------------------------------------------------------------------

     Panorama Falls Building. The Panorama Falls Building is located at 9085 East Mineral Circle in Englewood, Colorado and was acquired in May 2000. The total purchase price was $5,900,000, which we paid by using approximately $514,000 in proceeds from the sale of our industrial and showroom building in Denver, $300,000 from our line of credit with Wells Fargo Bank West, N.A., approximately $200,000 from the proceeds of a temporary loan from the Alexander
S. Hewitt Trust and the balance of approximately $4,919,800 from the proceeds of a loan from Key Bank National Association. The Panorama Falls Building consists of a three-story office building with 61,963 square feet on approximately six acres of land. The site improvements include parking for approximately 400 cars, exterior lighting and landscaping and a small waterfall and pond at the main entrance. The building was constructed in 1983 and contains fully built-out office space, common areas with a building conference room and a mechanical basement area, which contains the air conditioning, electrical and heating systems for the building.

     We acquired the Panorama Falls Building with the intention to refurbish the building for small tenants, construct an additional building of approximately 40,000 square feet on an adjacent vacant building pad on the property and market the building to our target market. During the acquisition, we received an offer from Rhythms NetConnections, a national telecommunications company, which had substantially better economics than our proposed renovation plan. Although we had concerns about the profitability and long-term viability of the tenant, we determined that it was in the best interests of the stockholders to lease the building to this tenant and defer the renovation plans to a later date.

     In February 2001, Rhythms announced that it had cash, investments and restricted cash of $569 million at December 31, 2000 and that these monies, along with available vendor equipment financing were expected to finance Rhythms' operational needs into the first quarter of 2002.

     The Panorama Falls Building is located in a suburban business park where there is substantial competition from existing buildings, many of which are newer than Panorama Falls. CarrAmerica, a large office building owner, owns several properties nearby and will compete directly with the subject property. Sheridan Plaza at Inverness, LLC, an affiliate of Sheridan Realty Advisors, our advisor, in which we have a 9.639% indirect interest, owns two Class A office buildings aggregating 119,000 square feet that are located within three miles of Panorama Falls. One of these buildings, Sheridan Plaza, is 100% leased, so we do not believe it is presently competitive with the Panorama Falls Building.

     The Panorama Building is 100% leased to two tenants: Comcast Corporation, a cable television company, which leases 10,080 square feet through May 24, 2002 and Rhythms NetConnections, Inc., a telecommunications company, which leases 51,883 through May 24, 2002 and the entire building (61,963 SF) from May 25, 2002 through September 30, 2008. The following is a schedule as of January 1, 2001 of lease expirations for the Panorama Falls Building for the next ten years:


------------------------------------------------------------------------------------------
                  Number of                                            Percentage of Gross
                 Leases That    Total Area of     Annual Revenue of     Rents On Expiring
                 Will Expire   Expiring Leases     Expiring Leases            Leases
------------------------------------------------------------------------------------------
2001                  0               0                    0                    0%
2002                  1            10,080              $206,640               21.0%
2003                  0               0                    0                    0%
2004                  0               0                    0                    0%
2005                  0               0                    0                    0%
2006 and after        1            51,883            $778,245 (1)             79.0%
------------------------------------------------------------------------------------------

(1)  Net of all building operating expenses, which are paid by tenant.

Leases with Credit Tenants

     Approximately 42% of our rental income in 2000 came from tenants that we consider to be better than average "credit tenants", including the State of Texas, Bank of America, Ameritech and Comcast Corporation.

     State of Texas Office Building Leases. Fourteen office buildings consolidated in the above table under "Properties" are leased to the State of Texas with primary lease periods ranging from six months to eight years. Most of the leases grant five multiple renewal option periods of three years to five years at the election of the tenant. The Clint, Paris and Amarillo leases are the only leases that expire without additional option periods, in November 2001, August 2002, and August 2003, respectively.

     Although the leases with the State of Texas regarding the State of Texas Office Buildings each include a specific termination date, the State of Texas may terminate a lease at any time that the legislature of the State of Texas fails to appropriate funds necessary to pay required rents, or federally-funded programs housed in a State of Texas Office Building are discontinued. Prior to terminating the lease, the State of Texas may assign another agency to fill or partially fill the rented space, and the lease would be adjusted accordingly. Despite this risk, we have no information that would lead us to believe that the State of Texas is considering any such terminations. Should the State of Texas terminate or fail to renew a lease, however, it may be difficult to locate another tenant for certain buildings in smaller cities or remote locations.

     Bank Building Leases. Approximately 63% of four buildings in the above table consolidated as "Bank of America Buildings" are leased to Bank of America on a long-term basis, with the primary lease through June 2012. The leases with the Bank of America provide for automatic rent increases every three years at a predetermined rate. They also provide for multiple renewal option periods for Bank of America. The other leases in the Bank Buildings are with smaller tenants and range from one year to three years in length.

Property Improvements

     We currently intend to spend up to $5 million for capital improvements (including tenant finish) on our properties during 2001. This amount is expected to be funded from working capital and additional borrowing and is in addition to amounts that will be expended for routine maintenance and repairs.

Mortgages and Promissory Notes

     Substantially all of our properties are secured by mortgages. The following is a summary of our indebtedness, including mortgage debt:


                                                                 Outstanding
                                                                  Balance At
              Description of Indebtedness                      December 31, 2000
              ---------------------------                      -----------------

Note payable to Anchor Bank. Fixed interest at 7.75%, due in monthly installments of $22,925 based on a 30-year amortization through June 1, 2008, at which time a balloon payment of
$2,797,181 is due. This note is secured by a mortgage on the
Giltedge Office Building.                                         $ 3,125,484

Note payable to ORIX Real Estate Capital Markets. Fixed interest at 7.66%, due in monthly installments of $42,612 through July 1,
2028. This note is secured by a mortgage on the State Of Texas
Buildings.                                                          5,868,255

                                                                 Outstanding
                                                                  Balance At
              Description of Indebtedness                      December 31, 2000
              ---------------------------                      -----------------

Note payable to Jefferson Pilot. Fixed interest at 9.0%, due in monthly installments of $17,095 through May 1, 2013. This note is secured by a mortgage on 4 office buildings leased to a financial
institution in Texas.                                               1,530,945

Note payable to Security Life of Denver Insurance Company.
Interest at 8%, due in monthly installments of $37,626 through
May 1, 2022. Lender can call the outstanding balance due on June
1, 2007, June 1, 2012 or June 1, 2017. This note is secured by a
mortgage on the Keystone Buildings.                                 4,620,712

Note payable to Security Life of Denver Insurance Company.
Interest at 8.63% due in monthly installments of $4,403 through
May 1, 2022. Lender can call the outstanding balance due on June
1, 2007, June 1, 2012 or June 1, 2017. This note is secured by a
mortgage on the Keystone Buildings.                                   515,108

Note payable to Key Bank National Association. Interest at the
LIBOR rate plus 2.20% is due monthly. Beginning July 1, 2001, monthly payments of principal of $5,585 and interest based on a
25-year amortization are due through June 1, 2002, at which time the remaining principal and accrued interest are due. The note is
secured by a mortgage on the Panorama Falls Building.               5,119,830

Note payable to US Bank National Association. Interest at the
LIBOR rate plus 2.25% is due monthly, with the principal balance and any accrued interest due on August 31, 2003. The note is
secured by a mortgage on Sheridan Center.                           7,342,522
                                                                  -----------

          TOTAL                                                   $28,122,856
                                                                  ===========


Insurance

     We believe that each of our properties is adequately covered by insurance under a blanket policy.

Depreciation

     For a discussion of the treatment of the depreciation of the properties in the financial statements, see "Item 7. Financial Statements--Notes To Financial Statements".

Competition

     The business of managing, leasing and operating office buildings is very competitive and we compete for tenants with other office buildings, including buildings owned by larger companies with more financial and other resources available to them. We believe that our niche focus on multi-tenant office buildings with smaller average tenant sizes will improve our ability to compete. Competitive conditions relating specifically to the Sheridan Center, Keystone and Giltedge Office Buildings are described above under "Properties".

Employees

     At December 31, 2000, Sheridan Realty Advisors, LLC had 28 employees that spent the majority of their time on our business. This includes five senior executives as well as 23 administrative, support, and property management personnel. As of December 31, 2000, we had no direct employees.

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

     We have obtained an environmental assessment of each of our properties. Based on those assessments, management believes that the properties are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters or that, to the extent that a property is not in compliance, we will not be subject to material liability. In addition, we have not been, nor do we have knowledge that any of the previous owners of the properties have been, notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of the properties. Although we have obtained environmental assessments of the properties, and although we are not aware of any notifications by any governmental authority of any material noncompliance, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware.

     After acquisition of the Sheridan Center buildings, we embarked on an asbestos remediation program to remove, wherever practicable, asbestos containing materials in the buildings, including ceiling tiles, drywall joint compound, wood and metal fire doors, wall texture, mudded pipe elbows and valves, thermal systems insulation, floor tile and mastic and boiler insulation. Most of the remediation has been completed except for one building, which is expected to be completed over the next few years as tenants vacate spaces, allowing access to the asbestos materials. The cost of the asbestos remediation will be included in the capital improvement budget for Sheridan Center.

Policies and Objectives With Respect to Certain Activities

     The following is a discussion of our policies with respect to investment, financing and certain other activities. The policies with respect to these activities have been determined by our Board Of Directors and, although the Board currently does not contemplate any changes to these policies, the Board may change these policies without a vote or other approval of stockholders.

     Acquisition, Development And Investment Policies.

     Our business and growth strategies are designed to maximize total return to stockholders over the medium and long term with a niche property-type and geographic focus. Our current policies contemplate the possibility of (1) direct ownership of real estate properties, including ownership through wholly-owned subsidiaries, focusing on office properties with average tenant sizes of between 2,500 and 3,000 square feet, (2) indirect participation in those types of properties through investments in corporations, business trusts, general partnerships, limited partnerships, joint ventures and other legal entities, and
(3) development and acquisition of unimproved property or the acquisition and conversion of existing structures. At the present time, all of our existing and contemplated investments in real estate properties are held through direct ownership and a minority interest in a limited liability company. Generally, we intend to hold our properties for the long term. However, we may sell properties when we believe the economic benefits, including the income tax consequences, to the stockholders warrant such action. In the case of the Giltedge Office Building, there are special income tax considerations that may require us to hold it for 10 years from the date of its purchase, unless we are able to structure a tax-deferred exchange. Our long-term view is to focus on multi-tenant office buildings in select cities and dispose of non-core assets and property types when economically and operationally feasible. See "Risk Factors - Some of our buildings are subject to special income tax considerations."

     Although we have no formal policy as to the allocation of assets among our investments, we generally intend to limit investment in a single property to a maximum of 25% of our total assets. We expect to fund future development and acquisitions utilizing funds from additional indebtedness, future offerings of our securities, sale or exchange of existing properties and retained cash flow. We believe our capital structure is advantageous because it permits us to acquire additional properties by issuing equity securities in whole or in part as consideration for the acquired properties. In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not include net capital gains). This requirement may impair our ability to use retained cash flow for future acquisitions.

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

     Secured indebtedness incurred by us may be in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments or financing from banks, institutional investors or other lenders. This indebtedness may be recourse to all or any part of our assets, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by us may be used for refinancing existing indebtedness, for financing development and acquisition of properties, for the payment of dividends and for working capital.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the American Stock Exchange under the symbol "AMV" since January 27, 2000. Prior to that time, the common stock traded on the Nasdaq SmallCap Stock Market under the symbol "AMVP". Warrants issued in our initial public offering were traded on the Nasdaq SmallCap Stock Market under the symbol "AMVPW" until November 20, 2000 when they expired without being exercised.

     The table below presents the range of high and low sales prices for our common stock and high and low sales prices for our initial public offering warrants during each of the quarters indicated, as reported by the American Stock Exchange and Nasdaq SmallCap Stock Market:

                                Common Stock                   Warrants
                                ------------                   --------
                              High         Low             High         Low
                              ----         ---             ----         ---

March 31, 1999               4.375        3.500            .094          .031

June 30, 1999                4.750        3.969            .094          .063

September 30, 1999           5.438        4.000            .188          .063

December 31, 1999            4.938        3.750            .094          .031

March 31, 2000               4.750        3.313            .563          .063

June 30, 2000                4.750        3.875            .188          .031

September 30, 2000           5.125        4.250            .375          .016

December 31, 2000            4.875        4.250            .219          .016


     On March 29, 2001, the closing sale price for our common stock was $5.75 per share, as reported by the American Stock Exchange.

     Holders. On March 30 2001, there were approximately 248 holders of record of our common stock. Based on information provided by brokers and depositories who hold shares in their names on behalf of others (in "street name"), there were approximately 523 beneficial owners of common stock, as of February 22, 2001.

     Dividend Policy. We paid a dividend of $.125 per share in the third and fourth quarters of 2000 and a dividend of $.12 per share in the first and second quarters of 2000. This represents an annualized rate of $.49 per share. We also declared a dividend of $.125 per share payable in April 2001. We anticipate paying regularly quarterly dividends in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following is a discussion and comparison of the financial condition and results of operations of the Company as of and for the years ended December 31, 2000 and 1999. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included elsewhere in this Annual Report on Form 10-KSB.

Results of Operations

Comparison of year ended December 31, 2000 with year ended December 31, 1999
----------------------------------------------------------------------------

Revenues for the year ended December 31, 2000 increased approximately $1,246,000, and operating expenses, real estate taxes, interest, and depreciation and amortization increased approximately $310,000, $71,000, $472,000 and $172,000, respectively, for a total increase of $1,025,000 as compared with the year ended December 31, 1999. Such increases resulted primarily from inclusion of the operations of the Keystone Office Park for a full year, together with the operations of Sheridan Center beginning September 1, 2000 and the operations of Panorama Falls beginning May 25, 2000, offset by the elimination of income and expenses from the operations of the Broadway property which was sold on December 13, 1999, and from the operations of the self-storage facilities which were sold on August 25, 2000. Revenues for the year ended December 31, 2000 were increased by approximately $525,000 of straight-line rents, primarily from Panorama Falls. Management fees increased by approximately $221,000 and general and administrative expenses decreased approximately $140,000, both of which were due primarily to the acquisitions of Keystone Office Park, Panorama Falls and Sheridan Center, and the management agreement with Sheridan Realty Advisors, LLC in 2000 versus internal management in 1999. The Company also had interest income of $55,874 for 2000, as compared with $15,506 for the 1999 period, primarily as a result of funds being held in escrow from the sale of the Broadway property for an IRS Section 1031 exchange and the investment of funds from the stock and warrants offering.

     Net income for the year ended December 31, 2000 was $2,676,724, or $1.07 per share (basic and diluted), as compared to $968,748, or $.51 per share (basic and diluted), for the year ended December 31, 1999.

Comparison of year ended December 31, 1999 with year ended December 31, 1998
----------------------------------------------------------------------------

     The Company acquired the Keystone Buildings effective July 1, 1999 and sold the Broadway industrial property on December 13, 1999. At December 31, 1999, the Company owned 24 properties. Revenues increased $2,160,588, or 57%, to $5,976,757 for 1999 as compared to $3,816,169 for 1998. The increase in revenues was due primarily to the revenues of the Keystone Buildings being included subsequent to their acquisition in the amount of $710,000 and the revenues for the 15 office buildings acquired in 1998 being included for the entire year, which resulted in an increase of approximately $1,360,000 over 1998. The net gain on the sale of the Broadway Building and the Bank Building vacant land was approximately $720,700.

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

     As a result of the above factors, the Company had a net income of $968,748, or $.51 per share, in 1999 as compared with a net loss of $317,406, or $.21 per share, in 1998. Of the $968,748 net income for the year ended December 31, 1999, $720,712, or $.38 per share, relates to a gain on the sale of real estate.

Liquidity and Capital Resources

     From December 31, 1999 to December 31, 2000, net investment in real estate increased approximately $10,800,000. This increase was primarily due to the acquisition of the Panorama Falls and Sheridan Center buildings offset by the sale of the self-storage facilities and normal depreciation. Investment in affiliate increased by approximately $585,000 due to the purchase of the limited liability company membership interest in Sheridan Investments, LLC offset by distributions received and equity in loss of affiliate. Escrow deposit decreased by $509,556 due to the acquisition of the Panorama Falls office building.

     Accounts receivable decreased approximately $10,000 due to normal fluctuations in the collections cycle. Deferred rents receivable increased approximately $525,000 due primarily to the addition of the Panorama Falls office building. Deferred financing costs decreased approximately $136,000 due to the retirement of debt related to the sale of the self-storage facilities and net of new costs related to the acquisitions of Panorama Falls and the Writer Buildings, plus normal amortization. Prepaid expenses and other assets increased by approximately $164,000 due primarily to the acquisition of a key man life insurance policy for one of the Company's officers and directors.

     Mortgage loans payable increased by approximately $5,655,000 due to the addition of the mortgages on Panorama Falls and the Sheridan Center buildings, offset by the elimination of the mortgages on the self-storage facilities and scheduled principal payments. Accounts payable and accrued expenses increased by approximately $720,000 due primarily to renovation work in progress at the Sheridan Center and Keystone buildings and the accrual of severance payments due to a former officer. Prepaid rents and security deposits increased by approximately $371,000 due primarily to a $335,000 security deposit from a Panorama Falls tenant. Dividends payable increased by approximately $105,000 due to the increased number of shares outstanding from the stock offering, the acquisition of the limited liability company interest and the acquisition of the key man life insurance policy. Accrued real estate taxes increased by approximately $123,000 due to normal accruals of current taxes on a larger real estate base. The Company's common stock and capital in excess of par value increased by approximately $3,700,000 as a result of the public stock offering and the issuance of stock for the acquisition of the limited liability company interest and the key man life insurance policy. Costs related to the stock offering were approximately $69,000 and were comprised of legal fees, filing fees, listing fees and printing costs.

     At December 31, 2000, we had approximately $1,047,000 of cash and cash equivalents, including approximately $372,000 of cash to be utilized for a stockholder dividend distribution, which was paid on January 17, 2001. In March 2001, we received approximately $960,000 of cash proceeds from the exercise of warrants issued in our 2000 public offering and employee stock options. We intend to meet our near-term working capital liquidity requirements through the funds provided by the warrant and option exercises and through cash flow provided from operations and advances on loans already in place.

     The Company desires to acquire additional properties and, in order to do so, it will need to raise additional debt or equity capital. The Company also intends to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions.

New Technical Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company is required to adopt SFAS No. 133 as of January 1, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

     In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides clarification and guidance on applying APB No. 25. FIN No. 44 generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. The Company's adoption of FIN No. 44 did not have a material impact on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

AmeriVest Properties Inc. and Subsidiaries

     Independent Auditor's Report                                        F-1-2
     Consolidated Balance Sheet as of December 31, 2000                    F-3
     Consolidated Statements of Operations for the
        years ended December 31, 2000 and 1999                             F-4
     Consolidated Statements of Stockholders' Equity
        for the years ended December 31, 2000 and 1999                     F-5
     Consolidated Statements of Cash Flows for the years
        ended December 31, 2000 and 1999                                 F-6-7
     Notes to Consolidated Financial Statements                         F-8-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AmeriVest Properties Inc.:

We have audited the accompanying consolidated balance sheet of AMERIVEST PROPERTIES INC. (a Maryland corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 1999, were audited by other auditors whose report dated February 7, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERIVEST PROPERTIES INC. and subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



                                            /s/ Arthur Andersen, LLP
                                            ------------------------
                                            Arthur Andersen, LLP

Denver, Colorado
March 23, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AmeriVest Properties Inc.:

We have audited the consolidated balance sheet of AmeriVest Properties Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVest Properties Inc. and Subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                            /s/ Wheeler Wasoff, P.C.
                                            ------------------------
                                            Wheeler Wasoff, P.C.


Denver, Colorado
February 7, 2000


                     AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                               AS OF DECEMBER 31, 2000


ASSETS
   Investment in real estate
        Land                                                              $  8,761,566
        Buildings and improvements                                          32,210,274
        Furniture, fixtures and equipment                                       68,793
        Tenant improvements                                                    645,429
        Tenant leasing commissions                                             585,887
        Less accumulated depreciation and amortization                      (3,349,569)
                                                                          ------------

           Net Investment in Real Estate                                    38,922,380

   Cash and cash equivalents                                                 1,046,976
   Investment in unconsolidated affiliate, net                                 584,640
   Accounts receivable                                                          52,328
   Deferred rents receivable                                                   524,581
   Deferred financing costs, net of accumulated amortization of $75,818        411,634
   Prepaid expenses, escrows and other assets                                  821,258
                                                                          ------------

           Total Assets                                                   $ 42,363,797
                                                                          ============


LIABILITIES
   Mortgage loans and notes payable                                       $ 28,122,856
   Accounts payable and accrued expenses                                       906,902
   Accrued interest                                                            118,564
   Accrued real estate taxes                                                   747,647
   Prepaid rents and security deposits                                         737,207
   Dividends payable                                                           372,118
                                                                          ------------

           Total Liabilities                                                31,005,294
                                                                          ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
        Authorized - 5,000,000 shares
        Issued and outstanding - none                                             --
   Common stock, $.001 par value
        Authorized - 15,000,000 shares
        Issued and outstanding - 2,976,939 shares                                2,977
   Capital in excess of par value                                           11,879,099
   Distributions in excess of accumulated earnings                            (523,573)
                                                                          ------------

           Total Stockholders' Equity                                       11,358,503
                                                                          ------------

           Total Liabilities and Stockholders' Equity                     $ 42,363,797
                                                                          ============


   The accompanying notes are an integral part of this consolidated balance sheet.

                                         F-3

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                         2000            1999
                                                     -----------     -----------
REAL ESTATE OPERATING REVENUE
   Rental revenue
        Commercial properties                        $ 6,360,902     $ 4,561,479
        Storage properties                               861,535       1,415,278
                                                     -----------     -----------

                                                       7,222,437       5,976,757
                                                     -----------     -----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
        Operating expenses                             1,946,633       1,636,305
        Real estate taxes                                668,224         596,790
        Management fees                                  344,636         124,111
   General and administrative                            517,019         657,349
   Severance expense                                     255,442            --
   Interest                                            2,167,869       1,696,222
   Depreciation and amortization                       1,205,795       1,033,450
                                                     -----------     -----------

                                                       7,105,618       5,744,227
                                                     -----------     -----------

OTHER INCOME
   Interest income                                        55,874          15,506
   Equity in loss of unconsolidated affiliate            (52,808)           --
                                                     -----------     -----------

                                                           3,066          15,506
                                                     -----------     -----------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE                119,885         248,036
                                                     -----------     -----------

GAIN ON SALE OF REAL ESTATE                            2,556,839         720,712
                                                     -----------     -----------

NET INCOME                                           $ 2,676,724     $   968,748
                                                     ===========     ===========

NET INCOME PER COMMON SHARE
    Basic                                            $      1.07     $       .51
                                                     ===========     ===========

    Diluted                                          $      1.07     $       .51
                                                     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
    Basic                                              2,492,584       1,881,075
                                                     ===========     ===========

    Diluted                                            2,495,919       1,882,232
                                                     ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                          AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                 Distributions
                                              Common Stock          Capital in    in Excess of
                                        -------------------------    Excess of    Accumulated
                                           Shares        Amount      Par Value      Earnings
                                        -----------   -----------   -----------   -----------
Balances, December 31, 1998               1,658,770   $     1,659   $ 5,607,725   $(1,958,895)
Issuance of common stock                    570,080           570     2,571,998          --
Dividends declared                             --            --            --        (933,029)
Net income                                     --            --            --         968,748
                                        -----------   -----------   -----------   -----------
Balances, December 31, 1999               2,228,850         2,229     8,179,723    (1,923,176)
Issuance of common stock and warrants       748,089           748     3,699,376          --
Dividends declared                             --            --            --      (1,277,121)
Net income                                     --            --            --       2,676,724
                                        -----------   -----------   -----------   -----------
Balances, December 31, 2000               2,976,939   $     2,977   $11,879,099   $  (523,573)
                                        ===========   ===========   ===========   ===========


                     The accompanying notes are an integral part of these
                              consolidated financial statements.

                                              F-5

                         AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                    2000            1999
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $  2,676,724    $    968,748
   Adjustments to reconcile net income to net cash
       provided by operating activities-
   Gain on sale of real estate                                    (2,556,839)       (720,712)
   Depreciation and amortization                                   1,205,795       1,033,450
   Amortization of deferred financing costs                           64,624          48,997
   Amortization of warrants                                           10,743            --
   Equity in loss of unconsolidated affiliate                         52,808            --
   Accrued interest added to mortgage payable                        422,052            --
   Changes in assets and liabilities-
       Decrease (increase) in accounts receivable                      9,558         (13,271)
       Increase in deferred rents receivable                        (524,581)           --
       Increase in prepaid expenses, escrows and other assets       (215,639)        (42,856)
       Increase in accounts payable and accrued expenses             720,100          65,475
       Increase in other accrued liabilities                         574,571         217,912
                                                                ------------    ------------

   Net cash from operating activities                              2,439,916       1,557,743
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and improvements of real estate                  (16,861,713)       (391,002)
   Net proceeds from the sale of real estate                       1,818,161         569,699
   Leasing commissions paid                                         (531,793)        (54,094)
   Distributions from unconsolidated affiliate                        60,000            --
   Release of escrow deposit                                         509,556            --
   Escrow deposit                                                       --          (509,556)
                                                                ------------    ------------

   Net cash from investing activities                            (15,005,789)       (384,953)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to mortgage loans and notes payable                  12,565,301            --
   Payments on mortgage loans                                     (1,023,165)       (291,152)
   Payment of deferred financing costs                              (146,299)           --
   Net proceeds from common stock and warrants offering            2,931,141            --
   Dividends paid                                                 (1,172,465)       (864,618)
                                                                ------------    ------------

   Net cash from financing activities                             13,154,513      (1,155,770)
                                                                ------------    ------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                  588,640          17,020

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         458,336         441,316
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $  1,046,976    $    458,336
                                                                ============    ============


                   The accompanying notes are an integral part of these
                            consolidated financial statements.

                                            F-6

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended December 31, 2000 and 1999, the Company made cash payments for interest on indebtedness of $2,127,231 and $1,612,768, respectively.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In 1999, the Company acquired an office building complex in Indiana. The purchase price of $7,944,000, consisted of cash, the assumption of mortgage debt of approximately $5,255,000 and 541,593 shares of the Company's common stock valued at $2,572,568 ($4.75 per share).

On September 29, 2000, the Company purchased a 9.639% preferred limited liability company membership interest in an affiliate. The aggregate purchase price for this investment consisted of $658,918, which the Company paid by issuing 65,892 units, with each unit consisting of two shares of common stock and one redeemable common stock purchase warrant.




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     AmeriVest Properties Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 25, 1993 and was reincorporated in the State of Maryland in 1999. Effective January 1, 1996, the Company commenced operating as a self-administered and self-managed real estate investment trust ("REIT"). The Company owns and operates, through its wholly owned subsidiaries, an office building in Appleton, Wisconsin, an office building complex in Indianapolis, Indiana, eighteen commercial office properties in the State of Texas, and an office building and a three-building office complex in Denver, Colorado.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     INVESTMENT IN REAL ESTATE

     Real estate, property, and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

                   Description                         Estimated Useful Lives
                   -----------                         ----------------------

     Land                                                  Not Depreciated
     Buildings                                              15 to 40 years
     Equipment                                               5 to 7 years
     Tenant improvements and lease commissions              Term of lease

     Depreciation and amortization expense related to investment in real estate was $1,201,840 and $1,031,965 for the years ended December 31, 2000 and 1999, respectively.

     Maintenance and repairs are expensed as incurred and improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation and/or amortization are removed from the accounts and the resulting gain or loss is reflected in operations in the period in which such sale or retirement occurs.

     LONG-LIVED ASSETS

     Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continually evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset is written down to its estimated fair value.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     REVENUE RECOGNITION

     Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently, which is recorded as deferred rents receivable in the accompanying balance sheet. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The amount included in rental revenue for the year ended December 31, 2000 that is not currently due from tenants is $524,581.

     INCOME TAXES

     Effective January 1, 1996, the Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"), as amended. As a REIT, the Company generally would not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. As of December 31, 2000, the Company has satisfied the requirements as defined in the Code.

     Certain of the Company's subsidiaries are subject to certain state excise and franchise taxes. The provision for such state taxes has been reflected in general and administrative expense in the accompanying consolidated statement of operations and has not been separately stated due to its insignificance.

     For federal income tax purposes, the cash dividends paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Dividends declared for the year ended December 31, 2000 totaled $1,277,121, of which $905,003 are characterized 100% as return of capital. The remaining dividends of $372,118 ($.125 per share), which were declared in the fourth quarter and paid January 17, 2001, will be treated as a 2001 dividend for federal income tax purposes. Dividends for the year ended December 31, 1999 totaling $933,029 are characterized 46% as return of capital and 54% ordinary income and include the dividend declared in the fourth quarter of 1999 of $267,462 ($.12 per share), which was paid January 14, 2000.

     STOCK BASED COMPENSATION

     The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, the Company does not recognize compensation cost for options granted to employees whose exercise price is equal to or exceeds the fair value of the underlying stock as of the grant date and which qualify for fixed plan treatment.

     Options and warrants issued to non-employees in which goods or services are the consideration received are accounted for based on the fair value of the equity instruments issued. The measurement date is considered to be the issuance date, or if there are performance vesting provisions, when earned.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     FAIR VALUE

     The Company's financial instruments include accounts receivable, deferred rents receivable, accounts payable and accrued expenses, mortgage loans and notes payable. The fair values of these financial instruments were not materially different from their carrying or contract values.

     CONCENTRATIONS OF CREDIT RISK

     The Company leases office space to commercial businesses in Colorado, Indiana, Wisconsin and Texas. The Company also leases office space to State of Texas governmental agencies. The terms of the leases generally require basic rent payments at the beginning of each month. Credit risk associated with the lease agreements is limited to the amount of rents receivable from tenants less any related security deposits. Leases with the State of Texas governmental agencies may be canceled by the lessee should funding for the specific governmental agency on a complete agency basis be decreased or discontinued.

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

     DEFERRED FINANCING COSTS

     Deferred financing costs include fees and costs incurred to obtain long-term financing. These costs are amortized over the terms of the respective loans and are included as a component of interest expense in the accompanying consolidated statements of operations.

     CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     BASIC AND DILUTED NET INCOME PER COMMON SHARE

     Basic net income per common share is determined by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share includes the effects of potentially issuable common stock, but only if dilutive.

     NEW TECHNICAL PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company is required to adopt SFAS No. 133 as of January 1, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company's adoption of SFAS No. 133 has not had a material impact on its financial statements, as it has not entered into any derivative financial instruments or hedging activities.

     In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides clarification and guidance on applying APB No. 25. FIN No. 44 generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. The Company's adoption of FIN No. 44 did not have a material impact on its financial statements.

     RECLASSIFICATIONS

     Certain prior period balances have been reclassified to conform to current period presentation.

NOTE 2 - STOCK OFFERING

     On March 29, 2000, The company's Registration Statement became effective with the Securities and Exchange Commission for an offering of units consisting of common stock and warrants. As modified in June 2000, the offering was for a maximum of 300,000 units offered at a price of $10.00 per unit. Each unit consisted of two shares of common stock and one redeemable common stock purchase warrant. The warrants are exercisable at $5.00 per share, expiring on July 10, 2005. The offering period was extended to August 31, 2000, whereupon it terminated after raising the maximum amount of $3,000,000. The amount of net proceeds which was allocated to the warrants was approximately $148,000. Proceeds from the sale of these units, after payment of expenses of $68,859, have been used to acquire and improve real estate properties, to repay debt and to increase working capital.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS AND DISPOSITIONS

     In 1999, the Company, through its wholly owned subsidiary, acquired a three-building office complex in Indianapolis, Indiana (the "Keystone Buildings"). These buildings are part of an office park and are multi-tenanted with small- to medium-sized tenants. The purchase price was $7,944,000. In conjunction with the purchase, the Company assumed approximately $5,255,000 of existing debt and issued 541,593 shares of its common stock valued at $2,572,568 ($4.75 per share).

     In August and September 1999, the Company sold two vacant lots adjacent to its bank buildings in Texas for aggregate cash proceeds of approximately $60,000.

     In December 1999, the Company sold its industrial office and showroom building in Denver, Colorado (the "Broadway Property") for $2,100,000 resulting in a gain of approximately $737,000. The net proceeds of approximately $510,000 were used to complete a tax-deferred exchange under
     Section 1031 of the Code ("1031 Exchange") in May 2000.

     On February 24, 2000, the Company entered into an Agreement of Sale to purchase for $5,900,000 a three-story office building (the "Panorama Falls Building") containing approximately 62,000 square feet on approximately six acres of land in southeast Denver, Colorado. The transaction closed on May 25, 2000. Funds for closing included approximately $514,000 being held in escrow and on deposit as part of the 1031 Exchange from the sale of the Broadway Property, together with mortgage financing and short-term financing, which was partially repaid in August 2000 with proceeds from the stock and warrant offering (Note 2).

     On June 6, 2000, the Company entered into a contract to sell its four self-storage facilities in the metropolitan Denver, Colorado area for $8,400,000. This sale closed on August 25, 2000, resulting in a gain on sale of approximately $2,557,000. The net proceeds of approximately $1,818,000 were used to complete a 1031 Exchange for office building assets.

     On June 2, 2000, the Company entered into a contract to purchase three office buildings ("Sheridan Center") in southeast Denver, Colorado for $9,600,000. The buildings contain approximately 143,000 square feet and are located on approximately 3.74 acres of land. The transaction closed on August 31, 2000. Funds for closing included approximately $1,818,000 held in escrow and on deposit as part of the 1031 Exchange from the sale of the self-storage facilities, together with mortgage financing and a portion of the proceeds from the stock offering.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following unaudited pro forma condensed operating results give effect to the sale of the four self-storage facilities and the related purchase of Sheridan Center as if the transactions had occurred at the beginning of the periods presented, and are included for informational purposes only. This pro forma information may not be indicative of what actual results of operations would have been if such transactions had in fact occurred on such dates, nor does it purport to represent the results of future operations. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                       Year Ended
                                                      December 31,
                                                 2000             1999
                                                 ----             ----

       Revenues from rental property          $ 7,398,747     $ 6,025,485
       Net operating income                   $ 3,656,530     $ 2,878,197
       Net income (loss)                      $  (103,100)    $   837,896
       Net income (loss) per common share:
           Basic                              $      (.04)    $       .45
           Diluted                            $      (.04)    $       .45


NOTE 4 - INVESTMENT IN UNCONSOLIDATED AFFILIATE, NET

     In September 2000, the Company entered into a contract to purchase a 9.639% preferred limited liability company membership interest in Sheridan Investments, LLC, a related party. Sheridan Investments, LLC is the sole owner of Sheridan Plaza at Inverness, LLC, which owns two office buildings in Englewood, Colorado, containing approximately 119,000 square feet and located on approximately 6.7 acres of land. The transaction closed on September 29, 2000. The aggregate purchase price for the limited liability company interest was $658,918, which the Company paid by issuing 65,892 units, with each unit consisting of two shares of common stock and one redeemable common stock purchase warrant. In connection with this investment, the Company had a difference related to the excess of its cost over its proportionate interest in the net tangible assets of the unconsolidated affiliate. The difference of approximately $261,000 is being amortized over the estimated useful life of the underlying assets (40 years). The acquired interest is being accounted for under the equity method of accounting and is included in investment in unconsolidated affiliate in the accompanying consolidated balance sheet.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - MORTGAGE LOANS AND NOTES PAYABLE

     Mortgages payable are collateralized by substantially all properties and require monthly principal and interest payments. Following is a summary of the Company's mortgages and notes payable at December 31, 2000:

     Note payable to Anchor Bank. Interest at 7.75%, due in
     monthly installments of $22,925 based on a 30-year
     amortization through June 1, 2008, at which time a balloon payment of $2,797,181 is due. This note is secured by a
     mortgage on the Giltedge Office Building in Appleton,
     Wisconsin.                                                    $ 3,125,484

     Note payable to ORIX Real Estate Capital Markets. Interest at 7.66%, due in monthly installments of $42,612 through
     July 1, 2028. This note is secured by a mortgage on 13
     office buildings leased to the State Of Texas.                  5,868,255

     Note payable to Jefferson Pilot. Interest at 9.0%, due in
     monthly installments of $17,095, through May 1, 2013. This note is secured by a mortgage on four office buildings
     leased primarily to a financial institution in Texas.           1,530,945

     Note payable to Security Life of Denver Insurance Company.
     Interest at 8%, due in monthly installments of $37,626
     through May 1, 2022. Lender can call the outstanding balance due on June 1, 2007, June 1, 2012 or June 1, 2017. This note
     is secured by a mortgage on the Keystone Buildings.             4,620,712

     Note payable to Security Life of Denver Insurance Company.
     Interest at 8.63%, due in monthly installments of $4,403
     through May 1, 2022. Lender can call the outstanding balance due on June 1, 2007, June 1, 2012 or June 1, 2017. This note
     is secured by a mortgage on the Keystone Buildings.               515,108

     Note payable to Key Bank National Association. Interest at the LIBOR rate plus 2.20% is due monthly. Beginning July 1,
     2001, monthly payments of principal of $5,585 and interest based on a 25-year amortization are due through June 1,
     2002, at which time the remaining principal and accrued
     interest are due. The note is secured by a mortgage on the
     Panorama Falls Building.                                        5,119,830

     Note payable to US Bank National Association. Interest at
     the LIBOR rate plus 2.25% is due monthly, with the principal balance and any accrued interest due on August 31, 2003. The
     note is secured by a mortgage on Sheridan Center.               7,342,522
                                                                   -----------

                 TOTAL                                             $28,122,856
                                                                   ===========

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As of December 31, 2000, the scheduled maturities of mortgages is as follows:

                        2001                 $   295,482
                        2002                   5,368,822
                        2003                   7,648,995
                        2004                     332,489
                        2005                     360,723
                        Thereafter            14,116,345
                                             -----------

                        Total                $28,122,856
                                             ===========

     The Company is required by certain of its mortgage debt lenders to restrict funds to be used for the payment of insurance, real estate taxes and certain other expenditures. As of December 31, 2000, these amounts totaled approximately $587,000, and are included in prepaid expenses, escrows and other assets in the accompanying consolidated balance sheet.

NOTE 6 - STOCKHOLDERS' EQUITY

     COMMON STOCK

     In 1999, the Company issued shares of its common stock as follows:

     o 28,487 shares as a purchase price adjustment to the 1998 purchase of the office buildings in Texas.

     o 541,593 shares valued at $2,572,568 ($4.75 per share) as partial consideration for the acquisition of the Keystone Buildings.

     In 2000, the Company issued shares of its common stock as follows:

     o    600,000 shares and 300,000 warrants as part of an equity offering.

     o 131,784 shares and 65,892 warrants valued at $658,918 as consideration for the 9.639% limited liability company interest in Sheridan Investments, LLC.

     o 16,305 shares valued at $79,376 ($4.87 per share) as consideration for the acquisition of a life insurance policy on one of the Company's directors and officers.

     WARRANTS

     At December 31, 2000 the status of exercisable warrants is as follows:

       Issue Date     Shares Exercisable    Exercise Price    Expiration Date
       ----------     ------------------    --------------    ---------------
       July 2000           300,000              $5.00            July 2005
     September 2000         65,892              $5.00         September 2005

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK OPTION PLAN

     In March 1998, the Board of Directors approved the 1998 Stock Option Plan (the "1998 Option Plan"). Pursuant to the Option Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Option Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. Directors who are not also employees of the Company ("Outside Directors") automatically receive options to purchase 12,000 shares pursuant to the Option Plan at the time of their election as an Outside Director. None of these options are exercisable at the time of grant. Options to purchase 4,000 shares become exercisable for each Outside Director on December 31 of each of the first three years immediately following the date of grant of the options to that Outside Director. The exercise price for options granted to Outside Directors is the fair market value of the common stock on the date of grant, and all options granted to Outside Directors expire five years from the date of grant. On the date that all of an Outside Director's options have expired, options to purchase an additional 12,000 shares, none of which is exercisable at that time, shall be granted to that Outside Director. The 1998 option plan was adopted as the Company had issued substantially all options available pursuant to the 1995 Stock Option Plan.

     The status of outstanding options granted pursuant to the Company's Stock Option Plans was as follows:

                                                             Weighted
                                                             Average    Weighted
                                                 Number of   Exercise    Average
                                                  Shares      Price     Fair Value   Exercise Price
                                                  ------      -----     ----------   --------------
     Options Outstanding - December 31, 1998      137,000     $4.66                   $3.97 - 5.00
               (83,750 exercisable)
     Granted                                      104,500     $4.58        $.48       $4.00 - 4.81
     Forfeited                                     (3,500)    $4.00
     Reissued                                     (66,000)    $5.00
                                                 --------
     Options Outstanding - December 31, 1999      172,000     $4.66                   $3.97 - 5.00
               (122,000 exercisable)
     Granted at fair value                         24,000     $4.44        $.47       $4.13 - 4.75
     Granted above fair value                      10,000     $5.00        $.44           $5.00
     Forfeited                                     (3,000)    $4.19                   $4.00 - 4.38
                                                  -------
     Options Outstanding - December 31, 2000      203,000     $4.65                   $3.97 - 5.00
               (173,750 exercisable)              =======


     In October 1999 the expiration date on the outstanding Directors options granted in 1995, and the options granted to the Company's former President in May 1995 and December 1996 were extended to December 31, 2004. The exercise price of the options remained at $5.00 per share and the fair value as of the October 1999 grant date was $.43 per share.

     The weighted average remaining contractual life of options outstanding at December 31, 2000 was approximately 3 years.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 2000, the number of options exercisable was 173,750, the weighted average exercise price of these options was $4.67, the weighted average remaining contractual life of the options was approximately 3 years and the range of exercise prices was $3.97 to $5.00 per share.

     At December 31, 2000 and 1999, options to purchase 127,000 shares and 158,000 shares, respectively, were available to be granted pursuant to the Company's 1995 and 1998 option plans.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 2000 and 1999 would have been changed to the pro forma amounts indicated below:

                                                          2000          1999
                                                          ----          ----
      Net income applicable to common stockholders -
       as reported                                    $ 2,676,724   $   968,748
                                                      ===========   ===========
      Net income applicable to common stockholders -
       pro forma                                      $ 2,651,953   $   936,489
                                                      ===========   ===========
      Basic Income per share - as reported            $      1.07   $       .51
                                                      ===========   ===========
      Diluted Income per share - as reported          $      1.07   $       .51
                                                      ===========   ===========
      Basic Income per share - pro forma              $      1.06   $       .50
                                                      ===========   ===========
      Diluted Income per share - pro forma            $      1.06   $       .50
                                                      ===========   ===========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 10.41% to 11.3%; expected volatility of 21.5% to 43.48%; discount rate of 4.55% to 6.36%; and expected lives of 5 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The following table summarizes future minimum base rent to be received under noncancelable tenant leases for the Company's commercial properties expiring each year, as of December 31, 2000:

                     2001                             $ 7,111,454
                     2002                               5,672,155
                     2003                               4,641,617
                     2004                               3,733,722
                     2005                               3,222,342
                     Thereafter                        10,997,985
                                                      -----------

                     Total                            $35,379,275
                                                      ===========

     Some leases also provide for additional rent based on increases in operating expenses. These increases are generally payable annually in the succeeding year.

     One tenant, a financial institution, accounted for approximately 11% and 14% of revenues for the years ended December 31, 2000 and 1999, respectively.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     From time to time, the Company and/or its subsidiaries may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any material litigation, nor is it aware of any material threatened legal proceedings.

NOTE 9 - RELATED PARTY TRANSACTIONS

     As required pursuant to the Company's acquisition of the Keystone Buildings from Sheridan Realty Partners L.P. ("SRP"), certain principals of SRP were appointed to the Company's Board of Directors and received shares of the Company's common stock issued in conjunction with the acquisition. Sheridan Development, LLC, an affiliate of SRP by virtue of interlocking ownership and management, managed the Keystone Buildings through December 1999 under a management agreement. The Company was charged a fee of 5% of gross revenues, which amounted to approximately $35,500 during 1999.

     Effective January 1, 2000 all of the Company's properties are managed under an agreement (the "Agreement") with Sheridan Realty Advisors, LLC ("SRA"), which also manages day-to-day operations of the Company and assists and advises the Board of Directors on real estate acquisitions and investment opportunities. Certain senior members of SRA are members of the Company's management team and of the Company's Board of Directors. SRA receives an administrative fee and a property management and accounting fee for these services. The Agreement provides that the costs paid for these services in fiscal year 2000 will be no greater than the costs incurred by the Company for the same services in fiscal year 1999. For the year ended December 31, 2000, the administrative fee totaled $189,600 and the property management and accounting fee, calculated as 5% of gross collected rents, amounted to $234,862. SRA also earns an advisory fee, calculated as 5% of capital deployed for real property acquisitions, which totaled $141,180 in 2000. In addition, SRA received incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of common stock at $5 per share. Issuance of the warrants was approved by the shareholders at the annual meeting on June 6, 2000. According to the Agreement, 225,000 of these warrants were granted and vested on the approval date. These vested warrants have an estimated fair value of $73,668, which is being amortized over the life of the Agreement. The remaining 525,000 warrants vest in an amount equal to 2.1% of capital deployed for real property acquisitions. During 2000, 48,795 of the remaining warrants vested and have an estimated fair value of $19,947, which has been capitalized with the related acquisition costs on the accompanying consolidated balance sheet.

NOTE 10 - COMPREHENSIVE INCOME

     There are no adjustments necessary to net income as presented in the accompanying consolidated statements of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - SEGMENT REPORTING

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

     The Company has reportable segments organized by the region in which they operate as follows: Wisconsin, Indiana, Texas and Colorado.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from real estate from the combined properties in each segment.

                                           AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                        Wisconsin         Indiana          Texas         Colorado       Corporate      Consolidated
                                       ------------    ------------    ------------    ------------    ------------    ------------
2000
Rental income                          $    842,855    $  1,519,941    $  2,779,775    $  2,079,866    $       --      $  7,222,437
Operating expenses                          369,176         608,767       1,340,884         629,923          10,743       2,959,493
Depreciation and amortization               138,909         208,384         407,066         439,834          11,602       1,205,795
                                       ------------    ------------    ------------    ------------    ------------    ------------

Income (loss) from property
operations                                  334,770         702,790       1,031,825       1,010,109         (22,345)      3,057,149

Percent of income from property
operations                                     10.9%           23.0%           33.8%           33.0%           (0.7)%         100.0%

Interest income                                --              --            14,389          13,739          27,746          55,874
Gain on sale of real estate                    --              --              --         2,556,839            --         2,556,839
Equity in loss of unconsolidated
affiliate                                      --              --              --           (52,808)           --           (52,808)
Interest expense                            252,649         417,929         610,379         880,962           5,950       2,167,869
General and administration                    3,664          19,225           6,780          62,849         679,943         772,461
                                       ------------    ------------    ------------    ------------    ------------    ------------

Net Income (Loss)                      $     78,457    $    265,636    $    429,055    $  2,584,068    $   (680,492)   $  2,676,724
                                       ============    ============    ============    ============    ============    ============

Real estate investments, net           $  2,404,957    $  8,227,058    $ 11,649,246    $ 16,601,509    $     39,610    $ 38,922,380
                                       ============    ============    ============    ============    ============    ============

Additions to real estate investments   $     51,528    $    465,497    $     50,744    $  6,954,495    $      5,695    $  7,527,959
                                       ============    ============    ============    ============    ============    ============

Total Assets                           $  2,483,493    $  8,321,881    $ 12,438,843    $ 17,763,388    $  1,356,192    $ 42,363,797
                                       ============    ============    ============    ============    ============    ============


1999
Rental income                          $    852,313    $    710,733    $  2,706,982    $  1,706,729    $       --      $  5,976,757
Operating expenses                          332,900         292,164       1,247,258         484,884            --         2,357,206
Depreciation and amortization               123,017          79,595         401,657         419,112          10,069       1,033,450
                                       ------------    ------------    ------------    ------------    ------------    ------------

Income (loss) from property
operations                                  396,396         338,974       1,058,067         802,733         (10,069)      2,586,101

Percent of income from property
operations                                     15.3%           13.1%           40.9%           31.0%           (0.3)%         100.0%

Interest income                                --              --              --              --            15,506          15,506
Gain (loss) on sale of real estate             --              --           (16,203)        736,915            --           720,712
Interest expense                            254,892         206,177         628,602         606,551            --         1,696,222
General and administration                    3,630           9,667           1,951          28,295         613,806         657,349
                                       ------------    ------------    ------------    ------------    ------------    ------------

Net Income (Loss)                      $    137,874    $    123,130    $    411,311    $    904,802    $   (608,369)   $    968,748
                                       ============    ============    ============    ============    ============    ============

Real estate investments, net           $  2,482,232    $  7,925,552    $ 12,001,728    $  5,624,711    $     45,223    $ 28,079,446
                                       ============    ============    ============    ============    ============    ============

Additions to real estate investments   $    (64,932)   $  7,925,552    $   (421,111)   $ (1,477,132)   $     18,872    $  5,981,249
                                       ============    ============    ============    ============    ============    ============

Total Assets                           $  2,566,012    $  8,028,019    $ 12,688,698    $  6,552,539    $    479,190    $ 30,314,458
                                       ============    ============    ============    ============    ============    ============

                                                              F-20

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - NET INCOME PER SHARE

     The following represents a reconciliation from basic income per share to diluted income per share:

                                                          2000         1999
                                                          ----         ----
       Determination of shares
           Weighted average common shares outstanding   2,492,584   1,881,075
           Assumed conversion of stock options              3,335       1,157
                                                        ---------   ---------
           Diluted shares outstanding                   2,495,919   1,882,232
                                                        =========   =========

       Basic income per common share                    $    1.07   $     .51
                                                        =========   =========
       Diluted income per common share                  $    1.07   $     .51
                                                        =========   =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 5, 2000, we dismissed Wheeler Wasoff, P.C. as our principal accountant. On April 5, 2000, we engaged Arthur Andersen LLP as the principal accountant to audit our financial statements. Our Board Of Directors has recommended and approved these actions.

     The accountant's reports of Wheeler Wasoff, P.C. on our consolidated financial statements as of and for the year ended December 31, 1999 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. There have been no disagreements between management and Wheeler Wasoff, P.C. during our two most recent fiscal years or during any subsequent period preceding Arthur Andersen's engagement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of a nature which if not resolved to the satisfaction of Wheeler Wasoff, P.C. would have caused it to make reference in connection with its report to the subject matter of the disagreements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors And Executive Officers

     Set forth in the following table are the names of our directors and executive officers (including executive officers of our Advisor), their respective positions and ages, and the year in which each director was first elected. Each director has been elected for a three-year term until the corresponding Annual Meeting of Stockholders and thereafter until his successor is elected and has qualified. Approximately one-third of the director positions are elected at each Annual Meeting of Stockholders. Additional information concerning each of these individuals follows the table.

                                    Position with AmeriVest/Position             Director
Name                       Age      with Sheridan Realty Advisors, LLC             Since
----                       ---      ----------------------------------             -----
William T. Atkins           51      Chief Executive Officer and Chairman of the    1999
                                    Board/Chairman of the Advisor

Charles K. Knight           43      President and Director/ President of the       1999
                                    Advisor

James F. Etter              58      Director                                       1995

Harry P. Gelles*            67      Director                                       2000

Robert W. Holman, Jr.       57      Director                                       2001

D. Scott Ikenberry          50      Chief Financial Officer/                        N/A
                                    Chief Financial Officer of the
                                    Advisor

John A. Labate*             52      Director                                       1995

Robert J. McFann            83      Director                                       1994

Jerry J. Tepper*            63      Director                                       2000

Alexander S. Hewitt         43      Vice President and Secretary/                   N/A
                                    Vice Chairman of the Advisor

John B. Greenman            47      Vice President/                                 N/A
                                    Senior Vice President of the Advisor

----------
* Member of the Audit Committee of the Board Of Directors (the "Board").

     William T. Atkins has served as a director of AmeriVest since August 1999, since December 1999, as our Chief Executive Officer and, since December 2000 as Chairman of the Board. He is also Chairman and a managing member of Sheridan Realty Advisors, LLC. Since 1990, he has served as President of Sheridan Realty Corp., of which he is a principal stockholder and co-founder. Sheridan Realty Corp. is involved in the commercial real estate business and serves as the general partner of Sheridan Realty Partners, L.P, the former owner of the Keystone Buildings. Since 1996, Mr. Atkins has also served as general partner of Atkins Ltd. Partnership, an investment company. Since 1996, Mr. Atkins has served as a director of Rock River Trust Company, which is involved in trust administration, and from 1996 through 1998 he served as President of Rock River Trust Company. Mr. Atkins earned a Bachelor of Arts degree in economics from Stanford University in 1971.

     Charles K. Knight has served as our President since October 2000, as a director of AmeriVest since August 1999 and, from December 1999 to October 2000, as a Vice President and our corporate Secretary. He is also the President and a managing member of Sheridan Realty Advisors, LLC. Since 1998, Mr. Knight has served as Vice President and a member of Sheridan Development, LLC. From 1996 through 1998, Mr. Knight was the owner and served as the President of Abaco Investment Group, a real estate investment company. From 1993 through 1996, Mr. Knight served as Vice President - Sales and Marketing of Menda Scientific Products, Inc. Mr. Knight received his Bachelor of Administration degree in Experimental Psychology from the University of California at Santa Barbara in 1977, and his Juris Doctor and Master of Business Administration degrees from the University of California at Los Angeles in 1982. Mr. Knight is licensed to practice law in the States of Colorado and New York and maintains an inactive license in California.

     James F. Etter served as our President from May 1995 until October 2000, as our Chief Financial Officer from July 1996 until December 1999 and as our Chief Executive Officer from January 1997 until December 1999. From 1994 until May 1995, Mr. Etter acted as a consultant with respect to real estate acquisitions not related to us. Mr. Etter received his Masters of Business Administration and his Bachelors of Business Administration degrees from the University of Cincinnati. He is a member of the Financial Executives Institute and the National Investors Relations Institute.

     Robert W. Holman, Jr. has served as a director of AmeriVest since March 2001. Mr. Holman is also a director of I-Star Financial, a publicly-traded finance company. He is the co-founder of TriNet Corporate Realty Trust and served ten years as Chief Executive Officer and Chairman of the Board of TriNet and its predecessor, Holman/Shidler Capital, Inc., until the 1999 merger of TriNet and Starwood Financial. Starwood Financial changed its name to I-Star Financial in April 2000. Mr. Holman graduated from the University of California at Berkeley with a degree in economics, earned a Master's degree in economics from Lancaster University, England, where he was a British Council Fellow, and is a former Harvard University Loeb Fellow. He has served as a board member, director or senior executive for a number of companies in the U.S., Britain and Mexico in the building materials, construction, finance Internet commerce, real estate and travel industries.

     Harry P. Gelles has served as a director of AmeriVest since June 2000. Mr. Gelles has been a private investor since 1985. During 1998, Mr. Gelles briefly served as a Managing Director of Cruttenden Roth, Inc., an investment banking firm. Mr. Gelles has fifteen years experience in investment banking, serving as a senior executive with White Weld & Co., Dean Witter, Goldman Sachs & Company and Chelsea Management Company. Mr. Gelles also has extensive experience in real estate with Del Webb Corporation for eight years and as a private investor in several real estate development projects in Colorado Springs, Phoenix and Sacramento. Mr. Gelles serves on the Board of Directors of Investors Research Fund, Inc., a public mutual fund company, and on numerous private and charitable boards. Mr. Gelles received his Bachelor of Arts and Master of Business Administration degrees from Harvard University.

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

     John A. Labate has served as a director of AmeriVest since May 1995 and as a member of both the Audit Committee and the Acquisitions Committee of the Board since July 1995. Since September 1999, Mr. Labate has been Vice President and Chief Financial Officer of Optical Security Group, Inc. From 1997 to August 1999, Mr. Labate was Vice President and Chief Financial Officer of GeoBiotics, Inc., a Denver based mineral technology company. Prior to 1997, Mr. Labate served as the Chief Financial Officer, Secretary, and Treasurer of Crown Resources Corporation, a publicly traded, Denver, Colorado based international gold mining and exploration company. Mr. Labate received his Bachelor of Science degree in accounting from San Diego State University.

     Robert J. McFann has served as a director of AmeriVest since August 1994. He also served as our corporate Secretary from May 1995 until December 1999. Mr. McFann has been a member of the Acquisitions Committee of our Board since July 1995. Prior to his retirement in 1996, Mr. McFann was the principal owner and President of Hy Grade Meat Company, a private company that grew to a mid-sized hotel and restaurant supply house under his direction. Prior to 1996, he also was a member of the Board Of Directors of the Bank Of Aurora.

     Jerry J. Tepper has served as a director of AmeriVest since 2000. Mr. Tepper has been president of Tepco, Inc., a privately-held real estate investment company, since 1997, president of CF Group Ltd., a privately-held investment company in the retail food business, since 1964, and president of Schoenberg Farms, Inc., a dairy product company, since 1987. Through Schoenberg Farms, Inc., Mr. Tepper is the company's largest stockholder, owning more than 12 percent of the company's outstanding common stock. Prior to forming Tepco, Mr. Tepper was also a director of Citizens Bank in Westminster, Colorado, when it was purchased by Vectra Bank in 1999. From 1975 through 1980, Mr. Tepper was a director of Regal Petroleum, and from 1979 to 1983 he was a member of the United States Chamber of Commerce Food and Agriculture Committee.

     Alexander S. Hewitt has served as a Vice President of AmeriVest since January 2000, as corporate Secretary since October 2000 and as Vice Chairman of the Advisor since December 1999. Since 1990, Mr. Hewitt has also served as Vice President of Sheridan Realty Corp., of which he is a principal stockholder and co-founder and has held senior positions with other Sheridan Group companies. Since 1996, Mr. Hewitt has served as a director of Rock River Trust Company, which is involved in trust administration. Mr. Hewitt earned a Bachelor of Arts degree in economics and a Bachelor of Science degree in Physics from Knox College in Galesburg, Illinois in 1982.

     John B. Greenman has served as a Vice President of AmeriVest since January 2000, and as a Senior Vice President of the Advisor since December 1999. Since 1994, he has served as Vice President of Sheridan Realty Corp. and as a senior officer of other Sheridan Group companies. Mr. Greenman is a member of the Urban Land Institute. He graduated from Amherst College in 1976 and in 1979 received his Master of Arts degree from the School of Advanced International Studies at Johns Hopkins University.

Board and Committee Meetings

     The Board maintains an Audit Committee which was formed to perform the following functions: recommend to the Board the independent auditors to be employed; discuss the scope of the independent auditors' examination; review the financial statements and the independent auditors' report; solicit recommendations from the independent auditors regarding internal controls and other matters; review all related party transactions for potential conflicts of interest; make recommendations to the Board; and perform other related tasks as requested by the Board. During the year ended December 31, 2000, the Audit Committee, currently consisting of Messrs. Gelles, Labate and Tepper, met one time.

     The Board Of Directors met ten times during 2000 and each director participated in at least 90 percent of those meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act of 1934 requires our directors, executive officers and holders of more than 10 percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. We believe that during the year ended December 31, 2000, our officers, directors and holders of more than 10 percent of our common stock complied with all Section 16(a) filing requirements, except that Alexander Hewitt was late in filing a Form 4, Statement Of Changes Of Beneficial Ownership Of Securities, concerning one transaction and Jerry Tepper and Harry Gelles were late in filing a Form 3, Initial Statement Of Beneficial Ownership Of Securities. In making these statements, we have relied upon the written representations of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

     Information required by this item also is incorporated by reference to the information presented in the section entitled "Proposal No. 1--Election of Directors" of the Company's proxy statement regarding the 2001 annual meeting of the Company's stockholders.

ITEM 10. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the information presented in the section entitled "Executive Compensation" of the Company's proxy statement regarding the 2001 annual meeting of the Company's stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the information presented in the section entitled "Beneficial Owners Of Securities" of the Company's proxy statement regarding the 2001 annual meeting of the Company's stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the information presented in the section entitled "Transactions Between AmeriVest And Related Parties" of the Company's proxy statement regarding the 2001 annual meeting of the Company's stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          ---------

     Exhibit Index

          Number        Description
          ------        -----------

            2 Form Of Agreement And Plan Of Merger Of AmeriVest And AMVP Inc. (to reincorporate in Maryland) (1)

            3.1         Articles Of Incorporation (2)

            3.2         Bylaws (3)

            4.1         Specimen Common Stock Certificate (4)

            10.1 Purchase And Sale Agreement dated April 26, 1999 (Sheridan Realty Partners, L.P.) (5)

            10.2 Advisory Agreement with Sheridan Realty Advisors, LLC dated January 1, 2000 (6)

            10.3        1995 Stock Option Plan (7)

            10.4        1998 Stock Option Plan (8)

            10.5        Dividend Reinvestment Plan (9)

            10.6        Form of Commercial Contract To Buy And Sell Real Estate
                        (10)

            10.7 Schedule Of Material Terms Of Commercial Contracts To Buy And Sell Real Estate (10)

            10.8 Agreement Of Sale dated February 24, 2000 between AmeriVest Broadway Properties Inc. and Jones Panorama Property, Inc. (11)

            10.9        Form of Subscription Agreement (11)

            10.10       Form of Escrow Agreement between AmeriVest and U.S. Bank
                        (11)

            10.11 Purchase And Sale Agreement effective July 1, 2000 (Sheridan Realty Partners, L.P.)

            10.12 Purchase And Sale Agreement dated August 31, 2000 (Sheridan Center at I-25 and Colorado Boulevard)

            21          Subsidiaries of AmeriVest

            23.1        Consent of Arthur Andersen LLP

            23.2        Consent of Wheeler Wasoff, P.C.

---------------------------

          (1) Incorporated by reference from Exhibit A of AmeriVest's Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting Of Stockholders.

          (2) Incorporated by reference from Exhibit B of AmeriVest's Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting Of Stockholders.

          (3) Incorporated by reference from Exhibit C of AmeriVest's Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting Of Stockholders.

          (4) Incorporated by reference from Exhibit 4.1(a) of AmeriVest's Registration Statement on Form SB-2 filed with the SEC on June 21, 1996 (Registration No. 333-5114-D).

          (5) Incorporated by reference from Exhibit 10.1 of AmeriVest's Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting Of Stockholders.

          (6) Incorporated by reference from Exhibit 10.1 of AmeriVest's Current Report on Form 8-K filed on January 18, 2000.

          (7) Incorporated by reference from AmeriVest's Annual Report on Form 10-KSB for the year ended December 31, 1997.

          (8) Incorporated by reference from AmeriVest's Proxy Statement concerning AmeriVest's May 21, 1998 Annual Meeting Of Stockholders filed with the SEC on March 30, 1998.

          (9) Incorporated by reference from AmeriVest's Registration Statement on Form S-3 filed with the SEC on August 21, 2000 (File No. 333-44210).

          (10) Incorporated by reference from AmeriVest's Current Report on Form 8-K dated July 13, 1998.

          (11) Incorporated by reference from AmeriVest's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000.

     (b) Reports On Form 8-K. During the fourth quarter of the fiscal year ended December 31, 2000, we filed Current Reports on Form 8-K/A and Form 8-K dated November 13, 2000 and November 16, 2000, respectively. The November 13, 2000 Current Report was an amendment to Form 8-K filed on September 8, 2000 to include financial statements. The November 16, 2000 Current Report consisted of Regulation FD disclosure reported under "Item 9. Regulation FD Disclosure". Subsequent to December 31, 2000 and prior to filing this Annual Report on Form 10-KSB, we filed two Current Reports on Form 8-K and Form 8-K/A dated February 6, 2001 and February 9, 2001, respectively. These events consisted of Regulation FD disclosure reported under "Item 9. Regulation FD Disclosure".

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERIVEST PROPERTIES INC.


Date:  March 30, 2001                 By:  /s/ William T. Atkins
                                      ------------------------------------------
                                      William T. Atkins, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                     Title                          Date
         ----------                     -----                          ----

/s/ William T. Atkins          Chief Executive Officer            March 30, 2001
----------------------------   (Principal Executive Officer)
William T. Atkins              and Chairman of the Board


/s/ Charles K. Knight          President and Director             March 30, 2001
----------------------------
Charles K. Knight


/s/ D. Scott Ikenberry         Chief Financial Officer            March 30, 2001
----------------------------   (Principal Financial Officer)
D. Scott Ikenberry

                               Director                           March __, 2001
----------------------------
James F. Etter


/s/ Harry P. Gelles            Director                           March 31, 2001
-------------------------
Harry P. Gelles


/s/ Robert W. Holman, Jr.      Director                           March 30, 2001
-------------------------
Robert W. Holman, Jr.


/s/ John A. Labate             Director                           March 30, 2001
-------------------------
John A. Labate


/s/ Robert J. McFann           Director                           March 31, 2001
-------------------------
Robert J. McFann


/s/ Jerry Tepper               Director                           March 31, 2001
-------------------------
Jerry Tepper

Exhibit Index

     Number        Description
     ------        -----------

       2 Form Of Agreement And Plan Of Merger Of AmeriVest And AMVP Inc. (to reincorporate in Maryland) (1)

       3.1         Articles Of Incorporation (2)

       3.2         Bylaws (3)

       4.1         Specimen Common Stock Certificate (4)

       10.1 Purchase And Sale Agreement dated April 26, 1999 (Sheridan Realty Partners, L.P.) (5)

       10.2 Advisory Agreement with Sheridan Realty Advisors, LLC dated January 1, 2000 (6)

       10.3        1995 Stock Option Plan (7)

       10.4        1998 Stock Option Plan (8)

       10.5        Dividend Reinvestment Plan (9)

       10.6        Form of Commercial Contract To Buy And Sell Real Estate
                   (10)

       10.7 Schedule Of Material Terms Of Commercial Contracts To Buy And Sell Real Estate (10)

       10.8 Agreement Of Sale dated February 24, 2000 between AmeriVest Broadway Properties Inc. and Jones Panorama Property, Inc. (11)

       10.9        Form of Subscription Agreement (11)

       10.10       Form of Escrow Agreement between AmeriVest and U.S. Bank
                   (11)

       10.11 Purchase And Sale Agreement effective July 1, 2000 (Sheridan Realty Partners, L.P.)

       10.12 Purchase And Sale Agreement dated August 31, 2000 (Sheridan Center at I-25 and Colorado Boulevard)

       21          Subsidiaries of AmeriVest

       23.1        Consent of Arthur Andersen LLP

       23.2        Consent of Wheeler Wasoff, P.C.

----------------------

      (1) Incorporated by reference from Exhibit A of AmeriVest's Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting Of Stockholders.

      (2) Incorporated by reference from Exhibit B of AmeriVest's Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting Of Stockholders.

      (3) Incorporated by reference from Exhibit C of AmeriVest's Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting Of Stockholders.

      (4) Incorporated by reference from Exhibit 4.1(a) of AmeriVest's Registration Statement on Form SB-2 filed with the SEC on June 21, 1996 (Registration No. 333-5114-D).

      (5) Incorporated by reference from Exhibit 10.1 of AmeriVest's Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting Of Stockholders.

      (6) Incorporated by reference from Exhibit 10.1 of AmeriVest's Current Report on Form 8-K filed on January 18, 2000.

      (7) Incorporated by reference from AmeriVest's Annual Report on Form 10-KSB for the year ended December 31, 1997.

      (8) Incorporated by reference from AmeriVest's Proxy Statement concerning AmeriVest's May 21, 1998 Annual Meeting Of
           Stockholders filed with the SEC on March 30, 1998.

      (9) Incorporated by reference from AmeriVest's Registration Statement on Form S-3 filed with the SEC on August 21, 2000 (File No. 333-44210).

      (10) Incorporated by reference from AmeriVest's Current Report on Form 8-K dated July 13, 1998.

      (11) Incorporated by reference from AmeriVest's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000.