Form 10KSB/A
period 2000-12-31
AMERIVEST PROPERTIES INC
filed 2001-04-30
CIK 927102

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                 FORM 10-KSB/A-1

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


     We have entered into a letter of intent concerning a proposed public offering of approximately $10 million of our common stock, with an over allotment option for the underwriter to purchase up to an additional $1.5 million of common stock for a period of 30 days after the offering at a price equal to the public offering price less commissions and discounts. We anticipate that the offering will occur in the second quarter of 2001. The letter of intent is not binding and there is no assurance that the offering will occur. This statement shall not constitute an offer of any of these securities for sale. The offering will be made only pursuant to a registration statement and prospectus filed with the U.S. Securities And Exchange Commission (the "SEC") in accordance with applicable securities laws.


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


     The following chart illustrates the geographic distribution of our property portfolio as of December 31, 2000 by square footage:


[Data points for graph:

        42% Colorado
        38% Texas
        12% Indiana
         8% Wisconsin]

     The following table sets forth certain information about each of our office properties owned as of December 31, 2000:

                                                                                      Percentage
                                         # of          Year          Leasable         Occupancy        Annual Rent
Location                              Buildings      Acquired    Sq. Footage (1)    At 12/31/2000    Per Sq. Ft. (2)
--------                              ---------      --------    ----------------   -------------    ---------------
Small Tenant Office
-------------------
Denver, CO - Sheridan Center              3            2000           143,210            90.0            $11.53
Englewood, CO - Sheridan Plaza (3)        2            1999           118,720           100.0            $23.01
Indianapolis, IN - Keystone               3            1999            95,862            93.7            $15.87
Englewood, CO - Panorama Falls            1            2000            61,963           100.0            $21.77 (4)
Appleton, WI - Giltedge                   1            1996            59,459            86.9            $12.55

Bank of America Buildings (5)
--------------------------
Mineral Wells, TX                         4            1998            59,617            96.6            $14.78
Georgetown, TX
Henderson, TX
Clifton, TX


State of Texas Leased Buildings (6)
--------------------------------
Arlington, Paris, Marshall,               14           1998           236,981            94.3             $8.12
Amarillo, El Paso[2 bldgs],
Belleville, Mission, Odessa,
Clint, Lubbock, Temple, Hempstead
and Columbus

Totals                                    28                          775,812            94.4            $14.34
                                                                      =======


-----------------------------------------------------------------------------------------------------------------

(1) Includes office space but excludes storage, telecommunications and garage space.
(2) Annualized base rent divided by net rentable area leased. Annualized base rent is original base rent plus contractual increases but excludes percentage rent, additional rent for common area maintenance, taxes and expense reimbursements and parking.
(3) AmeriVest owns a 9.639% interest in this project and has entered into an agreement to purchase the remaining 90.361% interest.
(4)  Includes approximately $7.00 per square foot of estimated expenses.
(5) Buildings leased approximately 63% to Bank of America. See description below.
(6)  Buildings leased primarily to various departments of the State of Texas.

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


     The Panorama Falls Building is located in a suburban business park where there is substantial competition from existing buildings, many of which are newer than Panorama Falls. CarrAmerica, a large office building owner, owns several properties nearby and will compete directly with the subject property. Sheridan Plaza at Inverness, LLC, an affiliate of Sheridan Realty Advisors, our advisor, in which we have a 9.639% indirect interest, owns two Class A office buildings aggregating 119,000 square feet that are located within three miles of Panorama Falls. One of these buildings, Sheridan Plaza, is 100% leased, so we do not believe it is presently competitive with the Panorama Falls Building. In April 2001, we entered into an agreement to purchase 100% of Sheridan Plaza at Inverness, LLC. We will seek shareholder approval for this transaction at a meeting anticipated to occur in June 2001 and will provide proxy materials for that meeting in accordance with SEC requirements. See, "Item 12. Certain Relationships And Related Transactions".


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

                                    Position with AmeriVest/Position             Director
Name                       Age      with Sheridan Realty Advisors, LLC             Since
----                       ---      ----------------------------------             -----
William T. Atkins           51      Chief Executive Officer and Chairman of the    1999
                                    Board/Chairman of the Advisor

Charles K. Knight           43      President and Director/ President of the       1999
                                    Advisor

James F. Etter              58      Director                                       1995

Harry P. Gelles*            67      Director                                       2000

Robert W. Holman, Jr.       57      Director                                       2001

D. Scott Ikenberry          50      Chief Financial Officer/                        N/A
                                    Chief Financial Officer of the
                                    Advisor

John A. Labate*             52      Director                                       1995


Robert J. McFann            85      Director                                       1994

Jerry J. Tepper*            64      Director                                       2000


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

ITEM 10. EXECUTIVE COMPENSATION


Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the last three successive completed fiscal years ended December 31, 2000 by William T. Atkins, our Chief Executive Officer, James F. Etter, our former President, and Mr. Charles K. Knight, our President. No other employees received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                                               Summary Compensation Table
                                               --------------------------
                                                                                  Long Term Compensation
                                                                                  ----------------------
                                          Annual Compensation                   Awards             Payouts
                                          -------------------                   ------             -------

                                                                Other Annual  Restricted          All other
Name and                  Fiscal      Salary        Bonus       Compensation    Stock     Options  Payouts   Compensation
Principal Position         Year       ($)(1)       ($)(2)          ($)(3)      Awards(#)    (#)     ($)(3)      ($)(4)
-------------------------------------------------------------------------------------------------------------------------
William T. Atkins          2000      $    -0-          -0-           -0-         -0-         -0-      -0-         -0-
Chief Executive Officer    1999 (5)  $    -0-          -0-           -0-         -0-      12,000      -0-         -0-

Charles K. Knight          2000 (6)  $    -0-          -0-           -0-         -0-         -0-      -0-         -0-
President

James F. Etter             2000      $126,788 (9)      -0-       $15,000 (8)(9)  -0-      10,000      -0-         -0-
Former President           1999      $120,750      $15,326 (7)   $15,000 (8)     -0-         -0-      -0-         -0-
                           1998      $115,000      $20,000       $15,000 (8)     -0-      10,000      -0-         -0-
----------

(1)  The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received during the year indicated.

(3) AmeriVest does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year except for our 1995 Stock Option Plan and 1998 Stock Option Plan. AmeriVest has entered into an agreement with Sheridan Realty Advisors, LLC that provides for performance-based incentives.

(4) All other compensation received that AmeriVest could not properly report in any other column of the Summary Compensation Table including annual AmeriVest's contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, AmeriVest with respect to term life insurance for the benefit of the named executive officer, and, the full dollar value of the remainder of the premiums paid by, or on behalf of, AmeriVest.

(5)  Mr. Atkins became Chief Executive Officer of AmeriVest on December 22,
     1999.

(6)  Mr. Knight became President of AmeriVest on October 2, 2000.

(7) Consists of $15,326 for accrued vacation time from 1997 through December 31, 1999.

(8) Consists of $12,000 to reimburse for medical and life insurance coverage and a $3,000 contribution to SIMPLE IRA Plan for 2000, 1999 and 1998.

(9) Consists of compensation paid under the employment agreement and the severance agreement described below.


Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2000 to each named executive officer.

              Option Grants For Fiscal Year Ended December 31, 2000
              -----------------------------------------------------

                              % of Total Options
                  Options    Granted to Employees   Exercise or Base  Expiration
     Name       Granted (#)     in Fiscal Year      Price ($/Share)      Date
     ----       -----------     --------------      ---------------      ----
James F. Etter    10,000              29%             $5.00/Share      12/31/04


Employment Contracts And Termination Of Employment And Change-In-Control Arrangements

     Advisory Agreement With Sheridan Realty Advisors

     Under the advisory agreement that we entered into with Sheridan Realty Advisors, LLC effective January 1, 2000, Sheridan Realty Advisors received incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of common stock at $5 per share (the "Advisor Warrants") as an advisory fee based on new real property acquisitions. For additional information concerning the Advisors Warrants, see below, "Sheridan Realty Advisors' Warrants". William T. Atkins, our Chief Executive Officer and Chairman of our Board, is the co-manager, chairman and a 20 percent owner of Sheridan Realty Advisors. Charles K. Knight, President and a director of AmeriVest, is the co-manager, president and a 20 percent owner of Sheridan Realty Advisors. D. Scott Ikenberry, our Chief Financial Officer, is the chief financial officer and a 20 percent owner of Sheridan Realty Advisors. Messrs. Alexander S. Hewitt and John B. Greenman, each of whom is a Vice President, are the Vice-Chairman and Vice President, respectively, and 20 percent owners of Sheridan Realty Advisors.

     Employment Agreement With James F. Etter

     We entered into an employment agreement (the "Etter Agreement") with James
F. Etter, our former President, for the period from January 1, 1998 until December 31, 2000, which replaced a previous agreement effective as of January 1, 1996. For the 1999 fiscal year, the Etter Agreement provided for the payment of salary at the rate of $10,062.50 per month. For the 2000 fiscal year, the Etter Agreement provided for salary at the rate of $10,565.63 per month. The Etter Agreement also provided that we would reimburse Mr. Etter for up to $12,000 annually for medical and insurance expenses paid by Mr. Etter until we adopted health care plans covering these matters. Effective January 1, 2000, Mr. Etter was covered under the medical insurance plan maintained by Sheridan Realty Advisors on behalf of all AmeriVest employees.

     On December 9, 1998, the Board granted to Mr. Etter a bonus of $20,000 for 1998 and options to purchase 10,000 shares of common stock. On December 23, 1999, the Board authorized a payment to Mr. Etter of $15,326 for unused accrued vacation.

     The Etter Agreement also provided that if we were acquired by another company, and if the acquiring company did not offer Mr. Etter a position in the Denver area at a salary level equal to or greater than his then current salary, then all unexercised stock options held by Mr. Etter would immediately become exercisable, and we would pay Mr. Etter an amount equal to one year's salary.

     Effective January 1, 2000, we entered into a Severance Protection Agreement (the "Severance Agreement") with Mr. Etter that is separate from the Etter Agreement. We agreed with Mr. Etter to continue paying him salary and benefits for 18 months if he is terminated by AmeriVest other than for cause. These payments would be reduced by the amount of any severance payments made to Mr. Etter pursuant to the Etter Agreement.

     Effective September 30, 2000 (the "Termination Date"), we entered into a Separation Agreement And Release with Mr. Etter under which it was mutually agreed to terminate Mr. Etter's employment. Mr. Etter agreed to resign from his positions as an officer of AmeriVest and, as applicable, as an officer and director of each of AmeriVest's subsidiaries and affiliates and AmeriVest agreed to pay Mr. Etter the following compensation, benefits and options:

     o During the period of October 1, 2000 through and including June 30, 2002 (the "Severance Period"), AmeriVest will pay Mr. Etter $10,565.63 per month, with payments being made on AmeriVest's usual payroll dates. No additional compensation for vacation and sick days will accrue or be payable to Mr. Etter after the Termination Date.

     o During the Severance Period, AmeriVest will pay Mr. Etter an additional $1,000 per month to be used by Mr. Etter to reimburse AmeriVest for medical, dental and vision insurance premiums on behalf of Mr. Etter and Mr. Etter's dependents and beneficiaries, or to pay such premiums directly, including payment of premiums for life insurance in effect on the Termination Date.

     o As of the Termination Date, Mr. Etter received 15,000 of the Advisor Warrants issued by AmeriVest to Sheridan Realty Advisors, LLC and 10,000 additional stock options from AmeriVest with the same terms and conditions concerning vesting, term and exercise price as the Advisor Warrants. The exercisability of the 15,000 Advisor Warrants allocated to the benefit of Mr. Etter is governed by the terms of the Advisory Agreement between AmeriVest and the Advisor. See below, "--Sheridan Realty Advisors' Warrants."

1995 Stock Option Plan

     Pursuant to our 1995 Stock Option Plan (the "1995 Plan"), we may grant options to purchase an aggregate of 130,000 shares of our common stock to key employees, directors and other persons who have contributed or are contributing to our success. The options granted pursuant to the 1995 Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. With respect to options granted to persons other than our directors who are not also our employees, the 1995 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1995 Plan. Under the terms of the 1995 Plan, the Board Of Directors is permitted to serve, and has served, as the option committee. In May 1995, four outside directors were granted an aggregate of 48,000 options with an exercise price of $5.00 per share pursuant to the 1995 Plan, one-third of the options granted becoming exercisable on each December 30 for three years thereafter, provided that the recipient was still a director on that date. 12,000 of these options expired without being exercised. In December 1997, three outside directors were granted an aggregate of 36,000 options with an exercise price of $4.4375 per share pursuant to the 1995 Plan, and with one-third of the options granted becoming exercisable on each December 30 for three years thereafter, provided that the recipient was still a director on that date. At December 31, 2000, options to purchase an aggregate of 123,500 shares of common stock were outstanding under the 1995 Plan. The option committee or the Board may grant additional options to purchase 6,500 shares pursuant to the 1995 Plan.

1998 Stock Option Plan

     Pursuant to our 1998 Stock Option Plan (the "1998 Plan"), we may grant options to purchase an aggregate of 200,000 shares of common stock to key employees, directors and other persons who have or are contributing to our success. The options granted pursuant to the 1998 Plan may be incentive options qualifying for beneficial tax treatment for the recipient, non-qualified options, or non-qualified non-discretionary options. The terms of the 1998 Plan concerning incentive options and non-qualified options are substantially the same except that only our employees or employees of subsidiaries are eligible for incentive options, and employees and other persons who have contributed or are contributing to our success are eligible for non-qualified options. Non-qualified non-discretionary options may be granted only to outside directors. With respect to options granted to persons other than outside directors, the 1998 Plan also is administered by an option committee that determines the terms of the options subject to the requirements of the 1998 Plan. Under the terms of the 1998 Plan, the Board Of Directors is permitted to serve, and has served, as the option committee. The portion of the 1998 Plan concerning non-qualified, non-discretionary options provides that outside directors automatically receive options to purchase 12,000 shares pursuant to the 1998 Plan at the time of their initial election as an outside director. The options held by outside directors are not exercisable at the time of grant, but options to purchase 4,000 shares become exercisable for each outside director on December 30 of each of the first three years immediately following the date of grant of these options to the outside director. The exercise price for the non-qualified non-discretionary options is the fair market value of the common stock on the date these options are granted. Shares acquired upon exercise of these options cannot be sold for six months following the date of grant. If not previously exercised, non-qualified non-discretionary options that have been granted expire upon the later to occur of five years after the date of grant and two years after the date these options first became exercisable. The non-qualified non-discretionary options also expire 90 days after the optionholder ceases to be our director. At any time all of an outside director's options have become exercisable, non-qualified non-discretionary options to purchase an additional 12,000 shares, which are not exercisable at the time of grant, shall be granted automatically to that outside director.

     All options granted under the 1998 Plan will become fully exercisable upon the occurrence of a change in control of AmeriVest or of certain mergers or other reorganizations or asset sales described in the 1998 Plan. Options granted pursuant to the 1998 Plan are not transferable during the optionee's lifetime. Subject to the other terms of the 1998 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. At December 31, 2000, options to purchase 79,500 shares of common stock were outstanding under the 1998 Plan and options to purchase 120,500 were available to be granted pursuant to the 1998 Plan.

Sheridan Realty Advisors' Warrants

     Under the advisory agreement that we entered into with Sheridan Realty Advisors effective January 1, 2000, Sheridan Realty Advisors received compensation designed to provide an incentive for its performance in the form of an advisory fee based on new real property acquisitions and the Advisor Warrants to purchase up to 750,000 shares of our common stock at $5 per share until January 1, 2005. Exercise of the warrants can occur after January 1, 2003 only if another vesting event has occurred. The warrants were issued as of January 1, 2000 and 225,000 warrants vested immediately. The balance of up to 525,000 warrants vest only upon completion of an acquisition, purchase or long-term lease of real property by us in an aggregate exercise price equal to 2.1 percent of the Equity Value of the property acquired. "Equity Value" is equal to the acquisition price of the property (before expenses of purchase) less any mortgage debt assumed or incurred in connection with the acquisition plus any capital expenditures and lease-up costs incurred in connection with the property during the first 12 months of ownership. The total amount of Equity Value of real property subject to the incentive compensation provision shall not exceed $25 million.

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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     As of March 31, 2001, there were 3,171,381 shares of our common stock outstanding. The following table sets forth certain information as of that date with respect to the beneficial ownership of our common stock by each director and nominee for director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock:

Name and Address of                     Number of Shares         Percentage of
Beneficial Owner                     Beneficially Owned (1)   Shares Outstanding
----------------                     ----------------------   ------------------

William T. Atkins                          343,288 (2)               10.8%
1780 South Bellaire Street, Suite 515
Denver, Colorado 80222

James F. Etter                              71,000 (3)                2.2%
1780 South Bellaire Street, Suite 515
Denver, Colorado 80222

Harry P. Gelles                             10,094 (4)                 *
1114 State Street, Suite 236
Santa Barbara, California 93101

Alexander S. Hewitt                        360,772 (5)               11.37%
1780 South Bellaire Street, Suite 515
Denver, CO 80222

Robert W. Holman, Jr.                       13,501 (6)                 *
P.O. Box 8
Pebble Beach, CA 93921

Charles K. Knight                           22,937 (7)                 *
1780 South Bellaire Street, Suite 515
Denver, Colorado 80222

John A. Labate                              12,000 (8)                 *
5260 South Beeler Court
Englewood, Colorado  80111

Robert J. McFann                            62,190 (8)(9)             1.9%
3260 Zephyr Court
Wheat Ridge, Colorado 80033

Jerry J. Tepper                            464,000 (10)              14.4%
7255 North Sheridan Street
Arvada, CO 80033

All Officers And Directors As A Group    1,359,783 (2-10)            40.65%
   (11 Persons)

Schoenberg Farms, Inc.                     350,000 (11)              10.9%
7255 North Sheridan Street
Arvada, CO 80002

Sheridan Realty Partners, L.P.             200,788                    6.3%
1780 South Bellaire Street, Suite 515
Denver, CO 80222

----------
*Less than one percent

(1) "Beneficial ownership" is defined in the regulations promulgated by the SEC as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Includes 32,746 shares of common stock owned directly by Mr. Atkins; 217,093 shares in which Mr. Atkins has an indirect pecuniary interest, 194,801 shares of which he disclaims beneficial ownership; 8,000 shares of common stock underlying currently exercisable options; 200 shares of common stock held by his minor children and 100 shares of common stock underlying currently exerciseable warrants held by his minor children.

(3) Includes 1,000 shares of common stock owned directly by Mr. Etter; 70,000 shares of common stock underlying currently exercisable options held by Mr. Etter. See "Executive Compensation--Employment Contracts And Termination Of Employment And Change-In-Control Arrangements--Option Grants" for additional information concerning Mr. Etter's options.

(4) Includes 4,000 shares of common stock owned directly by Mr. Gelles and 6,000 shares of common stock underlying currently exercisable options and warrants held by Mr. Gelles.

(5) Includes 217,093 shares owned by entities in which Mr. Hewitt has an indirect pecuniary interest. Mr. Hewitt disclaims beneficial ownership over an aggregate of 174,448 shares of common stock.

(6) Includes 10,000 shares of common stock owned directly by Mr. Holman; 2,334 shares in which Mr. Holman has an indirect pecuniary interest; and 1,167 shares of common stock underlying currently exercisable warrants in which Mr. Holman has an indirect pecuniary interest.

(7) Includes 13,364 shares of common stock owned directly by Mr. Knight; 9,500 shares of common stock underlying currently exercisable options and warrants held by Mr. Knight; 200 shares of common stock held by his minor children; and 100 shares of common stock underlying currently exercisable warrants held by his minor children.

(8) Includes the following numbers of shares underlying options to purchase shares of common stock that currently are exercisable that were granted to each outside director pursuant to our 1995 and 1998 Stock Option Plans:
     John Labate, 12,000; and Robert McFann, 12,000.

(9)  Includes 50,190 shares of common stock directly owned by Mr. McFann.

(10) Includes 50,000 shares of common stock directly owned by Mr. Tepper; 360,000 shares of common stock in which Mr. Tepper has an indirect pecuniary interest; 4,000 shares of common stock underlying currently exercisable options held by Mr. Tepper; and 50,000 shares of common stock underlying currently exercisable warrants in which Mr. Tepper has an indirect pecuniary interest and in which he disclaims beneficial ownership over a portion of interest.

(11) Includes 300,000 shares of common stock directly owned by Schoenberg Farms, Inc. and 50,000 shares of common stock underlying currently exercisable warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     We have been involved in the following transactions with our current and past directors and officers and by persons known by us to be the beneficial owners of five percent or more of our common stock since January 1, 1999.

Asset Purchases

     Purchase Of Keystone Buildings

     Effective July 1, 1999, we completed the acquisition of three office buildings, known as the Keystone Buildings, located in suburban Indianapolis, Indiana from Sheridan Realty Partners, L.P., an affiliate of Sheridan Realty Advisors, LLC, our advisor, and an affiliate of Messrs. Atkins, Ikenberry, Knight, Hewitt and Greenman, senior members of our management team. See below, "--Relationships Among AmeriVest And Various Sheridan Group Entities". The Keystone Buildings contain a total of 95,836 square feet of rentable space. The total purchase price for the Keystone Buildings was $7,944,000, which we paid by assuming approximately $5,255,000 of existing debt and $116,400 of related escrow balances on the properties and issuing 541,593 shares of our common stock at the rate of $4.75 per share. In conjunction with the assumption of the debt, we also agreed to indemnify the original guarantors of this debt if we fail to repay it.

     As required pursuant to the Purchase And Sale Agreement with Sheridan Realty Partners, L.P. regarding our acquisition of the Keystone Buildings, we appointed William T. Atkins and Charles K. Knight to our Board. In December 1999, Mr. Atkins was elected as our Chief Executive Officer and Mr. Knight was elected as our Secretary. Mr. Atkins is the President and a 16.5 percent owner of Sheridan Realty Corp., which is the general partner of Sheridan Realty Partners. Sheridan Realty Corp. holds a one percent interest in Sheridan Realty Partners as the general partner and an additional 3.1335 percent interest as a limited partner. In connection with the acquisition of the Keystone Buildings, Mr. Atkins received approximately 30,196 of the shares of our common stock paid by us as a portion of the purchase price. A trust company for which Mr. Atkins serves as a director serves as trustee for trusts that also received 83,185 shares of our common stock. Mr. Atkins has no beneficial interest in any shares held by the trust company. Mr. Atkins is also the Chairman and a 20 percent owner of Sheridan Realty Advisors, LLC.

     We hired Sheridan Development, LLC to manage the Keystone Buildings for a one-year term commencing on July 1, 1999. During that term, Sheridan Development was responsible for all aspects of the management and operation of the Keystone Buildings and coordinating the leasing of the Keystone Buildings. As compensation, we pay a management fee equal to five percent of the gross monthly rental income received from the Keystone Buildings. This management agreement was terminated as of January 1, 2000 when Sheridan Realty Advisors became the property manager for all of our properties other than the Texas properties. See below, "--Agreement With Sheridan Realty Advisors, LLC".

     After we purchased the Keystone Buildings, Charles K. Knight purchased from the Crawford, Wilson, Ryan & Agulnick, P.C. Profit Sharing Plan (the "Plan"), a partner in Sheridan Realty Partners, L.P., the 5,343 shares to be received by the Plan as a portion of the purchase price. Mr. Knight paid the Plan $4.40 per share.

     Also after our purchase of the Keystone Buildings, William T. Atkins and the Alexander S. Hewitt Trust purchased 3,589 shares of common stock from John
B. Greenman at a price of $4.75 per share. John Greenman is an employee of Sheridan Realty Advisors, LLC. Alexander S. Hewitt also received 53,079 of the shares of common stock paid by us as a portion of the purchase price for the Keystone Buildings. The Alexander S. Hewitt Revocable Trust is a 17.50 percent owner of Sheridan Realty Corp. A trust company for which Mr. Hewitt serves as a director serves as trustee for trusts that received an aggregate of 83,185 additional shares of common stock. Mr. Hewitt is also a beneficiary of some of these trusts. For additional information concerning the relationships of Messrs. Greenman, Hewitt and Ikenberry with AmeriVest and various Sheridan entities, see below, "--Relationships Among AmeriVest And Various Sheridan Group Entities".

     In order to pay a portion of the purchase price for the Panorama Falls Property, on May 25, 2000, we borrowed $225,000 from the Alexander S. Hewitt Trust, using $200,000 in connection with the purchase. This loan accrued interest at the prime rate, was due on demand after one year or five days after closing of our August 2000 public offering of Units of Common Stock and Warrants with proceeds to us of at least $2 million, and was unsecured. We had the right to prepay this loan at any time without penalty and did so in August, 2000 with the proceeds of our public offering. Alexander S. Hewitt is a shareholder and officer of AmeriVest, an owner and officer of Sheridan and a trustee and beneficiary of the Alexander S. Hewitt Trust.

     Purchase Of Sheridan Investments, LLC Interest

     Effective July 1, 2000, we purchased through our wholly owned subsidiary AmeriVest Inverness Inc., from Sheridan Realty Partners, LP sold a 9.639 percent preferred limited liability company membership interest in Sheridan Investments, LLC to us. Sheridan Investments owns all the ownership interests of Sheridan Plaza at Inverness LLC, whose sole asset is a fee simple interest in two multi-tenant office buildings located at 383 and 385 Inverness Drive South in Denver, Colorado. The purchase price of the Sheridan Investments interest was $658,918 payable in the form of 65,892 units, with each unit consisting of two shares of our common stock and one redeemable common stock purchase warrant to purchase one share of our common stock for $5.00 per share until July 12, 2005. The agreement also provided for a reduction to the purchase price if, on or before October 31, 2000, a member of Sheridan Investments sells a preferred limited liability company membership interest at a price less than the purchase price paid by us or Sheridan Investments issues additional preferred limited liability company membership interests with substantially the same terms as the Sheridan Investments interest at a price less than the purchase price paid by us. No such transaction occurred and no reduction in the purchase price took place. For information on our agreement to purchase 100 percent of Sheridan Plaza at Inverness LLC, see below "--Purchase Of Sheridan Plaza At Inverness LLC". For additional information on relationships of AmeriVest and Sheridan Investments, LLC and Sheridan Plaza at Inverness LLC, see below, "--Relationships Among AmeriVest And Various Sheridan Group Entities".

     Purchase of Sheridan Plaza at Inverness LLC

     In April 2001, we entered into an agreement with Sheridan Investments, LLC for our AmeriVest Inverness Inc. subsidiary to purchase all the ownership interests of Sheridan Plaza at Inverness LLC. The purchase price of $6,928,646 is to be paid by having Sheridan Investments, LLC redeem our 9.639 percent preferred limited liability company membership interest in Sheridan Investments, LLC and by our issuing 1,121,209 shares of common stock at the rate of $5.55 per share. We are seeking shareholder approval for this transaction, which approval will be solicited pursuant to a proxy statement meeting the requirements of the SEC. For additional information on relationships of AmeriVest and Sheridan Investments, LLC and Sheridan Plaza at Inverness LLC, see below, "--Relationships Among AmeriVest And Various Sheridan Group Entities".

     Purchase of Key Man Life Insurance Policy

     On December 18, 2000, we authorized the purchase from Sheridan Investments, LLC of the key man life insurance policy maintained on the life of William T. Atkins, our Chairman and Chief Executive Officer. We agreed to pay $79,375.99 for this policy, which is the excess of the cash value of the policy over the total loan outstanding on the policy. We agreed to pay this purchase price by issuing shares of our restricted common stock valued at a price equal to the volume-weighted average trading price of the Company's common stock for the five most recent trading days preceding December 18, 2000. This resulted in a purchase price of $4.868 per share and a total purchase price of 16,305 shares. For additional information on relationships of AmeriVest and Sheridan Investments, LLC, see below, "--Relationships Among AmeriVest And Various Sheridan Group Entities".


Agreement With Sheridan Realty Advisors, LLC

Effective January 1, 2000, we entered into an agreement with Sheridan Realty Advisors, LLC for it to assume responsibility for our day-to-day operations. Sheridan Realty Advisors manages our assets and assists and advises our Board on real estate acquisitions and investment opportunities. We pay Sheridan Realty Advisors an administrative fee and a property management and accounting fee for these services. Our agreement with Sheridan Realty Advisors provided that the costs for these services in fiscal 2000 would be no greater than the costs incurred by us for providing these services ourselves or in obtaining them from outside sources in fiscal year 1999. In addition, Sheridan received incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of our common stock at $5 per share and an advisory fee based on new real property acquisitions. Issuance of the warrants was approved by our shareholders in the June 6, 2000 annual meeting of shareholders. Sheridan Realty Advisors, LLC plans to utilize the warrants as incentive compensation to its employees and employees of AmeriVest in amounts and subject to vesting requirements to be determined. William T. Atkins, Charles K. Knight, James F. Etter, John B. Greenman and Alexander S. Hewitt received portions of the warrants. For additional information on relationships of AmeriVest and Sheridan Realty Advisors, LLC, see below, "--Relationships Among AmeriVest And Various Sheridan Group Entities".

Relationships Among AmeriVest And Various Sheridan Group Entities

All of our executive officers and three of our directors have been officers, directors or investors in various real estate investment companies, which are related to our advisor. These partnerships, corporations and limited liability companies have collectively been known as The Sheridan Group of companies. The following table describes our officers and directors who have relationships with The Sheridan Group of companies:

      Name                                  Positions With AmeriVest
      ----                                  ------------------------

William T. Atkins              Chief Executive Officer, Director and Chairman of
                               the Board

Charles K. Knight              President and Director

John Greenman                  Vice President

Alexander Hewitt               Vice President and Secretary

D. Scott Ikenberry             Chief Financial Officer

The following table describes the various Sheridan Group entities which have previously had or currently have a relationship with AmeriVest as described elsewhere in this section, the nature of that relationship and the ownership of officers, directors and principal shareholders in each entity.

                            Direct Relationship to
Sheridan Group Entity       AmeriVest                   Ownership of Sheridan Group Entity          Management of Sheridan Entity
---------------------------------------------------------------------------------------------------------------------------------
Sheridan Realty             Advisor (1)                 William Atkins - 20%                        Mr. Atkins - Chairman
Advisors, LLC                                           Charles Knight - 20%                        Mr. Hewitt - Vice
                                                        John Greenman - 20%                         Chairman
                                                        Alexander Hewitt - 20%                      Mr. Knight - President
                                                        D. Scott Ikenberry - 20%                    Mr. Greenman - Senior
                                                                                                    Vice President
                                                                                                    Mr. Ikenberry - Chief
                                                                                                    Financial Officer

Sheridan Realty             6.3% shareholder (2)        Sheridan Realty Corp. - 3.10% owner         Sheridan Realty Corp. -
Partners, L.P.                                          Alexander Hewitt - beneficiary of two       General Partner
                                                        trusts which own 20.15%

Sheridan Realty Corp.       None                        William Atkins - 16.5%                      Mr. Hewitt - Executive
                                                        Alexander Hewitt - 20.0%                    Vice President

Sheridan Investments,       0.51% shareholder (3)       Atkins Ltd. Partnership - 14.056%
LLC                                                     Alexander Hewitt - 16.064%
                                                        Sheridan Management Corp. - 8.835%
                                                        Sheridan Development, LLC - incentive
                                                        interest (4)

Sheridan Management         None                        William Atkins - 50%
Corp.                                                   Alexander Hewitt - 50%

Sheridan Development,       None                        William Atkins - 25.05%                     Mr. Atkins - Co-Manager
LLC                                                     Alexander Hewitt - 25.05%                   and President
                                                        John Greenman - 20.00%                      Mr. Knight - Vice
                                                        D. Scott Ikenberry - 15.00%                 President
                                                        Charles K. Knight - 14.90%

Sheridan Plaza at           None (5)                    Sheridan Investments, LLC - 100%
Inverness, LLC

Notes:

     (1) Sheridan Realty Advisors receives an administrative fee, a property management and accounting fee and incentive compensation in the form of warrants to purchase up to 750,000 shares of AmeriVest common stock at $5 per share through December 2005. See, "--Agreement With Sheridan Realty Advisors, LLC".

     (2) Includes 197,676 shares issued in connection with the acquisition of a 9.639% limited liability company interest in Sheridan Investments, LLC and additional shares from reinvestment of dividends through our dividend reinvestment plan (DRIP). This interest will be redeemed as part of the purchase price for our acquisition of Sheridan Plaza at Inverness, LLC. See, "--Asset Purchases--Purchase Of Sheridan Investments, LLC Interest" and "--Asset Purchases--Purchase Of Sheridan Plaza At Inverness, LLC".

     (3) Includes 16,305 shares issued in connection with the acquisition of a key man life insurance policy on our Chairman and CEO. See, "--Asset Purchases--Purchase Of Key Man Life Insurance Policy". Does not reflect the acquisition of Sheridan Plaza at Inverness by AmeriVest for 1,121,209 shares of AmeriVest common stock. See, "--Asset Purchases--Purchase Of Sheridan Plaza At Inverness, LLC." After the acquisition, assuming no additional common shares outstanding other than the shares issued to Sheridan Investments, Sheridan Investments will beneficially own 26.5% of AmeriVest for purposes of SEC regulations. Because of Internal Revenue Rules concerning the determination of ownership for purposes of qualifying as a REIT differ from the SEC beneficial ownership rules, this beneficial ownership will not cause a violation of IRS rules concerning REIT share ownership.

     (4) Sheridan Development receives a preferred distribution equal to 33 1/3% of distributions once other members have received a return of their original capital contribution plus their preferred return.

     (5) After the transaction described in note (3) above, this entity will be 100% owned by AmeriVest. See, "--Asset Purchases--Purchase Of Sheridan Plaza At Inverness, LLC".

For a description of the beneficial ownership of our shares by each of Messrs. Atkins, Hewitt and Knight and Sheridan Realty Partners, L.P., see above, "Beneficial Owners Of Securities".


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

     All future transaction between us and our officers, directors and five percent shareholders will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of independent, disinterested directors of AmeriVest. We believe that by following these procedures, AmeriVest will be able to mitigate the possible effects of these conflicts of interest.

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

            10.7 Schedule Of Material Terms Of Commercial Contracts To Buy And Sell Real Estate (10)

            10.8 Agreement Of Sale dated February 24, 2000 between AmeriVest Broadway Properties Inc. and Jones Panorama Property, Inc. (11)

            10.9        Form of Subscription Agreement (11)

            10.10       Form of Escrow Agreement between AmeriVest and U.S. Bank
                        (11)


            10.11 Purchase And Sale Agreement effective July 1, 2000 (Sheridan Realty Partners, L.P.)*

            10.12 Purchase And Sale Agreement dated August 31, 2000 (Sheridan Center at I-25 and Colorado Boulevard)*

            21          Subsidiaries of AmeriVest*


            23.1        Consent of Arthur Andersen LLP

            23.2        Consent of Wheeler Wasoff, P.C.

---------------------------


          *    Previously filed.

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

                                      AMERIVEST PROPERTIES INC.



Date:  April 30, 2001                 By:  /s/ William T. Atkins
                                      ------------------------------------------
                                      William T. Atkins, Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                     Title                          Date
         ----------                     -----                          ----


/s/ William T. Atkins          Chief Executive Officer            April 30, 2001
----------------------------   (Principal Executive Officer)
William T. Atkins              and Chairman of the Board


/s/ Charles K. Knight          President and Director             April 30, 2001
----------------------------
Charles K. Knight


/s/ D. Scott Ikenberry         Chief Financial Officer            April 30, 2001
----------------------------   (Principal Financial Officer)
D. Scott Ikenberry

                               Director                           April __, 2001
----------------------------
James F. Etter


/s/ Harry P. Gelles            Director                           April 30, 2001
-------------------------
Harry P. Gelles


/s/ Robert W. Holman, Jr.      Director                           April 30, 2001
-------------------------
Robert W. Holman, Jr.


/s/ John A. Labate             Director                           April 30, 2001
-------------------------
John A. Labate


/s/ Robert J. McFann           Director                           April 30, 2001
-------------------------
Robert J. McFann


/s/ Jerry Tepper               Director                           April 30, 2001
-------------------------
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

       10.7 Schedule Of Material Terms Of Commercial Contracts To Buy And Sell Real Estate (10)

       10.8 Agreement Of Sale dated February 24, 2000 between AmeriVest Broadway Properties Inc. and Jones Panorama Property, Inc. (11)

       10.9        Form of Subscription Agreement (11)

       10.10       Form of Escrow Agreement between AmeriVest and U.S. Bank
                   (11)


       10.11 Purchase And Sale Agreement effective July 1, 2000 (Sheridan Realty Partners, L.P.)*

       10.12 Purchase And Sale Agreement dated August 31, 2000 (Sheridan Center at I-25 and Colorado Boulevard)*

       21          Subsidiaries of AmeriVest*


       23.1        Consent of Arthur Andersen LLP

       23.2        Consent of Wheeler Wasoff, P.C.

----------------------


     *    Previously filed


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