Form 10KSB/A
period 2000-12-31
AMERIVEST PROPERTIES INC
filed 2001-05-01
CIK 927102

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                 FORM 10-KSB/A-2

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

     Also, after our purchase of the Keystone Buildings, William T. Atkins and the Alexander S. Hewitt Trust purchased 3,589 shares of common stock from John
B. Greenman at a price of $4.75 per share. John Greenman is an employee of Sheridan Realty Advisors, LLC. Alexander S. Hewitt also received 53,079 of the shares of common stock paid by us as a portion of the purchase price for the Keystone Buildings. The Alexander S. Hewitt Revocable Trust is a 17.50 percent owner of Sheridan Realty Corp. A trust company for which Mr. Hewitt serves as a director serves as trustee for trusts that received an aggregate of 83,185 additional shares of common stock. Mr. Hewitt is also a beneficiary of some of these trusts. For additional information concerning the relationships of Messrs. Greenman, Hewitt and Ikenberry with AmeriVest and various Sheridan entities, see below, "--Relationships Among AmeriVest And Various Sheridan Group Entities".

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

     Purchase Of Sheridan Investments, LLC Interest

     Effective July 1, 2000, we purchased through our wholly owned subsidiary AmeriVest Inverness Inc., from Sheridan Realty Partners, a 9.639 percent preferred limited liability company membership interest in Sheridan Investments, LLC. Sheridan Investments owns all the ownership interests of Sheridan Plaza at Inverness LLC, whose sole asset is a fee simple interest in two multi-tenant office buildings located at 383 and 385 Inverness Drive South in Denver, Colorado. The purchase price of the Sheridan Investments interest was $658,918 payable in the form of 65,892 units, with each unit consisting of two shares of our common stock and one redeemable common stock purchase warrant to purchase one share of our common stock for $5.00 per share until July 12, 2005. The agreement also provided for a reduction to the purchase price if, on or before October 31, 2000, a member of Sheridan Investments sells a preferred limited liability company membership interest at a price less than the purchase price paid by us or Sheridan Investments issues additional preferred limited liability company membership interests with substantially the same terms as the Sheridan Investments interest at a price less than the purchase price paid by us. No such transaction occurred and no reduction in the purchase price took place. For information on our agreement to purchase 100 percent of Sheridan Plaza at Inverness LLC, see below "--Purchase Of Sheridan Plaza At Inverness LLC". For additional information on relationships of AmeriVest and Sheridan Investments, LLC and Sheridan Plaza at Inverness LLC, see below, "--Relationships Among AmeriVest And Various Sheridan Group Entities".

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


Agreement With Sheridan Realty Advisors, LLC

     Effective January 1, 2000, we entered into an agreement with Sheridan Realty Advisors, LLC for it to assume responsibility for our day-to-day operations. Sheridan Realty Advisors manages our assets and assists and advises our Board on real estate acquisitions and investment opportunities. We pay Sheridan Realty Advisors an administrative fee, a property management and accounting fee and a construction management fee for these services. Our agreement with Sheridan Realty Advisors provided that the costs for these services in fiscal 2000 would be no greater than the costs incurred by us for providing these services ourselves or in obtaining them from outside sources in fiscal year 1999. In addition, Sheridan received incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of our common stock at $5 per share and an advisory fee based on new real property acquisitions. Issuance of the warrants was approved by our shareholders in the June 6, 2000 annual meeting of shareholders. Sheridan Realty Advisors, LLC plans to utilize the warrants as incentive compensation to its employees and employees of AmeriVest in amounts and subject to vesting requirements to be determined. For additional information on relationships of AmeriVest and Sheridan Realty Advisors, LLC, see below, "--Relationships Among AmeriVest And Various Sheridan Group Entities" and "Item 10. Executive Compensation And Termination Of Employment And Change-In-Control Arrangements --Employment Agreement With James
F. Etter".

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

Robert W. Holman               Director

The following table describes the various Sheridan Group entities which have previously had or currently have a relationship with AmeriVest as described elsewhere in this section, the nature of that relationship and the ownership of officers, directors and principal shareholders in each entity.

                            Primary Relationship to
Sheridan Group Entity       AmeriVest                   Ownership of Sheridan Group Entity          Management of Sheridan Entity
---------------------------------------------------------------------------------------------------------------------------------
Sheridan Realty             Advisor and Property        William Atkins - 20%                        Mr. Atkins - Chairman
Advisors, LLC               Manager(1)                  Charles Knight - 20%                        Mr. Hewitt - Vice
                                                        John Greenman - 20%                         Chairman
                                                        Hewitt Trust - 20%                          Mr. Knight - President
                                                        D. Scott Ikenberry - 20%                    Mr. Greenman - Senior
                                                                                                    Vice President
                                                                                                    Mr. Ikenberry - Chief
                                                                                                    Financial Officer

Sheridan Realty             6.3% shareholder (2)        Sheridan Realty Corp. - 1% general          Sheridan Realty Corp. -
Partners, L.P.                                          partnership interest and 3.1335%            General Partner
                                                        limited partnership interest
                                                        Alexander Hewitt - beneficiary of two
                                                        trusts which own 20.15%

Sheridan Realty Corp.       None                        William Atkins - 16.5%                      Mr. Hewitt - Executive
                                                        Hewitt Trust - 20.0%                        Vice President

Sheridan Investments,       0.51% shareholder (3)       Atkins Ltd. Partnership - 14.056%           Mr. Holman - Director
LLC                                                     Hewitt Trust - 16.064%
                                                        Sheridan Management Corp. - 8.835%
                                                        Sheridan Development, LLC - incentive
                                                        interest (4)

Sheridan Management         None                        William Atkins - 50%
Corp.                                                   Hewitt Trust - 50%

Sheridan Development,       None                        William Atkins - 25.05%                     Mr. Atkins - Co-Manager
LLC                                                     Hewitt Trust - 25.05%                       and President
                                                        John Greenman - 20.00%                      Mr. Knight - Vice
                                                        D. Scott Ikenberry - 15.00%                 President
                                                        Charles K. Knight - 14.90%

Sheridan Plaza at           None (5)                    Sheridan Investments, LLC - 100%
Inverness, LLC

Notes:

     (1) Sheridan Realty Advisors receives an administrative fee, a property management and accounting fee, a construction management fee and incentive compensation in the form of warrants to purchase up to 750,000 shares of AmeriVest common stock at $5 per share through December 2005. See, "--Agreement With Sheridan Realty Advisors, LLC".

     (2) Includes 197,676 shares issued in connection with the acquisition of a 9.639% limited liability company interest in Sheridan Investments, LLC and additional shares from reinvestment of dividends through our dividend reinvestment plan (DRIP). This interest will be redeemed as part of the purchase price for our acquisition of Sheridan Plaza at Inverness, LLC. See, "--Asset Purchases--Purchase Of Sheridan Investments, LLC Interest" and "--Asset Purchases--Purchase Of Sheridan Plaza At Inverness, LLC". We purchased the Keystone Buildings from Sheraton Realty Partners effective July 1, 1999. See, "--Asset Purchases--Purchase Of Keystone Buildings".

     (3) Includes 16,305 shares issued in connection with the acquisition of a key man life insurance policy on our Chairman and CEO. See, "--Asset Purchases--Purchase Of Key Man Life Insurance Policy". The proposed acquisition of Sheridan Plaza at Inverness by AmeriVest for 1,121,209 shares of AmeriVest common stock is not reflected in the table. Sheridan Investments, LLC is the owner of Sheridan Plaza at Inverness, LLC. See, "--Asset Purchases--Purchase Of Sheridan Plaza At Inverness, LLC." After the acquisition, assuming no additional common shares outstanding other than the shares issued to Sheridan Investments, Sheridan Investments will beneficially own 26.5% of AmeriVest for purposes of SEC regulations. Because of Internal Revenue Code rules concerning the determination of ownership for purposes of qualifying as a REIT differ from the SEC beneficial ownership rules, this beneficial ownership will not cause a violation of IRS rules concerning REIT share ownership.

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

            23.1        Consent of Arthur Andersen LLP*


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


/s/ Charles K. Knight          President and Director             April 30, 2001
----------------------------
Charles K. Knight


/s/ D. Scott Ikenberry         Chief Financial Officer            April 30, 2001
----------------------------   (Principal Financial Officer)
D. Scott Ikenberry

/s/ James F. Etter             Director                           April 30, 2001
----------------------------
James F. Etter


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

       23.1        Consent of Arthur Andersen LLP*


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