Form 10QSB
period 2001-03-31
AMERIVEST PROPERTIES INC
filed 2001-05-15
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2001.

         OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from                  to
                                        ----------------    ------------------

         Commission file number 1-14462

                            AmeriVest Properties Inc.
                           --------------------------
       (Exact name of small business issuer as specified in its charter.)


              Maryland                                            84-1240264
   ------------------------------                            -------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


1780 South Bellaire Street, Suite 515
Denver, Colorado                                                     80222
------------------------------------                          ------------------
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
Yes   X         No
   ----------     -----------

As of May 14, 2001 the Registrant had outstanding 3,171,381 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes                 No      X
   --------------     -------------

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                 MARCH 31, 2001



                                Table of Contents
                                -----------------

Part I                                                                 Page No.
------                                                                 --------

Item 1.   Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets as of
                 March 31, 2001 (unaudited) and December 31, 2000          3
              Condensed Consolidated Statements of Operations for
                 the Three Months Ended March 31, 2001 and 2000
                 (unaudited)                                               4
              Condensed Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 2001 and 2000
                 (unaudited)                                               5
              Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                               7


Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                8



Part II

Item 5.   Other Information                                               11

Item 6.   Exhibits and Reports on Form 8-K                                11

                                        AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS                                March 31,                December 31,
                                                                            2001                       2000
                                                                            ----                       ----
                                                                         (Unaudited)
ASSETS
Investment in real estate
   Land                                                                 $  8,761,566              $  8,761,566
   Buildings and improvements                                             34,808,776                32,210,274
   Furniture, fixtures and equipment                                          68,188                    68,793
   Tenant improvements                                                       764,587                   645,429
   Tenant leasing commissions                                                578,325                   585,887
   Less accumulated depreciation and amortization                         (3,537,121)               (3,349,569)
                                                                        ------------              ------------

         Net Investment in Real Estate                                    41,444,321                38,922,380

   Cash and cash equivalents                                               1,135,295                 1,046,976
   Investment in unconsolidated affiliate, net                               573,797                   584,640
   Accounts receivable                                                       131,532                    52,328
   Deferred rents receivable                                                 568,733                   524,581
   Deferred financing costs, net                                             393,026                   411,634
   Prepaid expenses, escrows and other assets                                754,524                   821,258
                                                                        ------------              ------------


         Total Assets                                                   $ 45,001,228              $ 42,363,797
                                                                        ============              ============

LIABILITIES
   Mortgage loans and notes payable                                     $ 28,828,554              $ 28,122,856
   Accounts payable and accrued expenses                                   2,671,562                 1,025,466
   Accrued real estate taxes                                                 385,569                   747,647
   Prepaid rents and security deposits                                       707,390                   737,207
   Dividends payable                                                         396,423                   372,118
                                                                        ------------              ------------


         Total Liabilities                                                32,989,498                31,005,294
                                                                        ------------              ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
      Authorized - 5,000,000 shares
      Issued and outstanding - none                                             --                        --
   Common stock, $.001 par value
      Authorized - 15,000,000 shares
      Issued and outstanding - 3,171,381 and
         2,976,939 shares, respectively                                        3,171                     2,977
   Capital in excess of par value                                         12,883,985                11,879,099
   Distributions in excess of accumulated earnings                          (875,426)                 (523,573)
                                                                        ------------              ------------

         Total Stockholders' Equity                                       12,011,730                11,358,503
                                                                        ------------              ------------

         Total Liabilities and Stockholders' Equity                     $ 45,001,228              $ 42,363,797
                                                                        ============              ============

                    The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated balance sheets.




                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                              March 31,
                                                        2001            2000
                                                        ----            ----
                                                     (Unaudited)     (Unaudited)

REAL ESTATE OPERATING REVENUE
Rental Revenue
   Commercial properties                             $ 1,979,081     $ 1,297,682
   Storage properties                                       --           315,195
                                                     -----------     -----------

                                                       1,979,081       1,612,877
                                                     -----------     -----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
      Operating expenses                                 586,649         412,173
      Real estate taxes                                  147,980         157,079
      Management fees                                    101,301          78,853
   General and administrative                            162,945         133,821
   Interest                                              595,476         449,244
   Depreciation and amortization                         341,055         276,127
                                                     -----------     -----------

                                                       1,935,406       1,507,297
                                                     -----------     -----------

OTHER INCOME
   Interest income                                        11,738           9,073
   Equity in loss of unconsolidated affiliate            (10,843)           --
                                                     -----------     -----------

                                                             895           9,073
                                                     -----------     -----------

NET INCOME                                           $    44,570     $   114,653
                                                     ===========     ===========

NET INCOME PER COMMON SHARE
   Basic                                             $      0.01     $      0.05
                                                     ===========     ===========

   Diluted                                           $      0.01     $      0.05
                                                     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic                                               2,990,868       2,228,850
                                                     ===========     ===========

   Diluted                                             3,012,600       2,230,018
                                                     ===========     ===========


  The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.




                               AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                              2001                   2000
                                                                              ----                   ----
                                                                           (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                              $    44,570            $   114,653
   Adjustments to reconcile net income to net cash
      provided by operating activities-
         Depreciation and amortization                                         341,055                276,127
         Amortization of deferred financing costs                               18,608                 11,751
         Amortization of warrants                                                4,605                  --
         Equity in loss of unconsolidated affiliate                             10,843                  --
         Accrued interest added to mortgage payable                            123,894                  --
          Changes in assets and liabilities-
            Increase in escrow deposits                                          --                    (4,503)
            (Increase) decrease in receivables                                 (79,204)                   168
            Increase in deferred rents receivables                             (44,152)                 --
            (Increase) decrease in prepaid expenses, escrows
                and other assets                                                66,734                 69,709
            Increase in accounts payable and accrued expenses                  283,590                 46,864
            Decrease in other accrued liabilities                             (391,895)              (218,442)
                                                                           -----------            -----------

   Net cash from operating activities                                          378,648                296,327
                                                                           -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Improvements of real estate                                              (1,449,315)               (22,889)
   Leasing commissions paid                                                    (11,543)                  --
                                                                           -----------            -----------


   Net cash from investing activities                                       (1,460,858)               (22,889)
                                                                           -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to mortgage loans and notes payable                               645,310                   --
   Payments on mortgage loans and notes payable                                (63,506)               (84,452)
   Net proceeds from exercising of options and warrants                        960,843                   --
   Dividends paid                                                             (372,118)              (267,462)
                                                                           -----------            -----------

   Net cash from financing activities                                        1,170,529               (351,914)
                                                                           -----------            -----------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                88,319                (78,476)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                       1,046,976                458,336
                                                                           -----------            -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                           $ 1,135,295            $   379,860
                                                                           ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid for interest during the period                             $   423,907            $   437,893
                                                                           ===========            ===========


                The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

                                                    5

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES

During the quarter ended March 31, 2001, the Company incurred $2,604,044 in costs related to the improvement of Sheridan Center, which are included in investment in real estate on the accompanying balance sheet. Of these costs, $1,362,506 are unpaid at March 31, 2001 and are included in accounts payable and accrued expenses on the accompanying balance sheet.

















  The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (Unaudited)



1.  Organization
    ------------

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

2.  General
    -------

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB/A-2 filed with the Securities and Exchange Commission for the year ended December 31, 2000 and should be read in conjunction with this Form 10-QSB.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Certain prior period balances have been reclassified to conform to current period presentation.

3.  Agreement with Sheridan Realty Advisors, LLC
    --------------------------------------------

Effective January 1, 2000 all of the Company's properties are managed under an agreement (the "Agreement") with Sheridan Realty Advisors, LLC ("SRA"), which also manages day-to-day operations of the Company and assists and advises the Board of Directors on real estate acquisitions and investment opportunities. Certain senior members of SRA are members of the Company's management team and of the Company's Board of Directors. SRA receives an administrative fee, a property management and accounting fee, an advisory fee and a development fee for these services. In addition, SRA received incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of common stock at $5 per share. Issuance of the warrants was approved by the shareholders at the annual meeting on June 6, 2000. According to the Agreement, 225,000 of these warrants were granted and vested on the approval date. These vested warrants have an estimated fair value of $73,668, which is being amortized over the life of the Agreement. The remaining 525,000 warrants vest in an amount equal to 2.1% of capital deployed for real property acquisitions. During the three months ended March 31, 2001, 61,201 of the remaining warrants vested and have an estimated fair value of $39,633, which has been capitalized with the related acquisition costs on the accompanying balance sheet.

4.  Mortgage Loans and Notes Payable
    --------------------------------

During the quarter ended March 31, 2001, the Company was advanced an additional $395,310 on its existing loan agreement with US Bank National Association. The proceeds were used to fund construction costs related to the improvement of Sheridan Center. Additionally, the Company was advanced $250,000 on its short-term revolving credit line from US Bank National Association to meet working capital needs. The credit line was repaid in April 2001.

5.  Subsequent Event
    ----------------

On May 1, 2001, the Company announced an agreement with Sheridan Investments, LLC, an affiliate, to purchase 100% of the ownership interests of Sheridan Plaza at Inverness, LLC, effective April 1, 2001. Sheridan Plaza at Inverness, LLC owns two office buildings located in Denver, Colorado. For accounting purposes, the purchase price is $7,085,613, payable as follows: $705,934 by the Company delivering its 9.639% preferred limited liability company membership interest in Sheridan Investments, LLC and $6,379,679 payable in 1,121,209 shares of the Company's common stock, valued at $5.69 per share (based on an average market price of the shares over a period of several days before and after the date of the announcement of the acquisition). The agreement is contingent upon receipt of majority shareholder approval, and is scheduled to close as soon as practicable after such approval is obtained.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations.
         ----------------------

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB and elsewhere.

                              Results Of Operations
                              ---------------------

Three Months Ended March 31, 2001, Compared With Three Months Ended March 31, 2000.
--------------------------------------------------------------------------------


Real estate operating revenue increased by approximately $366,000, operating expenses increased by approximately $174,000, and real estate taxes decreased by approximately $9,000 for the three-month period ended March 31, 2001 as compared to the same period in 2000, due primarily to the inclusion of the operations of the Panorama Falls building (acquired in May 2000) and the Sheridan Center office complex (acquired in September 2000) offset by the exclusion of the operations of the four self-storage facilities (sold in August 2000). Operating expenses also increased due to planned maintenance projects undertaken at several properties and increased utility costs. Management fees increased by approximately $22,000 in 2001 as a result of the increase in operating revenue, and general and administrative expenses increased by approximately $29,000 due the above mentioned acquisitions. Interest expense increased by approximately $146,000 due to the increase in mortgage loans and notes payable, and depreciation and amortization increased by approximately $65,000 due to the increase in depreciable real estate assets.

Interest income increased by approximately $3,000 from 2000 due to the increase in the average outstanding balance of cash and cash equivalents and interest bearing escrows. The equity in loss of unconsolidated affiliate recognized in 2001 represents the Company's share of the net loss of Sheridan Plaza at Inverness, LLC. The Company acquired its interest in Sheridan Plaza at Inverness, LLC in September 2000.

As a result of the revenue and expense items described above, net income for the three months ended March 31, 2001 was $44,570, or $.01 per share (basic and diluted), as compared to $114,653, or $.05 per share (basic and diluted), for the three months ended March 31, 2000.

Revenues for the three months ended March 31, 2001 include approximately $242,000 of rental revenue from the Panorama Falls building. This building is 84% leased to Rhythms NetConnections Inc., a corporation that has reported losses and announced publicly that it is dealing with difficult market conditions. During the past few months, Rhythms has attempted to reduce its operating expenses and conserve its financial resources by terminating more than 41 percent of its employees. As of the date of this report, Rhythms was continuing to make all rent payments but had vacated a majority of the leased premises with statements to the building manager that it still intended to keep its Panorama Falls lease. If Rhythms were to default on its Panorama Falls lease, it could have a substantial adverse effect on the Company's revenues. Nevertheless, Management of the Company believes that, subject to market conditions, any adverse effect on the Company would be short-lived.


                         Liquidity And Capital Resources
                         -------------------------------

From December 31, 2000 to March 31, 2001, net investment in real estate increased by approximately $2,522,000. The net increase was primarily due to the renovation of Sheridan Center, net of depreciation for the three-month period of $341,000.

At March 31, 2001, the Company had approximately $1,135,000 of cash and cash equivalents, including approximately $396,000 of cash to be utilized for a stockholder dividend distribution, which was paid on April 17, 2001. As compared with December 31, 2000, accounts receivable increased by approximately $79,000, and prepaid expenses, escrow and other assets decreased by $67,000 due to normal business fluctuations. Net deferred financing costs decreased by approximately $19,000 due to amortization.

Mortgage loans and notes payable increased by approximately $706,000, primarily due to additional advances on existing mortgage loans offset by scheduled principal payments. Accounts payable and accrued expenses increased by approximately $1,646,000, primarily due to the increased costs related to the renovation of Sheridan Center. Accrued real estate taxes decreased by approximately $362,000 due to the payment of 2000 real estate taxes in the first quarter of 2001 offset by the accrual for the three-month period. Prepaid rents and security deposits decreased by approximately $30,000 due primarily to normal business fluctuations. Dividends payable increased by approximately $24,000, which is attributable to the increase in the number of shares of common stock outstanding.

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

Management believes that the cash flow from its properties, together with its existing bank line of credit, will be sufficient to meet the Company's working capital needs for the next year. The Company has a short-term revolving credit line from US Bank in the amount of $300,000. At March 31, 2001, the Company had an outstanding balance of $250,000 on the line of credit.

Management believes that inflation should not have a material adverse effect on the Company. The Company's office leases require the tenants to pay increases in operating expenses should any inflationary pressures should materialize.

New Technical Pronouncements
----------------------------

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. See the Company's Annual Report on Form 10-KSB for additional statements concerning important factors, including occupancy and rental rates and operating costs that could cause actual results to differ materially from the Company's expectations.

Part II.   Other Information

Item 5.  Other Information
         -----------------

                    None.

Item 6.   Exhibits And Reports On Form 8-K.
          ---------------------------------

         (a) During the quarter ended March 31, 2001, the Registrant filed a Current Report on Form 8-K describing materials that may be presented during meetings with analysts and others.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERIVEST PROPERTIES INC.


May 15, 2001
                                           By:  /s/  D. Scott Ikenberry
                                              ----------------------------------
                                                     D. Scott Ikenberry
                                                     Chief Financial Officer