Form 10QSB
period 2001-06-30
AMERIVEST PROPERTIES INC
filed 2001-08-14
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2001.

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _____________ to _______________

     Commission file number 1-14462

                            AmeriVest Properties Inc.
                            -------------------------
       (Exact name of small business issuer as specified in its charter.)


            Maryland                                         84-1240264
            --------                                         ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   No.)


1780 South Bellaire Street, Suite 515
Denver, Colorado                                                80222
-------------------------------------                           -----
                                                             (Zip Code)

                                 (303) 297-1800
                                 ---------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No
   ----------     -----------

As of August 14, 2001 the Registrant had outstanding 6,350,796 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes                 No      X
   --------------     -------------

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                  JUNE 30, 2001



                                Table of Contents
                                -----------------

Part I                                                                  Page No.
------                                                                  --------

Item 1.  Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets as of
                June 30, 2001 (unaudited) and December 31, 2000             3
             Condensed Consolidated Statements of Operations for
                the Three and Six Months Ended June 30, 2001
                and 2000 (unaudited)                                        4
             Condensed Consolidated Statements of Cash Flows for
                the Six Months Ended June 30, 2001 and 2000 (unaudited)     5
             Notes to Condensed Consolidated Financial Statements
                (unaudited)                                                 7


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 11



Part II
-------

Item 2.  Changes in Securities and Use of Proceeds; Recent Sales Of
         Unregistered Securities                                           15


Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                  16



                     AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                       ASSETS
                                                           June 30,      December 31,
                                                             2001            2000
                                                         ------------    ------------
                                                         (Unaudited)
ASSETS
Investment in real estate
   Land                                                  $  9,960,376    $  8,761,566
   Buildings and improvements                              49,507,032      32,210,274
   Furniture, fixtures and equipment                          152,445          68,793
   Tenant improvements                                      1,207,454         645,429
   Tenant leasing commissions                                 233,484         585,887
   Less accumulated depreciation and amortization          (2,206,642)     (3,349,569)
                                                         ------------    ------------

         Net Investment in Real Estate                     58,854,149      38,922,380

   Cash and cash equivalents                                  720,799       1,046,976
   Investment in unconsolidated affiliate, net                   --           584,640
   Accounts receivable                                        292,061          52,328
   Deferred rents receivable                                  273,329         524,581
   Deferred financing costs, net                              490,687         411,634
   Prepaid expenses, escrows and other assets               1,129,583         821,258
                                                         ------------    ------------


         Total Assets                                    $ 61,760,608    $ 42,363,797
                                                         ============    ============

LIABILITIES
   Mortgage loans and notes payable                      $ 42,056,282    $ 28,122,856
   Accounts payable and accrued expenses                    3,224,848       1,025,466
   Accrued real estate taxes                                  555,220         747,647
   Prepaid rents and security deposits                        969,989         737,207
   Dividends payable                                          541,399         372,118
                                                         ------------    ------------


         Total Liabilities                                 47,347,738      31,005,294
                                                         ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
      Authorized - 5,000,000 shares
      Issued and outstanding - none                              --              --
   Common stock, $.001 par value
      Authorized - 15,000,000 shares
      Issued and outstanding - 4,331,188 and 2,976,939
         shares, respectively                                   4,331           2,977
   Capital in excess of par value                          19,617,018      11,879,099
   Distributions in excess of accumulated earnings         (5,208,479)       (523,573)
                                                         ------------    ------------

         Total Stockholders' Equity                        14,412,870      11,358,503
                                                         ------------    ------------

         Total Liabilities and Stockholders' Equity      $ 61,760,608    $ 42,363,797
                                                         ============    ============


        The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated balance sheets.


                             AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the                      For the
                                                    Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                --------------------------   --------------------------
                                                    2001           2000         2001           2000
                                                -----------    -----------   -----------    -----------
                                                (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)

REAL ESTATE OPERATING REVENUE
Rental Revenue
   Commercial properties                        $ 2,819,810    $ 1,415,504   $ 4,798,891    $ 2,713,186
   Storage properties                                  --          329,132          --          644,327
                                                -----------    -----------   -----------    -----------

                                                  2,819,810      1,744,636     4,798,891      3,357,513
                                                -----------    -----------   -----------    -----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
      Operating expenses                            681,249        478,525     1,267,898        890,698
      Real estate taxes                             226,222        173,172       374,202        330,251
      Management fees                               141,545         81,114       242,846        159,967
   General and administrative                       195,336        109,728       358,281        243,549
   Impairment of deferred rents receivable          326,113           --         326,113           --
   Interest                                         894,575        505,516     1,490,051        954,760
   Depreciation and amortization                    792,011        293,530     1,133,066        569,657
                                                -----------    -----------   -----------    -----------

                                                  3,257,051      1,641,585     5,192,457      3,148,882
                                                -----------    -----------   -----------    -----------

OTHER INCOME
   Interest income                                    9,444          7,818        21,182         16,891
   Equity in loss of unconsolidated affiliate          --             --         (10,843)          --
                                                -----------   -----------    -----------    -----------


                                                      9,444          7,818        10,339         16,891
                                                -----------    -----------   -----------    -----------

INCOME (LOSS) BEFORE GAIN ON SALE OF
     REAL ESTATE                                   (427,797)       110,869      (383,227)       225,522
                                                -----------    -----------   -----------    -----------

GAIN ON SALE OF REAL ESTATE                       1,143,698           --       1,143,698           --
                                                -----------    -----------   -----------    -----------


NET INCOME                                      $   715,901    $   110,869   $   760,471    $   225,522
                                                ===========    ===========   ===========    ===========

NET INCOME PER COMMON SHARE
   Basic                                        $      0.22    $      0.05   $      0.24    $      0.10
                                                ===========    ===========   ===========    ===========

   Diluted                                      $      0.21    $      0.05   $      0.23    $      0.10
                                                ===========    ===========   ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic                                          3,268,056      2,228,850     3,130,227      2,228,850
                                                ===========    ===========   ===========    ===========

   Diluted                                        3,413,289      2,229,687     3,248,541      2,229,830
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


                             AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                                    June 30,
                                                                           --------------------------
                                                                               2001           2000
                                                                           -----------    -----------
                                                                           (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                              $   760,471    $   225,522
   Adjustments to reconcile net income to net cash
      from operating activities-
         Gain on sale of real estate                                        (1,143,698)          --
         Depreciation and amortization                                       1,133,066        569,657
         Amortization of deferred financing costs                               45,732         26,014
         Amortization of warrants                                               29,869           --
         Equity in loss of unconsolidated affiliate                             10,843           --
         Impairment of deferred rents receivable                               326,113           --
         Accrued interest added to mortgage payable                            123,894         46,836
         Changes in assets and liabilities-
            (Increase) decrease in accounts receivable                        (122,213)        21,733
            Increase in deferred rents receivables                             (74,861)      (126,279)
            Decrease (increase) in prepaid expenses, escrows
                 and other assets                                               48,733        (26,864)
            Increase in accounts payable and accrued expenses                  345,589        309,714
            (Decrease) increase in other accrued liabilities                  (605,133)       230,556
                                                                           -----------    -----------

   Net cash from operating activities                                          878,405      1,276,889
                                                                           -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Improvements of real estate                                              (3,419,118)    (6,025,168)
   Net proceeds from the sale of real estate                                   458,030           --
   Acquisition of Sheridan Plaza at Inverness, LLC, net of cash acquired      (344,432)          --
   Leasing commissions paid                                                    (45,838)      (419,937)
   Release of escrow deposit                                                      --          509,556
                                                                           -----------    -----------

   Net cash from investing activities                                       (3,351,358)    (5,935,549)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to mortgage loans and notes payable                             2,390,330      5,444,860
   Payments on mortgage loans and notes payable                               (423,599)      (169,218)
   Net proceeds from exercising of options and warrants                        972,093           --
   Deferred financing costs paid                                               (23,507)       (49,020)
   Dividends paid                                                             (768,541)      (534,924)
                                                                           -----------    -----------

   Net cash from financing activities                                        2,146,776      4,691,698
                                                                           -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                                              (326,177)        33,038

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                       1,046,976        458,336
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                           $   720,799    $   491,374
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid for interest during the period                             $ 1,321,243    $   879,564
                                                                           ===========    ===========


                The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

                                                 5

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (Unaudited)


     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2001, the Company incurred $4,387,992 in costs related to the improvement of Sheridan Center, which are included in investment in real estate on the accompanying balance sheet. Of these costs, $1,738,103 were unpaid at June 30, 2001 and are included in accounts payable and accrued expenses on the accompanying balance sheet.

On June 1, 2001, the Company sold its Giltedge office building for $3,650,000. From the cash at closing, $3,111,624 was used to repay the outstanding principal balance on the mortgage loan secured by the property.

On June 7, 2001, the Company issued 100,211 shares of common stock to an affiliate of the property manager of the Company's buildings that are leased to agencies of the State of Texas, an unrelated third party, as consideration for improvements made to a property. For accounting purposes, the shares were valued at $557,175 ($5.56 per share) and are included in investment in real estate on the accompanying balance sheet.

On June 26, 2001, the Company purchased from Sheridan Investments, LLC, an affiliate, 100% of the ownership interests of Sheridan Plaza at Inverness, LLC, an affiliate. For accounting purposes, the purchase price was $22,895,067, which consisted of:

     o $705,135 for the Company's 9.639% preferred membership interest in Sheridan Investments, LLC, the owner of all of the membership interests in Sheridan Plaza at Inverness LLC, which was transferred back to Sheridan Investments, LLC;

     o $6,474,329 paid with (1) 1,057,346 shares of common stock at a rate of $5.69 per share (as required for accounting purposes, based on an average market price of the shares over a period of several days before and after the date of the announcement of the acquisition) and
          (2) the cash proceeds of $458,030 from the sale of the Giltedge office building;

     o assumption of the mortgage in the principal amount of $14,954,425 secured by the property; and

     o    assumption of other liabilities in the amount of $761,178.








      The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (Unaudited)


1.   Organization

AmeriVest Properties Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 25, 1993 and was reincorporated in the State of Maryland in 1999. Effective January 1, 1996, the Company commenced operating as a self-administered and self-managed real estate investment trust ("REIT"). The Company owns and operates, through its wholly owned subsidiaries, an office building complex in Indianapolis, Indiana, eighteen commercial office properties in the State of Texas, and an office building, a two-building office complex and a three-building office complex in Denver, Colorado.

2.  General

The unaudited condensed consolidated financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB/A-2 filed with the Securities and Exchange Commission for the year ended December 31, 2000.

The consolidated results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Certain prior period balances have been reclassified to conform to current period presentation.

3.  New Technical Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company was required to adopt SFAS No. 133 as of January 1, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company's adoption of SFAS No. 133 did not have a material impact on its financial statements.

In June 2001, the FASB authorized the issuance of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, Accounting Principles Board ("APB") Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.

Under SFAS No. 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortized and goodwill on prior business combinations will cease to be amortized. Had the Company adopted SFAS No. 142 at January 1, 2000, there would have been no effect on the Company's financial statements. The Company's adoption of these statements will not have an impact on its financial statements, as it has not recorded any goodwill or intangible assets.

4.  Agreement with Sheridan Realty Advisors, LLC

Effective January 1, 2000, all of the Company's properties are managed under an agreement (the "Agreement") with Sheridan Realty Advisors, LLC ("SRA"), which also manages day-to-day operations of the Company and assists and advises the Board of Directors on real estate acquisitions and investment opportunities. Certain senior members of SRA are members of the Company's management team and of the Company's Board of Directors. SRA receives an administrative fee, a property management and accounting fee, an advisory fee and a development fee for these services. In addition, SRA received incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of common stock at $5 per share. Issuance of the warrants was approved by the shareholders at the annual meeting on June 6, 2000. In accordance with the Agreement, 225,000 of these warrants were granted and vested on the approval date. The remaining 525,000 warrants vest in an amount equal to 2.1% of equity capital deployed for real property acquisitions, of which, 48,795 had vested as of December 31, 2000. During the six months ended June 30, 2001, 219,291 of the remaining warrants vested and have an estimated fair value of $163,838, which has been capitalized with the related acquisition costs on the accompanying balance sheet.

5.  Stock Offering

On July 27, 2001, our Registration Statement became effective with the Securities and Exchange Commission for an offering of 2,000,000 shares of common stock, with a 30-day option to the underwriter to purchase up to an additional 300,000 shares to cover over-allotments, at a price of $5.50 per share. On August 1, 2001, the Company received $10,230,000, net of the underwriting discounts and commissions, from the sale of the 2,000,000 shares. After payment of approximately $295,000 in additional offering expenses, the proceeds will be used to acquire real estate properties, to repay debt, for capital improvements and/or to increase working capital. As of the date of this filing, the underwriter has not exercised the over-allotment option.

6.  Acquisitions and Dispositions

On May 3, 2001, the Company entered into a contract to sell its Giltedge office building in Appleton, Wisconsin for $3,650,000. The sale closed on June 1, 2001, resulting in a gain on sale of $1,143,698 for accounting purposes. The cash proceeds from this transaction of $458,030 were used to complete a tax-deferred exchange under Section 1031 of the Internal Revenue Code.

On May 1, 2001, the Company announced an agreement with Sheridan Investments, LLC, an affiliate, to purchase 100% of the ownership interests of Sheridan Plaza at Inverness, LLC, effective April 1, 2001. Sheridan Plaza at Inverness, LLC owns two office buildings located in Englewood, Colorado consisting of 118,720 total rentable square feet on approximately 6.7 acres of land with 405 total parking spaces, including 80 underground parking spaces. For accounting purposes, the purchase price was $22,895,067, which consisted of:

     o $705,135 for the Company's 9.639% preferred membership interest in Sheridan Investments, LLC, the owner of all of the membership interests in Sheridan Plaza at Inverness LLC, which was transferred back to Sheridan Investments, LLC;

     o $6,474,329 paid with (1) 1,057,346 shares of common stock, $.001 par value, at a rate of $5.69 per share (as required for accounting purposes, based on an average market price of the shares over a period of several days before and after the date of the announcement of the acquisition) and (2) the cash proceeds of $458,030 from the sale of the Giltedge office building;

     o assumption of the mortgage in the principal amount of $14,954,425 secured by the property; and

     o    assumption of other liabilities in the amount of $761,178.

The acquisition was structured as a tax-deferred exchange of the Giltedge office building under Section 1031 of the Internal Revenue Code.

The following unaudited pro forma condensed operating results give effect to the sale of the Giltedge office building and the related purchase of Sheridan Plaza at Inverness, LLC as if the transactions had occurred at the beginning of the periods presented, and are included for informational purposes only. This pro forma information may not be indicative of what actual results of operations would have been if such transactions had in fact occurred on such dates, nor does it purport to represent the results of future operations. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                    Six Months Ended
                                                        June 30,
                                                    2001         2000
                                                    ----            ----
                                                 (unaudited)     (unaudited)
     Rental revenue                              $5,276,185      $3,987,311
     Net operating income                        $2,631,814      $2,111,772
     Net income                                  $1,024,731      $1,126,669
     Net income per common share:
          Basic                                  $     0.25      $     0.33
          Diluted                                $     0.24      $     0.33


7.  Mortgage Loans and Notes Payable

On June 7, 2001, the Company increased its available loan with US Bank National Association ("US Bank") secured by the Sheridan Center buildings from $9,300,000 to $10,500,000, of which $8,844,546 was outstanding as of June 30, 2001. During the six months ended June 30, 2001, the Company was advanced an additional $1,378,130 on its existing loan agreement with US Bank. The proceeds were used to fund construction costs related to the improvement of Sheridan Center. Additionally, the Company was advanced $300,000 on its short-term revolving credit line from US Bank to meet working capital needs. This credit line was repaid in August 2001.

On June 13, 2001, the Company established a $500,000 short-term unsecured line of credit with Sheridan Investments, LLC, an affiliate, with an interest rate equal to the prime lending rate of US Bank, and with all outstanding principal and any unpaid accrued interest due on June 13, 2002. As of June 30, 2001, $400,000 has been borrowed and is outstanding under this facility. This credit line was repaid in August 2001.

In association with the acquisition of Sheridan Plaza at Inverness, LLC, the Company assumed a mortgage that had a principal balance of $14,923,052 as of June 30, 2001. The mortgage is payable to Teachers Insurance and Annuity Association of America and is due January 10, 2006 with principal and interest (totaling $108,835) payable monthly with the unpaid principal and interest due at maturity. The loan bears interest at a fixed rate of 7.9% per year.

8.  Status of Significant Tenant and Related Impairment

On August 2, 2001, Rhythms NetConnections, Inc. ("Rhythms"), the primary tenant in the Company's Panorama Falls building in Englewood, Colorado, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On August 10, 2001, Rhythms announced that it had terminated approximately 700 of its remaining 1,000 employees and notified all its customers that service will end in one month. As of the date of this filing, Rhythms has made all monthly rent payments due through August 2001 and the Company holds a security deposit from Rhythms in the amount of $335,000. However, due to the bankruptcy filing and the uncertainty of future rent collections, the Company has recorded an impairment for $326,113 of unamortized deferred rents receivable and has accelerated the amortization of the $323,447 unamortized lease commission related to the Rhythms lease during the quarter ended June 30, 2001. The deferred rents receivable represents the effects of recording, for accounting purposes, straight-line rent resulting from a free rent period at the inception of the lease in exchange for Rhythms' providing all tenant improvements. The rental revenue related to Rhythms' was approximately $378,000 and $480,000 for the six months ended June 30, 2001 and the year ended December 31, 2000, which is approximately 8% and 7%, respectively. The Company will recognize revenues related to future lease payments when the proceeds are received and will continue monitoring the bankruptcy proceedings to assess and develop its plan in regards to the situation. If Rhythms were to discontinue its payment of the lease payments due to the Company, it would result in a significant decrease of our rental revenue and our operating cash flow until such time as the Company is able to either collect any amounts past due or lease the currently occupied space to new tenants.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB/A-2 and elsewhere.

Results Of Operations
---------------------

Three Months Ended June 30, 2001, Compared With Three Months Ended June 30,
2000.
---------------------------------------------------------------------------

Real estate operating revenue increased by approximately $1,075,000 and operating expenses, real estate taxes and general and administrative expenses increased by approximately $203,000, $53,000 and $86,000, respectively, for the three-month period ended June 30, 2001 as compared to the same period in 2000, due primarily to the inclusion of the operations of the Panorama Falls building (acquired in May 2000) for a full quarter in 2001, the Sheridan Center office complex (acquired in August 2000) and Sheridan Plaza at Inverness, LLC (acquired in June 2001, effective April 1, 2001) and the Giltedge office building for only two months in 2001 (sold in June 2001) offset by the exclusion of the operations of the four self-storage facilities (sold in August 2000). Management fees increased by approximately $60,000 in 2001 as a result of the net increase in operating revenue generated by the above mentioned transactions. Interest expense increased by approximately $389,000 due to the increase in mortgage loans and notes payable, and depreciation and amortization increased by approximately $498,000, of which approximately $323,000 represents the accelerated amortization of the Rhythms lease commission during the second quarter of 2001 (see below for further detail), with the remainder due to the increase in depreciable real estate assets.

For accounting purposes, a gain of approximately $1,144,000 was recognized on the sale of the Giltedge office building during the three months ended June 30, 2001.

As a result of the revenue and expense items described above, net income for the three months ended June 30, 2001 was $715,901, or $0.22 per share basic and $0.21 per share diluted, as compared to $110,869, or $0.05 per share (basic and diluted), for the three months ended June 30, 2000.

Six Months Ended June 30, 2001, Compared With Six Months Ended June 30, 2000.
-----------------------------------------------------------------------------

Real estate operating revenue increased by approximately $1,441,000, and operating expenses, real estate taxes and general and administrative expenses increased by approximately $377,000, $44,000 and $115,000, respectively, for the six-month period ended June 30, 2001 as compared to the same period in 2000, due primarily to the inclusion of the operations of the Panorama Falls building (acquired in May 2000) for a full six months in 2001, the Sheridan Center office complex (acquired in August 2000) and Sheridan Plaza at Inverness, LLC (acquired in June 2001, effective April 1, 2001) and the Giltedge office building for only five months in 2001 (sold in June 2001) partially offset by the exclusion of the operations of the four self-storage facilities (sold in August 2000). Operating expenses also increased due to planned maintenance projects undertaken at several properties and increased utility costs. Management fees increased by approximately $83,000 in 2001 as a result of the net increase in operating revenue generated by the above mentioned transactions. Interest expense increased by approximately $535,000 due to the increase in mortgage loans and notes payable, and depreciation and amortization increased by approximately $563,000 due to the accelerated amortization of the Rhythms lease commission described above, and the increase in depreciable real estate assets.

Interest income increased by approximately $4,000 from 2000 due to the increase in the average outstanding balance of cash and cash equivalents and interest bearing escrows. The equity in loss of unconsolidated affiliate recognized in 2001 represents the Company's share of the net loss of Sheridan Investments, LLC. The Company acquired its interest in Sheridan Investments, LLC in September 2000. This interest was transferred back as a portion of the purchase price of Sheridan Plaza at Inverness, LLC.

For accounting purposes, a gain of approximately $1,144,000 was recognized on the sale of the Giltedge office building during the six months ended June 30, 2001.

As a result of the revenue and expense items described above, net income for the six months ended June 30, 2001 was $760,471, or $0.24 per share basic and $0.23 per share diluted, as compared to $225,522, or $.10 per share (basic and diluted), for the six months ended June 30, 2000.

Revenues for the six months ended June 30, 2001 include approximately $378,000 of rental revenue from Rhythms NetConnections Inc., a corporation that has reported losses and announced on August 2, 2001, that it has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On August 10, 2001, Rhythms announced that it had terminated approximately 700 of its remaining 1,000 employees and notified all its customers that service will end in one month. As of the date of this filing, Rhythms has made all monthly rent payments due through August 2001. However, due to the bankruptcy filing and the uncertainty of future rent collections, the Company has recorded an impairment for $326,113 of unamortized deferred rents receivable and has accelerated the amortization of the $323,447 unamortized lease commission related to the Rhythms lease during the quarter ended June 30, 2001. The deferred rents receivable represents the effects of recording, for accounting purposes, straight-line rent resulting from a free rent period at the inception of the lease in exchange for Rhythms' providing all tenant improvements. The rental revenue related to Rhythms' was approximately $378,000 and $480,000 for the six months ended June 30, 2001 and the year ended December 31, 2000, which is approximately 8% and 7%, respectively. The Company will recognize revenues related to future lease payments when the proceeds are received and will continue monitoring the bankruptcy proceedings to assess and develop its plan in regards to the situation. If Rhythms were to discontinue its payment of the lease payments due to the Company, it would result in a significant decrease of our rental revenue and our operating cash flow until such time as the Company is able to either collect any amounts past due or lease the currently occupied space to new tenants.

                         Liquidity And Capital Resources
                         -------------------------------

From December 31, 2000 to June 30, 2001, net investment in real estate increased by approximately $19,932,000. The net increase was primarily due to the acquisition of Sheridan Plaza at Inverness, LLC, the sale of the Giltedge office building and the continued renovation of Sheridan Center, net of depreciation for the six-month period of approximately $1,133,000.

At June 30, 2001, the Company had approximately $721,000 of cash and cash equivalents, including approximately $430,000 of cash to be utilized for a stockholder dividend distribution, which was paid on July 17, 2001. As compared with December 31, 2000, accounts receivable increased by approximately $240,000, prepaid expenses, escrow and other assets increased by approximately $308,000 and net deferred financing costs increased by approximately $79,000 due primarily to the above mentioned acquisition and sale.

Mortgage loans and notes payable increased by approximately $13,933,000, primarily due to the assumption of the Sheridan Plaza at Inverness, LLC mortgage loan in the principal amount of approximately $14,954,000, additional advances on existing mortgage loans and lines of credit offset by the payoff of the Giltedge mortgage loan of approximately $3,112,000 upon the sale of that building and scheduled principal payments. Accounts payable and accrued expenses increased by approximately $2,199,000, primarily due to the increased costs related to the renovation of Sheridan Center. Accrued real estate taxes decreased by approximately $192,000 due to the payment of 2000 real estate taxes in 2001 offset by the accrual for the six-month period. Prepaid rents and security deposits increased by approximately $233,000 due primarily to the Sheridan Plaza at Inverness, LLC acquisition. Dividends payable increased by approximately $169,000, which is attributable to the increase in the number of shares of common stock outstanding.

On July 27, 2001, our Registration Statement became effective with the Securities and Exchange Commission for an offering of 2,000,000 shares of common stock, with a 30-day option to the underwriter to purchase up to an additional 300,000 shares to cover over-allotments, at a price of $5.50 per share. On August 1, 2001, the Company received $10,230,000, net of the underwriting discounts and commissions, from the sale of the 2,000,000 shares. After payment of approximately $295,000 in additional offering expenses, the proceeds will be used to acquire real estate properties, to repay debt, for capital improvements and/or to increase working capital. As of the date of this filing, the underwriter has not exercised the over-allotment option.

The Company desires to acquire properties in addition to those which will be acquired with the public offering proceeds. In order to do so, it will need to raise additional debt or equity capital. The Company also intends to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of cash available to pay dividends to stockholders.

Management believes that the proceeds of its recent offering and cash flow from its properties, together with its existing lines of credit, will be sufficient to meet the Company's working capital needs for the next year. The Company has a short-term revolving credit line from US Bank in the amount of $300,000 and a $500,000 short-term unsecured line of credit with Sheridan Investments, LLC, a related party. At June 30, 2001, the Company had outstanding balances of $300,000 and $400,000, respectively, on these lines of credit. The Company repaid both of these lines of credit in August 2001.

On August 2, 2001, Rhythms NetConnections, Inc., the primary tenant in the Panorama Falls building, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On August 10, 2001, Rhythms announced that it had terminated approximately 700 of its remaining 1,000 employees and notified all its customers that service will end in one month. As of the date of this filing, Rhythms has made all monthly rent payments due through August 2001 and the Company holds a security deposit from Rhythms in the amount of $335,000. The rental revenue related to Rhythms' was approximately $378,000 and $480,000 for the six months ended June 30, 2001 and the year ended December 31, 2000, which is approximately 8% and 7%, respectively. The Company will recognize revenues related to future lease payments when the proceeds are received and will continue monitoring the bankruptcy proceedings to assess and develop its plan in regards to the situation. If Rhythms were to discontinue its payment of the lease payments due to the Company, it would result in a significant decrease of our rental revenue and our operating cash flow until such time as the Company is able to either collect any amounts past due or lease the currently occupied space to new tenants.

Management believes that inflation should not have a material adverse effect on the Company. The Company's office leases require the tenants to pay increases in operating expenses should any inflationary pressures materialize.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. See the Company's Annual Report on Form 10-KSB/A-2 and the Company's Amendment No. 2 to Registration Statement on Form SB-2 filed on July 26, 2001 for additional statements concerning important factors, including occupancy and rental rates and operating costs that could cause actual results to differ materially from the Company's expectations.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds; Recent Sales Of Unregistered Securities
-------------------------------------------------------------------------------

During the quarter ended June 30, 2001, the Company made the following issuances of securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

On June 7, 2001, the Company issued 100,211 shares of common stock to an affiliate of the property manager of the Company's properties that are leased to various agencies of the State of Texas buildings, an unrelated third party, as consideration for improvements made to one of those properties. For accounting purposes, the shares were valued at $557,175 ($5.56 per share) and are included in investment in real estate on the balance sheet included in this Form 10-QSB. The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Sections 3(b) and/or 4(2) of the Securities Act.

On June 26, 2001, the Company issued 1,057,346 shares of common stock, $.001 par value, at a rate of $5.69 per share (as required for accounting purposes, based on an average market price of the shares over a period of several days before and after the date of the announcement of the acquisition) to Sheridan Investments, LLC, an affiliate of the Company's advisor, as a portion of the purchase price for 100% of the ownership interests of Sheridan Plaza at Inverness, LLC, effective April 1, 2001. Sheridan Plaza at Inverness, LLC owns two office buildings located in Englewood, Colorado consisting of 118,720 total rentable square feet on approximately 6.7 acres of land with 405 total parking spaces, including 80 underground parking spaces. The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Sections 3(b) and/or 4(2) of the Securities Act.


Item 4. Submission Of Matters To A Vote Of Security Holders
-----------------------------------------------------------

The Company held its annual meeting of stockholders on June 20, 2001. At the annual meeting, each of Robert W. Holman, Jr., Charles K. Knight and Jerry J. Tepper were elected as Class 2 directors of the Company by the votes set forth below. Following the meeting, James F. Etter, Harry P. Gelles, and John A. Labate continued as Class 1 directors and William T. Atkins and Robert J. McFann continued as Class 3 directors. The stockholders approved all the matters presented at the meeting by the following votes:

     (1)  For election of the following nominees as Class 2 directors of the
          Corporation:

          [At least 1,585,691 shares voting in favor (a majority of the total number of shares represented at the meeting) were needed to elect each nominee.]

                                                           Shares     Shares Not
       Name               Shares For     Shares Against   Abstained     Voting
       ----               ----------     --------------   ---------     ------
Robert W. Holman, Jr.   2,583,685.0471          0           2,711          0
Charles K. Knight       2,583,685.0471          0           2,711          0
Jerry J. Tepper         2,583,685.0471          0           2,711          0


     (2) Proposal to issue up to 1,121,209 shares of our common stock at $5.55 per share as a portion of the purchase price for Sheridan Plaza at Inverness LLC whose sole assets are two office buildings located in Denver, Colorado.

          [At least 1,585,691 shares voting in favor (a majority of the total number of shares represented at the meeting) were needed to approve this proposal.]

                              1,784,652.0471     shares voting for
                                      17,636     shares voting against
                                       6,900     shares abstaining
                                     777,208     shares not voting


     (3) Proposal to ratify the selection of Arthur Andersen LLP as the Corporation's certified independent accountants.

          [At least 1,585,691 shares voting in favor (a majority of the total number of shares represented at the meeting) were needed to approve this proposal.]

                              2,574,146.0471     shares voting for
                                         450     shares voting against
                                      11,800     shares abstaining
                                           0     shares not voting


Item 5. Other Information
-------------------------

     None.

Item 6. Exhibits And Reports On Form 8-K.
-----------------------------------------

     (a) During the quarter ended June 30, 2001, the Registrant did not file any Current Reports on Form 8-K.

     (b)  Exhibits:
                Exhibit 99.1 - Press Release dated August 13, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERIVEST PROPERTIES INC.


August 14, 2001
                                            By: /s/ D. Scott Ikenberry
                                            ------------------------------------
                                            D. Scott Ikenberry
                                            Chief Financial Officer