Form 10QSB
period 2001-09-30
AMERIVEST PROPERTIES INC
filed 2001-11-14
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2001.

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________ to __________

     Commission file number 1-14462

                            AmeriVest Properties Inc.
                            -------------------------
       (Exact name of small business issuer as specified in its charter.)


            Maryland                                       84-1240264
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   No.)


1780 South Bellaire Street, Suite 515
Denver, Colorado                                              80222
------------------------------------            --------------------------------
                                                           (Zip Code)

                                 (303) 297-1800
                               ------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No
   ----------     -----------

As of November 14, 2001 the Registrant had outstanding 6,632,259 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes             No     X
   -----------    -----------

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               SEPTEMBER 30, 2001



                                Table of Contents

Part I                                                                  Page No.
------                                                                  --------

Item 1.  Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets as of
                September 30, 2001 (unaudited) and December 31, 2000         3
             Condensed Consolidated Statements of Operations for
                the Three and Nine Month Periods Ended September 30, 2001
                and 2000 (unaudited)                                         4
             Condensed Consolidated Statements of Cash Flows for
                the Nine Month Periods Ended September 30, 2001 and 2000
               (unaudited)                                                   5
             Notes to Condensed Consolidated Financial Statements
                (unaudited)                                                  7


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  12



Part II
-------

Item 6.  Exhibits and Reports on Form 8-K                                   16



                     AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                      ASSETS               September 30,    December 31,
                                                             2001             2000
                                                             ----             ----
                                                          (Unaudited)

ASSETS
Investment in real estate
   Land                                                  $  9,960,376    $  8,761,566
   Buildings and improvements                              50,417,352      32,210,274
   Furniture, fixtures and equipment                          155,808          68,793
   Tenant improvements                                      1,431,132         645,429
   Tenant leasing commissions                                 271,632         585,887
   Less accumulated depreciation and amortization          (2,717,634)     (3,349,569)
                                                         ------------    ------------

         Net Investment in Real Estate                     59,518,666      38,922,380

   Cash and cash equivalents                                9,216,887       1,046,976
   Investment in unconsolidated affiliate, net                   --           584,640
   Accounts receivable                                        156,853          52,328
   Deferred rents receivable                                  324,330         524,581
   Deferred financing costs, net                              463,351         411,634
   Prepaid expenses, escrows and other assets               1,346,069         821,258
                                                         ------------    ------------

         Total Assets                                    $ 71,026,156    $ 42,363,797
                                                         ============    ============

LIABILITIES
   Mortgage loans and notes payable                      $ 41,875,236    $ 28,122,856
   Accounts payable and accrued expenses                    1,662,097       1,025,466
   Accrued real estate taxes                                  810,955         747,647
   Prepaid rents and security deposits                        990,573         737,207
   Dividends payable                                          826,605         372,118
                                                         ------------    ------------

         Total Liabilities                                 46,165,466      31,005,294
                                                         ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
      Authorized - 5,000,000 shares
      Issued and outstanding - none                              --              --
   Common stock, $.001 par value
      Authorized - 15,000,000 shares
      Issued and outstanding - 6,612,843 and 2,976,939
         shares, respectively                                   6,613           2,977
   Capital in excess of par value                          30,709,501      11,879,099
   Distributions in excess of accumulated earnings         (5,855,424)       (523,573)
                                                         ------------    ------------

         Total Stockholders' Equity                        24,860,690      11,358,503
                                                         ------------    ------------

         Total Liabilities and Stockholders' Equity      $ 71,026,156    $ 42,363,797
                                                         ============    ============


      The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated balance sheets.


                              AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Three                 For the Nine
                                                   Month Periods Ended           Month Periods Ended
                                                      September 30,                 September 30,
                                                      -------------                 -------------
                                                   2001            2000          2001            2000
                                                   ----            ----          ----            ----
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

REAL ESTATE OPERATING REVENUE
Rental Revenue
   Commercial properties                        $ 2,697,223    $ 1,696,813    $ 7,496,114    $ 4,409,999
   Storage properties                                  --          217,208           --          861,535
                                                -----------    -----------    -----------    -----------

                                                  2,697,223      1,914,021      7,496,114      5,271,534
                                                -----------    -----------    -----------    -----------

REAL ESTATE OPERATING EXPENSES
   Property operating expenses
      Operating expenses                            687,590        557,756      1,955,488      1,448,454
      Real estate taxes                             220,080        162,223        594,282        492,474
      Management fees                               137,807         81,826        380,653        241,793
   General and administrative                       162,985        135,222        521,266        378,771
   Severance expense                                   --          255,442           --          255,442
   Impairment of deferred rents receivable             --             --          326,113           --
   Interest                                         845,987        577,303      2,336,038      1,532,063
   Depreciation and amortization                    534,296        291,208      1,667,362        860,865
                                                -----------    -----------    -----------    -----------

                                                  2,588,745      2,060,980      7,781,202      5,209,862
                                                -----------    -----------    -----------    -----------

OTHER INCOME
   Interest income                                   71,184         18,082         92,366         34,973
   Equity in loss of unconsolidated affiliate          --          (19,424)       (10,843)       (19,424)
                                                -----------    -----------    -----------    -----------

                                                     71,184         (1,342)        81,523         15,549
                                                -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE GAIN ON SALE OF
     REAL ESTATE                                    179,662       (148,301)      (203,565)        77,221
                                                -----------    -----------    -----------    -----------

GAIN ON SALE OF REAL ESTATE                            --        2,556,839      1,143,698      2,556,839
                                                -----------    -----------    -----------    -----------

NET INCOME                                      $   179,662    $ 2,408,538    $   940,133    $ 2,634,060
                                                ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE
   Basic                                        $      0.03    $      0.95    $      0.23    $      1.13
                                                ===========    ===========    ===========    ===========

   Diluted                                      $      0.03    $      0.95    $      0.23    $      1.13
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic                                          5,773,195      2,545,560      4,020,898      2,335,190
                                                ===========    ===========    ===========    ===========

   Diluted                                        5,906,395      2,548,563      4,143,767      2,336,932
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



                             AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Nine Month Periods Ended
                                                                                  September 30,
                                                                                  -------------
                                                                               2001            2000
                                                                               ----            ----
                                                                           (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                              $    940,133    $  2,634,060
   Adjustments to reconcile net income to net cash
      from operating activities-
         Gain on sale of real estate                                         (1,143,698)     (2,556,839)
         Depreciation and amortization                                        1,667,362         860,865
         Amortization of deferred financing costs                                73,070          40,878
         Amortization of warrants                                                34,473            --
         Equity in loss of unconsolidated affiliate                              10,843          19,424
         Impairment of deferred rents receivable                                326,113            --
         Accrued interest added to mortgage payable                             123,894         219,877
         Changes in assets and liabilities-
            Decrease (increase) in accounts receivable                           12,995          (7,978)
            Increase in deferred rents receivable                              (125,862)       (402,746)
            Increase in prepaid expenses, escrows and other assets             (167,753)        (40,718)
            (Decrease) increase in accounts payable and
                 accrued expenses                                              (275,106)        806,841
            (Decrease) increase in other accrued liabilities                   (328,814)        251,804
                                                                           ------------    ------------

   Net cash from operating activities                                         1,147,650       1,825,468
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Improvements of real estate                                               (5,507,311)    (16,080,580)
   Net proceeds from the sale of real estate                                    458,030       1,818,161
   Acquisition of Sheridan Plaza at Inverness, LLC, net of cash acquired       (344,432)           --
   Leasing commissions paid                                                     (84,710)       (494,898)
   Release of escrow deposit                                                       --           509,556
                                                                           ------------    ------------

   Net cash from investing activities                                        (5,478,423)    (14,247,761)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to mortgage loans and notes payable                              3,015,584      12,565,301
   Payments on mortgage loans and notes payable                              (1,229,898)       (960,950)
   Net proceeds from common stock offering                                   10,962,729       2,931,141
   Net proceeds from exercising of options and warrants                         974,093            --
   Deferred financing costs paid                                                (23,507)       (138,150)
   Dividends paid                                                            (1,198,317)       (802,386)
                                                                           ------------    ------------

   Net cash from financing activities                                        12,500,684      13,594,956
                                                                           ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     8,169,911       1,172,663

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                        1,046,976         458,336
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                           $  9,216,887    $  1,630,999
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid for interest during the period                             $  2,425,377    $  1,352,414
                                                                           ============    ============


                The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

                                                 5

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2001, the Company incurred $5,314,507 in costs related to the improvement of Sheridan Center, which are included in investment in real estate on the accompanying balance sheet. Of these costs, $796,047 were unpaid at September 30, 2001 and are included in accounts payable and accrued expenses on the accompanying balance sheet.

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

Due to the related party nature of this transaction, accounting principles require the Company to record this acquisition at the historical net book value. The difference between the purchase price and the historical net book value was $4,507,557 and has been recorded as a non-cash dividend.


      The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (Unaudited)



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

The consolidated results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Certain prior period balances have been reclassified to conform to current period presentation.

3.   New Technical Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") authorized the issuance of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, Accounting Principles Board ("APB") Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement", which is effective for financial statements issued for fiscal years beginning June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations.

4.   Agreement with Sheridan Realty Advisors, LLC

Effective January 1, 2000, all of the Company's properties are managed under an agreement (the "Agreement") with Sheridan Realty Advisors, LLC ("SRA"), which also manages day-to-day operations of the Company and assists and advises the Board of Directors on real estate acquisitions and investment opportunities. Certain senior members of SRA are members of the Company's management team and of the Company's Board of Directors. SRA receives an administrative fee, a property management and accounting fee, an advisory fee and a development fee for these services. In addition, SRA received incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of common stock at $5 per share. Issuance of the warrants was approved by the shareholders at the annual meeting on June 6, 2000. In accordance with the Agreement, 225,000 of these warrants were granted and vested on the approval date. The remaining 525,000 warrants vest in an amount equal to 2.1% of equity capital deployed for real property acquisitions, of which, 48,795 had vested as of December 31, 2000. During the nine months ended September 30, 2001, 238,315 of the remaining warrants vested and have an estimated fair value of $177,648, which has been capitalized with the related acquisition costs on the accompanying balance sheet.

5.   Stock Offering

On July 27, 2001, our Registration Statement became effective with the Securities and Exchange Commission for an offering of 2,000,000 shares of common stock, with a 30-day option to the underwriter to purchase up to an additional 300,000 shares to cover over-allotments, at a price of $5.50 per share. On August 1, 2001, the Company received $10,230,000, net of the underwriting discounts and commissions, from the sale of the 2,000,000 shares. On August 24, 2001, the Company received an additional $1,340,370, net of the underwriting discounts and commissions, from the sale of 262,047 of the over-allotment shares. After payment of approximately $608,000 in additional offering expenses, the proceeds will be used to acquire real estate properties, to repay debt, for capital improvements and/or to increase working capital.

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

     o $6,474,329 paid with (1) 1,057,346 shares of the Company's common stock, at a rate of $5.69 per share (as required for accounting purposes, based on an average market price of the shares over a period of several days before and after the date of the announcement of the acquisition) and (2) the cash proceeds of $458,030 from the sale of the Giltedge office building;

     o assumption of the mortgage in the principal amount of $14,954,425 secured by the property; and

     o    assumption of other liabilities in the amount of $761,178.

The acquisition was structured as a tax-deferred exchange of the Giltedge office building under Section 1031 of the Internal Revenue Code.

Due to the related party nature of this transaction, accounting principles require the Company to record this acquisition at the historical net book value. The difference between the purchase price and the historical net book value was $4,507,557 and has been recorded as a non-cash dividend.

The following unaudited pro forma condensed operating results give effect to the sale of the Giltedge office building and the purchase of Sheridan Plaza at Inverness, LLC as if the transactions had occurred at the beginning of the periods presented, and are included for informational purposes only. This pro forma information may not be indicative of what actual results of operations would have been if such transactions had in fact occurred on such dates, nor does it purport to represent the results of future operations. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                  Nine Month Periods Ended
                                                        September 30,
                                                    2001             2000
                                                    ----             ----
                                                 (unaudited)     (unaudited)
     Rental revenue                              $7,979,541      $6,404,003
     Net operating income                        $4,129,315      $3,181,007
     Net income                                  $1,213,133      $3,472,989
     Net income per common share:
          Basic                                  $     0.26      $     0.99
          Diluted                                $     0.25      $     0.99


7.   Mortgage Loans and Notes Payable

On June 7, 2001, the Company increased its available loan with US Bank National Association ("US Bank") secured by the Sheridan Center buildings from $9,300,000 to $10,500,000, of which $9,469,799 was outstanding as of September 30, 2001. During the nine months ended September 30, 2001, the Company was advanced an additional $2,003,383 on its existing loan agreement with US Bank. The proceeds were used to fund construction costs related to the improvement of Sheridan Center. Additionally, the Company has a $300,000 short-term revolving credit line from US Bank to meet working capital needs. As of September 30, 2001, the Company did not have an outstanding balance on this credit line.

On June 13, 2001, the Company established a $500,000 short-term unsecured credit line with Sheridan Investments, LLC, an affiliate, with an interest rate equal to the prime lending rate of US Bank, and with all outstanding principal and any unpaid accrued interest due on June 13, 2002. As of September 30, 2001, the Company did not have an outstanding balance on this credit line.

In association with the acquisition of Sheridan Plaza at Inverness, LLC, the Company assumed a mortgage that had a principal balance of $14,954,425 on April 1, 2001, the effective acquisition date. The mortgage is payable to Teachers Insurance and Annuity Association of America and is due January 10, 2006 with principal and interest (totaling $108,835) payable monthly with the unpaid principal and interest due at maturity. The loan bears interest at a fixed rate of 7.9% per year.

8.   Status of Significant Tenant and Related Impairment

On August 2, 2001, Rhythms NetConnections, Inc. ("Rhythms"), the primary tenant in the Company's Panorama Falls building in Englewood, Colorado, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Effective November 1, 2001, the Company agreed to terminate its lease with Rhythms and apply the security deposit from Rhythms in the amount of $335,000 against future lease payments. Due to the bankruptcy filing, the Company recorded an impairment for $326,113 of unamortized deferred rents receivable and accelerated the amortization of the $323,447 unamortized lease commission related to the Rhythms lease during the second quarter of 2001. The deferred rents receivable represents the effects of recording, for accounting purposes, straight-line rent resulting from a free rent period at the inception of the lease in exchange for Rhythms' providing all tenant improvements. The rental revenue related to Rhythms was approximately $574,000 and $480,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, which is approximately 8% and 7% of the Company's total rental revenue for the respective periods. The Company intends to sell part or all of the Panorama Falls property and has entered into a contract to sell 80% of the property for approximately $4.9 million. This contract is subject to a number of contingencies, including refinancing of the existing mortgage loan, and there is no assurance that these contingencies will be satisfied or that the interest will be sold.

9.   Subsequent Events

In July 2001, the Company entered into a contract to sell its office building in Odessa, Texas for $132,500. The sale closed on October 23, 2001, resulting in a gain on sale of approximately $12,000 for accounting purposes.

The Company has entered into two separate contracts to acquire two additional office properties within the next 60 days for an aggregate of approximately $26.3 million. Both contracts are subject to a number of contingencies and there is no assurance that either of these acquisitions will occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB/A-2 and elsewhere.

Results Of Operations
---------------------

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000
---------------------------------------------------------------------------

                                                   Three Month Periods Ended
                                                         September 30,
                                                      2001            2000          Change
                                                      ----            ----          ------
                                                   -----------    -----------    -----------
Rental revenue                                     $ 2,697,223    $ 1,914,021    $   783,202
                                                   -----------    -----------    -----------

Property operating expenses-
   Operating expenses                                  687,590        557,756        129,834
   Real estate taxes                                   220,080        162,223         57,857
   Management fees                                     137,807         81,826         55,981
General and administrative                             162,985        135,222         27,763
Severance expense                                         --          255,442       (255,442)
Interest                                               845,987        577,303        268,684
Depreciation and amortization                          534,296        291,208        243,088
                                                   -----------    -----------    -----------
                                                     2,588,745      2,060,980        527,765
                                                   -----------    -----------    -----------

Other Income-
Interest income                                         71,184         18,082         53,102
Equity in loss of unconsolidated affiliate                --          (19,424)        19,424
                                                   -----------    -----------    -----------
                                                        71,184         (1,342)        72,526
                                                   -----------    -----------    -----------

Income (loss) before gain on sale of real estate       179,662       (148,301)       327,963
                                                   -----------    -----------    -----------

Gain on sale of real estate                               --        2,556,839     (2,556,839)
                                                   -----------    -----------    -----------
Net Income                                         $   179,662    $ 2,408,538    $(2,228,876)
                                                   ===========    ===========    ===========

Rental Revenue
The increase in rental revenue is due primarily to the inclusion of the operations of the Sheridan Center office complex (acquired in August 2000) and Sheridan Plaza at Inverness, LLC (acquired in April 2001), offset by the exclusion of the operations of the four self-storage facilities (sold in August
2000) and the Giltedge office building (sold in June 2001).

Property Operating Expenses
Operating expenses, real estate taxes and management fees increased as a result of the above-mentioned transactions.

General and Administrative
The increase in general and administrative expenses is due to the above-mentioned transactions.

Severance Expense
The severance expense recognized in 2000 was in accordance with a separation agreement between the Company and a former officer.



Interest Expense
The increase in interest expense is due to the increase in debt outstanding at September 30, 2001 by approximately 50% from the prior year. The effect of the increase in debt level is partially offset by a decrease in interest rates, which results in lower interest costs on the Company's floating rate debt.

Depreciation and Amortization
The increase in depreciation and amortization is due to the overall increase in depreciable assets.

Interest Income
Interest income increased due to higher outstanding cash balances in 2001 resulting from the Company's public offering of approximately 2.3 million shares of common stock, which was completed in August 2001.

Equity in Loss of Unconsolidated Affiliate
The equity in losses of our unconsolidated affiliate recognized in 2000 represents the Company's share of the net loss of Sheridan Investments, LLC. The
Company acquired its 9.639% interest in Sheridan Investments, LLC in September
2000 and then in 2001, acquired the remaining interest in this affiliate through the Sheridan Plaza transaction.

Gain on Sale of Real Estate
The gain recognized in 2000 was a result of the sale of the four self-storage facilities.

Comparison of the nine months ended September 30, 2001 to the nine months ended
September 30, 2000
-------------------------------------------------------------------------------

                                                    Nine Month Periods Ended
                                                          September 30,
                                                      2001            2000          Change
                                                      ----            ----          ------
                                                   -----------    -----------    -----------
Rental revenue                                     $ 7,496,114    $ 5,271,534    $ 2,224,580
                                                   -----------    -----------    -----------

Property operating expenses-
   Operating expenses                                1,955,488      1,448,454        507,034
   Real estate taxes                                   594,282        492,474        101,808
   Management fees                                     380,653        241,793        138,860
General and administrative                             521,266        378,771        142,495
Impairment of deferred rents receivable                326,113           --          326,113
Severance expense                                         --          255,442       (255,442)
Interest                                             2,336,038      1,532,063        803,975
Depreciation and amortization                        1,667,362        860,865        806,497
                                                   -----------    -----------    -----------
                                                     7,781,202      5,209,862      2,571,340
                                                   -----------    -----------    -----------

Other Income-
Interest income                                         92,366         34,973         57,393
Equity in loss of unconsolidated affiliate             (10,843)       (19,424)         8,581
                                                   -----------    -----------    -----------
                                                        81,523         15,549         65,974
                                                   -----------    -----------    -----------

Income (loss) before gain on sale of real estate      (203,565)        77,221       (280,786)
                                                   -----------    -----------    -----------

Gain on sale of real estate                          1,143,698      2,556,839     (1,413,141)
                                                   -----------    -----------    -----------
Net Income                                         $   940,133    $ 2,634,060    $(1,693,927)
                                                   ===========    ===========    ===========

Rental Revenue
The increase in rental revenue is due primarily to the inclusion of the operations of the Sheridan Center office complex (acquired in August 2000) and Sheridan Plaza at Inverness, LLC (acquired in April 2001), offset by the exclusion of the operations of the four self-storage facilities (sold in August
2000) and the Giltedge office building (sold in June 2001).

Property Operating Expenses
Operating expenses, real estate taxes and management fees increased as a result of the previously mentioned transactions. Operating expenses also increased in 2001 due to planned maintenance projects and increased utility costs.

General and Administrative
The increase in general and administrative expenses is primarily due to the previously mentioned transactions as well as costs related to the continued growth of the Company.

Impairment of Deferred Rents Receivable
During the second quarter of 2001, the Company recorded an impairment of a deferred rents receivable from a significant tenant, Rhythms NetConnections, Inc., which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company has subsequently reached an agreement with Rhythms to terminate its lease effective November 1, 2001 (see Liquidity and Capital Resources discussion).

Severance Expense
The severance expense recognized in 2000 was in accordance with a separation agreement between the Company and a former officer.

Interest Expense
The increase in interest expense is due to the increase in debt outstanding at September 30, 2001 by approximately 50% from the prior year. The effect of the increase in debt level is partially offset by a decrease in interest rates, which results in less interest on the Company's floating rate debt.

Depreciation and Amortization
The increase in depreciation and amortization is due to the overall increase in depreciable assets due to the previously mentioned transactions and the continued redevelopment of Sheridan Center. The 2001 amount also includes the accelerated amortization of the Rhythms lease commission recorded in the second quarter of $323,447.

Interest Income
The increase in interest income is attributable to higher cash balances in 2001 due to the previously mentioned public offering of the Company's common stock.

Equity in Loss of Unconsolidated Affiliate
The equity in losses of our unconsolidated affiliate recognized in 2000 represents the Company's share of the net loss of Sheridan Investments, LLC. The Company acquired its 9.639% interest in Sheridan Investments, LLC in September 2000 and then in 2001, acquired the remaining interest in this affiliate through the Sheridan Plaza transaction.

Gain on Sale of Real Estate
The gains recognized in 2001 and 2000 were a result of the sales of the Giltedge office building and the four self-storage facilities, respectively.

                         Liquidity And Capital Resources
                         -------------------------------

Liquidity
---------
Net cash from operations for the nine months ended September 30, 2001 was approximately $1.1 million and is the primary source of liquidity to fund distributions, debt service and capital expenditures. The Company also has available lines of credit to assist with such cash needs. In August 2001, The Company completed a public offering of common stock, which raised approximately $11.0 million net of commissions and expenses. The proceeds are being used and are expected to continue to be used for property acquisitions, the payment of certain redevelopment costs at Sheridan Center, the repayment of debt and as working capital.

The Company has entered into two separate contracts to acquire two additional office properties within the next 60 days. Both contracts are subject to a number of contingencies and there is no assurance that either of these acquisitions will occur.

Management believes that the proceeds of the public offering and cash flow from its existing properties and new acquisitions, together with its existing lines of credit, will be sufficient to meet the Company's working capital needs for the next year and beyond.

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

Financing
---------
Mortgage loans are collateralized by substantially all properties. The following table details the scheduled maturities of mortgages as of September 30, 2001:

                 2001                              $   108,129
                 2002                                5,514,609
                 2003                                9,884,895
                 2004                                  450,074
                 2005                                  488,010
                 Thereafter                         25,429,519
                                                   -----------

                 Total                             $41,875,236
                                                   ===========

The Company has a short-term revolving credit line from a bank in the amount of $300,000 and a $500,000 short-term unsecured line of credit with Sheridan Investments, LLC, a related party. At September 30, 2001, the Company did not have outstanding balances on either of these lines of credit.

Rhythms
-------
On August 2, 2001, Rhythms NetConnections, Inc. ("Rhythms"), the primary tenant in the Company's Panorama Falls building in Englewood, Colorado, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Effective November 1, 2001, the Company agreed to terminate its lease with Rhythms and apply the security deposit from Rhythms in the amount of $335,000 against future lease payments. The rental revenue related to Rhythms was approximately $574,000 and $480,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, which is approximately 8% and 7% of the Company's total rental revenue for the respective periods. The Company intends to sell part or all of the Panorama Falls property and has entered into a contract to sell 80% of the property. This contract is subject to a number of contingencies, including refinancing of the existing mortgage loan, and there is no assurance that these contingencies will be satisfied or that the interest will be sold.

Inflation
---------
Management believes that inflation should not have a material adverse effect on the Company. The Company's office leases require the tenants to pay increases in operating expenses should any inflationary pressures materialize.

Forward-Looking Statements
--------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. See the Company's Annual Report on Form 10-KSB/A-2 and the Company's Amendment No. 2 to Registration Statement on Form SB-2 filed on July 26, 2001 for additional statements concerning important factors, including occupancy and rental rates and operating costs that could cause actual results to differ materially from the Company's expectations.

Part II. Other Information

Item 6. Exhibits And Reports On Form 8-K.

     (a) On July 13, 2001, the Registrant filed a Current Report on Form 8-K describing the sale of its Wisconsin office building and the acquisition of a Colorado office complex.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AMERIVEST PROPERTIES INC.


November 14, 2001
                                                 By: /s/ D. Scott Ikenberry
                                                 -------------------------------
                                                 D. Scott Ikenberry
                                                 Chief Financial Officer