Form 10KSB
period 2001-12-31
AMERIVEST PROPERTIES INC
filed 2002-04-01
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-14462

                            AMERIVEST PROPERTIES INC.
                 (Name of small business issuer in its charter)

                Maryland                                        84-1240264
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                     Identification Number)

  1780 South Bellaire Street, Suite 515                           80222
            Denver, Colorado                                    (Zip Code)
(Address of Principal Executive Offices)

                                 (303) 297-1800
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class        Name of Each Exchange on Which Registered
         -------------------        -----------------------------------------
   Common Stock, $.001 par value             American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                                      None.
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     The issuer's revenues for its most recent fiscal year were: $10,944,383

     The aggregate market value of the issuer's voting common stock held by non-affiliates of the issuer as of March 27, 2002 was $25,569,297 (computed on the basis of $6.10 per share which was the reported closing sale price of the issuer's common stock on the American Stock Exchange on March 27, 2002). Without asserting that any director or executive officer of the issuer is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the issuer's common stock as of March 27, 2002 was 6,700,140.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's definitive proxy statement for its 2002 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I
------
Item 1    Description of Business .........................................    1
Item 2    Properties ......................................................   16
Item 3    Legal Proceedings ...............................................   28
Item 4    Submission of Matters to a Vote of Security Holders .............   28


Part II
-------
Item 5    Market for Common Equity and Related Stockholder Matters ........   29
Item 6    Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................   31
Item 7    Financial Statements ............................................   38
Item 8    Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure ........................................   39


Part III
--------
Item 9    Directors, Executive Officers, Promoters And Control Persons;
          Compliance With Section 16(A) of the Exchange Act ...............   39
Item 10   Executive Compensation ..........................................   39
Item 11   Security Ownership of Certain Beneficial Owners and Management ..   39
Item 12   Certain Relationships and Related Transactions ..................   39
Item 13   Exhibits and Reports on Form 8-K ................................   39

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     AmeriVest Properties Inc. was incorporated in 1993 in the State of Delaware and was reincorporated in 1999 in the State of Maryland. We are a real estate investment trust, or REIT, that owns 23 office properties. We market and lease our properties to small to mid-sized tenants. Our properties, which include an aggregate of approximately 912,000 rentable square feet, are currently located in Colorado, Indiana, Arizona and Texas.

     We are a self-administered REIT. In 2000 and 2001, all of our properties were managed under an agreement with Sheridan Realty Advisors, LLC, which also managed our day-to-day operations and assisted and advised our Board of Directors with respect to real estate acquisitions and investment opportunities. Effective as of January 1, 2002, we purchased the administrative and property management and accounting services business from Sheridan Realty Advisors for the sum of $100 plus the book value of the furniture, fixtures and equipment at December 31, 2001, which was approximately $50,000. As a result, 25 of Sheridan Realty Advisors' 31 employees, including three of our senior executives, became employees of AmeriVest and manage our day-to-day operations. The three senior executives will also remain employees of Sheridan Realty Advisors.

     Sheridan Realty Advisors continues as an outside advisor to the company in connection with our capital market activities, real estate acquisitions and dispositions and major capital projects and continues to earn an advisory and capital project fee for those services under the terms of our agreement with them, which expires on December 31, 2003.

Business Strategy

Focus on Multi-Tenant Office Buildings in Target Growth Cities

     Since 1999, we have focused our efforts on the acquisition, rehabilitation and development of multi-tenant office buildings with an average tenant size of between 2,000 and 4,000 square feet in select cities. We have sold our non-office building assets, which at one time included one industrial and four self-storage properties. As of August 25, 2000, all our assets were office buildings.

The Case for an Office Focus

     We believe the public equity markets for REITs reward a strongly focused strategy and that the office sector can support a relatively higher valuation than do other property types. We believe the reason for this is that the demand for office space has continued to grow as the economy has transitioned from manufacturing to service businesses. We believe that demand will continue in our target markets of small to mid-sized tenants.

The Case for Small Tenants

     Within the growing office sector, we believe that a niche focus on properties with small average tenant sizes is appropriate due to the positive "corporate demographics" of small firms. According to data compiled by Cognetics, Inc., a leading research firm in the area of economic change and company formation, and reported in the 2000 Corporate Almanac, there were more than eight million companies in the U.S. economy in 1999. Of these firms, 98% of them employed fewer than 100 employees, and in 1999 this 98% employed almost 45% of all workers. Assuming each office worker occupies the national average of 150 square feet, these firms each require less than 15,000 square feet of office space. This research further reveals that in 1999, 90% of U.S. businesses employed fewer than 20 employees, indicating an average office space requirement of no more than 3,000 square feet.

     We believe that this small tenant market has been underserved by most office landlords. Through new development, such as Sheridan Plaza, redevelopment of existing properties, such as Sheridan Center, and improved management with a focus on customer service, such as Keystone Office Park, we believe that we bring a level of amenities to the small tenant that usually only larger tenants enjoy. For example, tenants in our largest buildings enjoy a keyless entry card system to allow secure access 24 hours a day to their individual suites, as well as use of common area conference rooms with the latest telecommunications and presentation equipment. Entry lobbies feature touchpad electronic directories and, where possible, our buildings are engineered to provide control of heating and air conditioning in individual tenant suites. Signage for each tenant suite allows for the tenant's individual logo to be incorporated on a common background. Each property is wired to offer high speed voice and data service from multiple telecom providers, and in some buildings tenants can elect to use the building's centralized server and local area network as their own computer system, with 24 hour, seven days a week, support from third party providers. We operate our multi-tenant buildings under a "no-hassle" leasing philosophy, using a standard simplified lease that has been designed for fairness to both tenant and landlord and incorporating a turn-key tenant finish package, greatly reducing the time to design and build out finished space. Our streamlined system greatly reduces negotiation and space planning time and allows the tenant to move into its space earlier and with less aggravation than is usual in the leasing process.

     The two frequently cited concerns about the small and mid-sized tenant office market are its perceived high level of credit risk and management intensity. As explained below, we believe that both these concerns are overstated, and can be addressed by proper staffing and management systems tailored to this tenant base. We believe that these perceived risks are higher than the actual risks and, thus, provide an effective deterrent for competition and an attractive opportunity for us. Regarding credit risk, with an average tenant size of between 2,000 and 4,000 square feet, the loss of a single tenant of such size does not meaningfully affect our financial results. Additionally, we maintain a high level of credit quality in our largest office buildings through accounting and collection systems that flag any late payments and rigorously impose late payment penalty charges. Eviction action will be quickly taken if a tenant does not make timely lease payments. These control systems are centralized in our Denver headquarters, and monitored by an experienced accounting staff. We believe that we can maintain and improve this high level of credit quality in all our properties.

     We also believe that, based on our experience, the issue of management intensity may be largely a matter of mind-set. Smaller tenants may be viewed as problematic primarily because most property managers are accustomed to giving priority to their large users. With our deliberate focus on small to mid-sized users, we bring a positive, service-oriented mentality to our tenants.

     Our largest buildings, consisting of Sheridan Center, Keystone Office Park, Sheridan Plaza, Arrowhead Fountains, the Kellogg Building and Panorama Falls, feature a regional "Tenant Relations Advocate" whose job description is to interface regularly with all tenants and maximize tenant retention. Building engineers and maintenance staff are also assigned to these properties to deal with physical maintenance. The Tenant Relations Advocate, unlike a conventional property manager, does not have responsibility for the physical operation of a building, but rather is solely dedicated to tenant issues with a singular focus on tenant retention. The Tenant Relations Advocate personifies our service-oriented mentality and is available to resolve minor tenant service complaints before they develop into major issues.

     Our Tenant Relations Advocates work with team leaders for each region, who in turn report to a senior manager in our Denver headquarters, providing direct and regular feedback on tenant concerns. We believe that our customer-focused management will improve our tenant retention rates over those of our competitors. Over time, we believe that smaller tenants actually are less demanding than large tenants, who use their economic leverage not only in initial lease negotiations but throughout their tenancy as well.

AmeriVest Growth Cities

     Within the niche of multi-tenant properties with smaller average tenant size, we have elected to narrow our focus even further by generally restricting our acquisition or development activities to buildings or projects containing at least 100,000 square feet, unless adding to an existing metropolitan portfolio, within target cities where we hope to build meaningful multi-property portfolios over the short- and medium-term. In order to employ our management resources in the most efficient manner, only cities within a two-hour air travel radius by air from our Denver headquarters were selected. The target cities also must be large enough in total office square footage to offer the possibility of multiple acquisitions and liquidity in the event of a desired sale and have a high concentration of firms of fewer than 20 employees. In the short term, we plan to focus our acquisition activities in the following cities:

                                 1. Phoenix, AZ
                              2. San Francisco, CA
                                  3. Denver, CO
                               4. Indianapolis, IN
                                  5. Dallas, TX

     We believe that the geographic logic of these proposed cities is strong. Our management has prior experience owning and managing properties in Dallas, and has current experience owning and managing our properties in Denver, Indianapolis and Phoenix. We already have a large existing portfolio of buildings in Texas that will be complemented by a focus on Dallas. All of these cities consistently rank highly in job growth and sustained growth prospects for the long term.

Operating Performance and Stockholder Return

     Since 1997, which was our first full year as a public company, our average annual total return to stockholders was 24%. The following table compares our total return, based on stock price appreciation and reinvestment of all dividends, with the average total return of 21 of the industry's largest REITs and real estate operating companies, and the total return of the S&P 500, as reported by Morningstar.

Total Return * to Stockholders
--------------------------------------------------------------------------------
                              AmeriVest %       Industry %**        S & P 500 %
--------------------------------------------------------------------------------
1-Year  (2001)                   33.0               28.3              -11.9
2-Year Avg.  (2000-2001)         25.6               19.6              -10.5
3-Year Avg.  (1999-2001)         25.4               11.8                0.0
4-Year Avg.  (1998-2001)         19.1                5.4                7.2
5-Year Avg.  (1997-2001)         24.0                8.8               12.4
--------------------------------------------------------------------------------

Source: Morningstar, Inc. (Morningstar.com) as of December 31, 2001.
* Total return based on stock price appreciation and reinvestment of all dividends.
** Total return based on an equal-weighted average of the total returns for 21 of the industry's largest REITs and real estate operating companies.

     We believe that by focusing on a specific property type in cities with a growing small tenant market, we should be able to increase our revenues, our earnings, and our funds from operations. Although there is no assurance or guarantee, it is our intention that growth in our revenues, earnings and funds from operations will, over the long term, result in an increase in our stock price and the total return to our stockholders.

Recent Acquisitions and Sales

2001

Kellogg Building Acquisition

     On December 21, 2001, we completed the acquisition of the Kellogg Building. The Kellogg Building is located in Littleton, Colorado, contains approximately 113,000 rentable square feet and is located on approximately 5 acres of land. The aggregate purchase price for the Kellogg Building was $13,550,000, which was paid with $9,500,000 from the proceeds of a loan from US Bank National Association and the balance from a portion of the proceeds from the 2001 public offering.

Panorama Falls Sale

     On December 6, 2001, we completed the sale of an 80% interest in the Panorama Falls building to a long-term investor affiliated with a large shareholder. Panorama Falls is a three-story office building with 61,963 rentable square feet on approximately six acres located in Englewood, Colorado. The aggregate sales price for the interest in Panorama Falls was $4,880,000 payable as follows:

     o $2,180,000 to Key Bank National Association to pay down a portion of the existing mortgage loan;
     o the assumption of 80% of the remaining existing mortgage loan in the amount of $2,395,732; and
     o    the remainder of $304,268 in cash, less closing costs.

Arrowhead Fountains Acquisition

     On November 19, 2001, we completed the acquisition of the Arrowhead Fountains office building. Arrowhead Fountains is located in suburban Phoenix, Arizona, contains approximately 96,000 rentable square feet and is located on approximately 5 acres of land. The aggregate purchase price for Arrowhead Fountains was $12,750,000, which was paid by the assumption of the mortgage loan from Nationwide Life Insurance Company with a principal balance of $9,300,000 and the balance from a portion of the proceeds from the 2001 public offering.

Odessa Sale

     On October 23, 2001, we completed the sale of our office building in Odessa, Texas for $132,500. The sale resulted in a gain on sale of $12,747.

Giltedge Sale

     On June 1, 2001, we completed the sale of our Giltedge building in Appleton, Wisconsin for $3,650,000. The sale resulted in a gain on sale of $1,143,698. The cash proceeds from this transaction of $458,030 were used to complete a tax-deferred exchange under Section 1031 of the Internal Revenue Code.

Sheridan Plaza at Inverness Acquisition

     On April 1, 2001, we purchased from Sheridan Investments, LLC, an affiliate, 100% of the ownership interests of Sheridan Plaza at Inverness, LLC, an affiliate. Sheridan Plaza at Inverness, LLC owns two office buildings located in Englewood, Colorado consisting of 118,720 total rentable square feet on approximately 6.7 acres of land with 405 total parking spaces, including 80 underground parking spaces. For accounting purposes, the purchase price was $22,895,067, which consisted of:

     o $705,135 for our 9.639% preferred membership interest in Sheridan Investments, LLC, the owner of all of the membership interests in Sheridan Plaza at Inverness LLC, which was transferred back to Sheridan Investments, LLC;
     o $6,474,329 paid with (1) 1,057,346 shares of our common stock, at a price of $5.69 per share (as required for accounting purposes, based on an average market price of the shares over a period of several days before and after the date of the announcement of the acquisition) and
          (2) the cash proceeds of $458,030 from the sale of the Giltedge building;
     o assumption of the mortgage in the principal amount of $14,954,425 secured by the property; and
     o    assumption of other liabilities in the amount of $761,178.

     The acquisition was structured as a tax-deferred exchange of the Giltedge building under Section 1031 of the Internal Revenue Code. Due to the related party nature of this transaction, accounting principles generally accepted in the United States require us to record this acquisition at its historical net book value. The difference between the purchase price and the historical net book value was $4,507,557 and has been recorded as a non-cash dividend during 2001.

2000

Sheridan Investments, LLC Membership Interest Acquisition

     On September 29, 2000, we purchased a 9.639% preferred membership interest in Sheridan Investments, LLC, the sole owner of Sheridan Plaza at Inverness, LLC, which owns two office buildings in Englewood, Colorado, containing approximately 119,000 square feet and located on approximately 6.7 acres of land. The aggregate purchase price for the interest was $658,918, which we paid by issuing 131,784 shares of common stock and 65,892 common stock purchase warrants at $5 per share. This interest was transferred back to Sheridan Investments, LLC in April 2001 as partial consideration for the remaining interest in Sheridan Plaza at Inverness, LLC.

Self-Storage Sale

     On June 6, 2000, we entered into a contract to sell our four self-storage facilities in the metropolitan Denver, Colorado area for $8,400,000. This sale closed on August 25, 2000, resulting in a gain on sale of approximately $2,557,000. The net proceeds of approximately $1,818,000 were used to complete a tax-deferred exchange under Section 1031 of the Internal Revenue Code for office building assets.

Sheridan Center Acquisition

     On June 2, 2000, we entered into a contract to purchase a three-building office complex, Sheridan Center, in southeast Denver, Colorado for $9,600,000. The buildings contain approximately 143,000 square feet and are located on approximately 3.74 acres of land. The transaction closed on August 31, 2000. Funds for closing included approximately $1,818,000 held in escrow and on deposit as part of the tax-deferred exchange under Section 1031 of the Internal Revenue Code from the sale of the self-storage facilities, together with mortgage financing and a portion of the proceeds from our 2000 public offering.

Panorama Falls Acquisition

     On May 25, 2000, we purchased a three-story office building, Panorama Falls, for $5,900,000. Panorama Falls contains approximately 62,000 square feet on approximately six acres of land in southeast Denver, Colorado. Funds for closing included approximately $514,000 being held in escrow and on deposit as part of the tax-deferred exchange under Section 1031 of the Internal Revenue Code from the sale of the Broadway Property completed in December 1999, together with mortgage financing and short-term financing, which was partially repaid in August 2000 with proceeds from our 2000 public offering.

1999

Broadway Property Sale

     On December 13, 1999, we sold our industrial office and showroom building in Denver, Colorado for $2,100,000, resulting in a gain on sale of approximately $737,000. We reinvested approximately $514,000 in net proceeds from this transaction in a tax-deferred exchange under Section 1031 of the Internal Revenue Code on May 25, 2000, purchasing the 62,000 square foot three-story Panorama Falls office building.

Keystone Office Park Acquisition

     On August 12, 1999, we completed the acquisition of three office buildings, known as Keystone Office Park, located in suburban Indianapolis, Indiana. Keystone Office Park contains a total of 96,048 rentable square feet. The total purchase price for Keystone Office Park was $7,944,000, which we paid by assuming approximately $5,255,000 of existing debt and $116,400 of related escrow balances on the properties and issuing 541,593 shares of our common stock at $4.75 per share. In conjunction with the assumption of the debt, we also agreed to indemnify the original guarantors of this debt if we fail to repay it.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

     This annual report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. All statements other than statements of historical facts included in or incorporated by reference into this annual report, including statements regarding our expected financial position, business strategy, plans and objectives of management for future operations, expected capital expenditures, expected funding sources, planned investments and forecasted dates, are forward-looking statements. These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which we operate. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are often used to identify forward-looking statements. Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, these statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

     Additional cautionary statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in this annual report, including the statements contained in the "Risk Factors" section below. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this annual report are expressly qualified in their entirety by such cautionary statements.

Risk Factors

We face a strong competitive market, which could limit our ability to lease our properties or secure attractive investment opportunities.

     The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs, for the acquisition, development and operation of properties. Some of these companies are national or regional operators with far greater resources than ours. As a result, we may not be able or have the opportunity to make suitable investments on favorable terms in the future. Competition in a particular area also could adversely affect our ability to lease our properties or to increase or maintain rental rates. Thus, the presence of these competitors may be a significant impediment to the continuation and development of our business.

Our debt level may have a negative impact on our income and asset value.

     We have incurred indebtedness in connection with the acquisition of our properties, and we may incur new indebtedness in the future in connection with our acquisition, development and operating activities. As a result of our use of debt, we will be subject to the risks normally associated with debt financing, including:

     o the risk that our cash flow will be insufficient to make required payments of principal and interest;
     o the risk that any indebtedness will not be able to be refinanced or to be refinanced on as favorable terms as those of the existing indebtedness, and the risk of a default under the terms of any indebtedness and an acceleration resulting from such default; and
     o the required payments on mortgages and on other indebtedness are not reduced if the economic performance of any property declines.

     If any such decline occurs, our ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, that property could be transferred to the mortgagee with a consequent loss of income and asset value.

     We do not have a policy limiting the amount of debt that we may incur. Accordingly, our management and Board of Directors have discretion to increase the amount of our outstanding debt at any time. Our debt to total capitalization ratio of 61% at December 31, 2001 exceeds those normally carried by our competitors and REITs in general. While we believe that our level of leverage is normal for a direct private or institutional investor, our higher leverage levels may make it difficult to obtain any additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. Our high leverage levels also may adversely affect the market value of our stock if we are perceived as more risky than our peers.

We may not be able to pay dividends to our stockholders regularly.

     Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations. Although we have done so in the past, we cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future.

We may incur tax liabilities as a result of failing to qualify as a REIT.

     We believe that we have been organized and operated so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended. However, we cannot assure you that we will continue to be qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the requirements for qualification as a REIT or the federal income tax consequences of that qualification.

     If we were unable to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to the regular federal income tax on our taxable income at regular corporate rates and possibly to the alternative minimum tax. Unless we are entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification was lost. As a result, the funds available for distribution to our stockholders would be reduced for each of the years involved. In addition, we may incur substantial indebtedness or may liquidate substantial investments in order to pay the resulting federal income tax liabilities if differences in timing exist between the receipt of income and payment of our tax obligations. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to revoke our REIT election.

We may have to borrow money to make required distributions to our stockholders.

     In order to qualify as a REIT, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, excluding any net capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income plus 95% of our capital gain net income for that year. We intend to make distributions to our stockholders to comply with the 90% distribution requirement and to avoid the nondeductible excise tax. We may have to borrow funds on a short-term basis to meet the 90% distribution requirement and to avoid the nondeductible excise tax if differences in timing between taxable income and cash available for distribution exist. Because we already have significant debt obligations and are highly leveraged, we may not be able to borrow these funds at favorable interest rates or at all.

Some of our buildings are subject to special income tax considerations, which could result in our being required to pay substantial taxes upon their sale.

     If we sell any of our Sheridan Center buildings before 2006 (ten years after the original acquisition date of the property or the property exchanged for that property), we will be required to pay tax at the highest applicable corporate rates on the difference between its fair market value and its adjusted basis at the effective time of our REIT election. Because we used proceeds from a recent sale of an office building in Wisconsin to purchase Sheridan Plaza in an exchange qualifying under Section 1031 of the Internal Revenue Code, we may also be required to hold Sheridan Plaza until 2006 in order to avoid corporate tax upon sale on the appreciation of the exchanged property as of the effective date of our REIT election. By utilizing a property exchange under Section 1031 of the Internal Revenue Code, which allows for the deferral of gain if the proceeds of the sale of investment properties are reinvested in other investment properties in certain circumstances, we may be able to defer the recognition of gain until after the 10-year period expires in 2006 so that we are not subject to the highest applicable corporate rates. If we are subject to the highest corporate rate, the amount of this corporate tax could be substantial. There is a risk that we would not have sufficient cash available to pay the corporate taxes resulting from the sale of these properties. We currently do not intend to sell any property while such a sale would be subject to this corporate tax (other than in an exchange qualifying under Section 1031 of the Internal Revenue Code pursuant to which this tax is not recognized) unless other economic, financial and business consequences of the sale would lead us to believe it would be in our best interests to effect such a sale.

New developments and acquisitions may fail to perform as expected.

     Over the last few years, we focused our efforts on the acquisition and redevelopment of multi-tenant office buildings. We intend to continue to develop and acquire office properties on a select basis. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. When we acquire a property, we often reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove inaccurate, which may result in our failure to meet our profitability goals. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.

Real estate investments are inherently risky, which could adversely affect our profitability and our ability to make distributions to our stockholders.

     Real estate investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income and capital appreciation generated by the properties held by the entity in which the investment is made. If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our income and ability to pay dividends to our stockholders will be adversely affected. Income from properties may be adversely affected by:

     o    changes in economic conditions;
     o increases in operating costs such as real estate taxes, insurance premiums, site maintenance and utilities;
     o    changes in interest rates and the availability of financing; and
     o changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

Development and construction risks could adversely affect our profitability.

     We currently are renovating and redeveloping some of our properties and may develop new properties in the future. Our renovation, redevelopment, development and related construction activities may be exposed to the following risks:

     o We may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these activities.

     o We may incur construction costs for a property which exceed our original estimates due to increased costs for materials or labor or other costs that were unexpected.
     o We may not be able to obtain financing with favorable terms, which may make us unable to proceed with our development activities.
     o We may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs.

     Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait a few years for a significant cash return. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow to fund such distributions.

General economic conditions may adversely affect our financial condition and results of operations.

     Periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial position, results of operations, cash flow, quoted per share trading price of our common stock and ability to satisfy our debt service obligations and to pay distributions to our stockholders.

Unfavorable changes in local market and economic conditions could hurt occupancy or rental rates.

     Currently, our properties are located in Colorado, Indiana, Arizona and Texas. The market and economic conditions in our local markets may significantly affect occupancy and rental rates. Occupancy and rental rates, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The economic condition of each of these local markets may be dependent on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance in that market. Local real estate market conditions may include a large supply of competing space, and we will need to compete for tenants based on rental rates, attractiveness and location of a property, and quality of maintenance and management services.

We are subject to the credit risk of our tenants, which could result in lease payments not being made and a significant decrease in our revenues.

     We are subject to the credit risk of our tenants. Although we maintain a high level of credit quality in our largest office buildings through our control systems, we cannot assure you that our tenants will not default on their leases and fail to make rental payments to us. In particular, local economic conditions and the industries in which our tenants operate may affect their ability to make lease payments to us. Moreover, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms if a tenant defaults on its lease. The loss of rental revenues from a number of our tenants may adversely affect our profitability and our ability to meet our financial obligations.

We may be unable to renew leases or re-lease space on a timely basis or on comparable or better terms, which could significantly decrease our revenues.

     Although our properties currently have favorable occupancy rates, current tenants may not renew their leases upon the expiration of their terms. Alternatively, current tenants may attempt to terminate their leases prior to the expiration of their current terms. If this occurs, we may not be able to locate a qualified replacement tenant and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations. Moreover, the terms of a renewal or new lease may be less favorable than current lease terms. Additionally, new properties we may acquire may not be fully leased and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased.

Loss of a significant tenant could lead to a substantial decrease in our cash flow.

     Although our target market is tenants seeking 2,000 to 4,000 square feet of office space, we may have several significant tenants from time to time, the loss of any of which could adversely affect our cash flow. In August 2001, Rhythms NetConnections, Inc., the primary tenant in our Panorama Falls building in Englewood, Colorado, filed for reorganization under Chapter 11 of the Bankruptcy Code. In November 2001, we agreed to terminate the lease with Rhythms and apply a security deposit of $335,000 against future lease payments. The rental revenue related to Rhythms was approximately $611,000 and $480,000 for the years ended December 31, 2001 and 2000, respectively, which was approximately 5.6% and 6.6% of our total rental revenue for the respective periods. On December 6, 2001, we completed the sale of an 80% interest in the Panorama Falls building.

     Currently, thirteen of our office buildings are leased to various agencies of the State of Texas. Although each of these leases includes a specific termination date, the State of Texas may terminate a lease at any time that the state legislature fails to appropriate funds necessary to pay the required rents or federally-funded programs housed in one of these buildings are discontinued. If the State of Texas were to terminate or fail to renew a lease, it may be difficult for us to locate another tenant on a timely basis or on comparable or better terms, especially for those buildings located in smaller cities and more remote locations. On occasion, the State of Texas may elect not to renew leases with us upon termination. We were not the successful bidder in a recent request by the Texas Department of Human Services for a new lease on our Clint, Texas building, which provided for an annual gross rent of $125,676. Subsequent to year-end, we began negotiations with the Town of Clint for a long-term lease of the building. In addition, the lease on our Paris, Texas building, which provides for an annual gross rent of $208,376 expires on August 31, 2002 and we believe the State of Texas will not renew.

Future terrorist attacks in the United States may result in declining economic activity, which could harm the demand for and the value of our properties.

     Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of our properties. A decrease in demand would make it difficult for us to renew or release our properties at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction or loss. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor obligations under their existing leases.

     These types of events also may adversely affect the markets in which our securities trade. These acts may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for real estate, delay the time in which our new or renovated properties reach stable occupancy, increase our operating expenses due to increased physical security for our properties and limit our access to capital or increase our cost of raising capital.

Sheridan Realty Advisors and its affiliates have significant influence over our company.

     Entities affiliated with Sheridan Realty Advisors, our former administrator, and members of our Board of Directors and management who also are affiliated with Sheridan Realty Advisors collectively beneficially own approximately 25% of our common stock. As a result, these individuals and entities acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of these individuals and entities could have the effect of preventing or delaying a change in control of our company which they oppose even if our other stockholders believe it is in their best interests. In addition, all of our executive officers are principals of Sheridan Realty Advisors and related entities and, thus, these Sheridan affiliates have the ability to influence the day-to-day operations of our company. Sheridan Realty Advisors continues to act as our outside advisor with respect to capital market activities, real estate acquisitions and dispositions and major capital projects and continues to earn an advisory and capital project fee for those services.

The success of our company depends on the continuing contributions of our key personnel.

     We have a highly skilled management team and specialized workforce managing our properties. All of our executive officers are principals of Sheridan Realty Advisors. Three of these executive officers became our employees as of January 1, 2002 as a result of our purchasing the administrative and property management and accounting services business from Sheridan Realty Advisors. We do not have employment agreements with any of our executive officers or key employees and, thus, any executive officer or key employee may terminate his or her relationship with us at any time.

Failure to succeed in new markets may limit our growth.

     We may make selected acquisitions outside our current market areas from time to time as appropriate opportunities arise. Our historical experience is in Colorado, Indiana, Arizona and Texas, and we may not be able to operate successfully in other market areas new to us. We may be exposed to a variety of risks if we choose to enter into new markets. These risks include:

     o    a lack of market knowledge and understanding of the local economies;
     o    an inability to identify acquisition or development opportunities;
     o    an inability to obtain construction trades people; and
     o    an unfamiliarity with local government and permitting procedures.

There is limited liquidity in our real estate investments, which could limit our flexibility.

     Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions will be limited. We may not be able to dispose of an investment when we find disposition advantageous or necessary, and the sale price of any disposition may not recoup or exceed the amount of our investment. In addition, federal tax laws limit our ability to sell properties that we have owned for fewer than four years, and this may affect our ability to sell properties without adversely affecting returns to our stockholders.

There is a limited market for our common stock, which could hinder the ability of our stockholders to sell our shares.

     Historically, there has been an extremely limited public market for our common stock. We cannot assure you that the market will be sustained or will expand. Due to the limited trading volume and small capitalization of our common stock, many investors may not be interested in owning our securities because of the higher risks associated with limited trading volume and small market capitalization such as the inability to sell a substantial block of stock at one time without driving down prices. This could have an adverse effect on the market for our common stock. In addition, there is no assurance that a stockholder will be in a position to borrow funds using our securities as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market.

     Our equity market capitalization places us at the extreme low end of market capitalization among all REITs. As a result of our small market capitalization, substantially all of our investors are retail investors. This limits the ability for investors to acquire substantial blocks of our stock. This also places a near-term limit on capital appreciation for our shares if a significant number of our stockholders decide to sell their stock.

Our uninsured and underinsured losses could result in loss of value of our properties.

     We maintain comprehensive insurance on each of our properties, including liability, fire and extended coverage. We believe this coverage is of the type and amount customarily obtained for or by an owner of real property assets. We intend to obtain similar insurance coverage on subsequently acquired properties. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable, as to which our facilities are at risk in their particular locations. Our management will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to requiring appropriate insurance on our investments at a reasonable cost and on suitable terms. This may result in our having insurance coverage that, in the event of a substantial loss, would not be sufficient to repay us for the full current market value or current replacement cost. Also, due to inflation, changes in codes and ordinances, environmental considerations, and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Generally, our insurance does not cover acts of war or terrorist attacks. As a result of the September 11 attacks, we believe that the cost of our insurance may increase. However, we believe that our costs will increase less than those of some of our competitors because our buildings are not large, high profile buildings in major cities.

We may suffer environmental liabilities which could result in substantial costs.

     Under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials that are located on or under the property. We have substantially completed the asbestos remediation in our Sheridan Center buildings and have completed actions designed to maintain proper air quality in our Mission, Texas building. These laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of those substances. In connection with our ownership and operation of properties, we may be liable for these costs, which could be substantial. Also, our ability to arrange for financing secured by that real property might be adversely affected because of the presence of hazardous or toxic substances or the failure to properly remediate any contamination. In addition, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from our properties. In particular, two lawsuits have been filed against our AmeriVest Properties Texas Inc. subsidiary alleging that our Mission, Texas property is contaminated with airborne contaminants. Our insurance company is defending us in these lawsuits. These lawsuits, if adversely determined, could have a material adverse effect on our business and financial condition, and we cannot assure you that other lawsuits will not be filed against us with respect to this building.

Non-compliance with the Americans with Disabilities Act could result in fines.

     Under the ADA, all public accommodations are required to meet certain federal requirements related to physical access and use by disabled persons. While we believe that our properties comply in all material respects with these physical requirements or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided, a determination that we are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. If we were required to make modifications to comply with the ADA, our ability to make expected distributions to our stockholders could be adversely affected.

The ability of our stockholders to control our policies or affect a change in control of our company is limited, which may not be in our stockholders' best interests.

     Charter and Bylaws Provisions. Some provisions of our charter and bylaws may delay or prevent a change in control of our company or other transactions that could provide our common stockholders with a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of our stockholders. These provisions include:

     o Classified board of directors and size of board fixed within range; removal of directors only for cause. Our Board of Directors is divided into three classes with staggered terms of office. The total number of directors is fixed by a majority vote of the Board of Directors within a range of a minimum of three and a maximum of nine. Directors may only be removed for cause. These provisions may make it more difficult for a third party to gain control of our Board of Directors. At least two annual meeting of stockholders, instead of one, generally would be required to effect a change in a majority of our Board of Directors, and the number of directors cannot be increased above the maximum number of directors specified in our charter without board and stockholder approvals.
     o Two-thirds stockholder vote required to approve some amendments to the charter. Some amendments to our charter must be approved by the affirmative vote of stockholders holding at least 66 2/3% of the outstanding shares of our common stock, voting together as a single class. These voting requirements may make amendments to our charter that stockholders believe desirable more difficult to effect.
     o Issuance of preferred stock without stockholder approval. Our Board of Directors has the ability to authorize the issuance of preferred stock without stockholder approval and to set or change the designation, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, or terms or conditions of redemption of the preferred stock. Our Board of Directors could therefore authorize series of preferred stock that may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our stockholders.
     o Ownership Limit. In order to assist us in maintaining our qualification as a REIT, our bylaws contain provisions generally limiting the ownership of shares of our capital stock by any single stockholder to 9.8% of our outstanding shares, unless waived by our Board of Directors. In 2001, our Board granted a one-time waiver of this restriction in order to allow Jerry Tepper, a director who beneficially owned or controlled approximately 7% of our outstanding shares as of January 15, 2002, to exercise some of his warrants. These provisions could also delay or prevent an acquisition or change in control of our company that could benefit our stockholders.

     Maryland Business Statutes. As a Maryland corporation, we are subject to the provisions of the Maryland General Corporation Law. Maryland law imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions can occur. These provisions of Maryland law may have the effect of discouraging offers to acquire us even if the acquisition would be advantageous to our stockholders. These provisions include:

     o Unsolicited takeover provisions. Maryland law provides that the board of directors of a Maryland corporation is not subject to higher duties with regard to actions taken in a takeover context. These provisions may make it more difficult to effect an unsolicited takeover of a Maryland corporation. Maryland law also allows publicly held corporations with at least three independent trustees to elect to be governed by all or any part of Maryland law provisions relating to extraordinary actions and unsolicited takeovers.
     o Business combination with interested stockholders. The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuance of shares and other specified transactions, with an "interested stockholder" or its affiliates, for five years after the most recent date on which the interested stockholder became an interested stockholder and thereafter unless specified criteria are met.
     o Control share acquisition. The Maryland Control Shares Acquisition Act provides that shares acquired by any person over one-tenth, one-third and a majority of the voting power of a corporation do not have voting rights, except to the extent approved by the vote of two-thirds of the votes entitled to be cast on the matter.

     Other constituencies. Maryland law expressly codifies the authority of a Maryland corporation to include in its charter a provision that allows the board of directors to consider the effect of a potential acquisition of control on stockholders, employees, suppliers, customers, creditors and communities in which offices or other establishments of the corporation are located. Our charter does not include a provision of this type. Maryland law also provides, however, that the inclusion or omission of this type of provision in the charter of a Maryland corporation does not create an inference concerning factors that may be considered by the board of directors regarding a potential acquisition of control. This law may allow our Board of Directors to reject an acquisition proposal even though the proposal was in the best interests of our stockholders.

     Other Maryland laws. Maryland law also permits the board of trustees of a REIT, without shareholder approval, and even if contrary to a company's bylaws or charter, to classify the board of trustees, require a two-thirds vote for the removal of trustees and give the board the sole power to fill board vacancies occurring for any reason.

Our certified public accountant may become unable to provide audit-related services.

     Our independent certified public accountant, Arthur Andersen, has informed us that on March 14, 2002, it was indicted on federal obstruction of justice charges arising from the government's investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. Our Audit Committee has been carefully monitoring this situation. As a public company, we are required to file with the SEC periodic financial statements audited or reviewed by an independent, certified public accountant. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representation to its clients. Our access to the capital markets and our ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to us or if for any other reason Arthur Andersen is unable to perform required audit-related services for us. In such a case, we would promptly seek to engage new independent certified public accountants or take such other actions as may be necessary to enable us to maintain access to the capital markets and timely financial reporting.

ITEM 2. PROPERTIES

     At December 31, 2001, we owned and operated 23 office properties in Colorado, Texas, Indiana and Arizona. Other than as described under "Description of Specific Properties" below, we have no plans to renovate our office properties other than for routine capital maintenance. Given access to capital, we believe we will continue to be able to identify and complete acquisition and development opportunities.

     The following chart illustrates the geographic distribution of our property portfolio as of December 31, 2001 by square footage:

[Data points for graph:

        47%  Colorado
        31%  Texas
        11%  Arizona
        11%  Indiana]


     The following chart illustrates the geographic distribution of our property portfolio based on 2001 revenue:

[Data points for graph:

        53%  Colorado
        27%  Texas
        15%  Indiana
        5%   Wisconsin/Arizona*]


* The Giltedge building in Appleton, Wisconsin was sold on June 1, 2001 and the Arrowhead Fountains building in Peoria, Arizona was purchased on November 19, 2001.

     The following table sets forth certain information about each of our office properties owned as of December 31, 2001:

                                                                      Percentage  Average
                                                          Rentable    Occupancy   Rent Per
                                                 Year      Square     at December  Square
Location                                       Acquired   Footage(a)   31, 2001    Foot(b)
--------                                       --------   ----------   --------    -------

Small Tenant Office Buildings
Denver, CO--Sheridan Center..................    2000       143,332      90.4%      $13.91
Englewood, CO--Sheridan Plaza................    2001       118,720     100.0%      $23.45
Indianapolis, IN--Keystone...................    1999        96,048      99.2%      $16.90
Englewood, CO--Panorama Falls (c)............    2000        61,963      16.3%      $20.50
Peoria, AZ--Arrowhead Fountains..............    2001        96,076      90.3%      $23.03
Littleton, CO--Kellogg Building..............    2001       112,732      90.4%      $22.39

Bank of America Buildings(d).................    1998        60,095      99.6%      $15.13
Mineral Wells, TX
Georgetown, TX
Henderson, TX
Clifton, TX

State of Texas Leased Buildings(e)...........  1997-1998    222,542      92.9%      $ 8.78
Arlington, Paris, Marshall, Amarillo,
El Paso (2 buildings), Belleville, Mission,
Clint, Lubbock, Temple, Hempstead and
Columbus, TX

Totals.......................................               911,508      88.7%(f)   $18.88
                                                            =======      ====       ======
-----------

(a) Includes office space but excludes storage, telecommunications and garage space.
(b) Annualized base rent divided by net rentable area leased. Annualized base rent is original base rent plus contractual increases, but excludes percentage rent, additional rent for common area maintenance, taxes and expense reimbursements and parking.
(c) 20% of the property is owned by AmeriVest, 80% of the property is owned by Freemark Abbey Panorama, LLC as a tenant in common with AmeriVest.
(d) Buildings leased approximately 63% to Bank of America, with the remainder leased to a number of small to mid-sized tenants.
(e)  Buildings leased primarily to various agencies of the State of Texas.
(f)  Occupancy was 94.0% for 100% owned properties.


Description of Specific Properties

     As of December 31, 2001, the following four properties had a book value greater than or equal to 10% of our consolidated assets: Sheridan Center, Sheridan Plaza at Inverness, Arrowhead Fountains and the Kellogg Building. Set forth below is a description of each of these properties.

     Sheridan Center. On August 31, 2000, we acquired the Sheridan Center office buildings, formerly known as The Writer Buildings. The project consists of one four-story, one five-story and one eight-story office building on 3.72 acres of land. The buildings total 143,332 rentable square feet and site improvements include parking for approximately 400 cars, including 129 spaces in a separate surface lot. The buildings were built in 1966, 1968 and 1971 and, prior to our renovation, were considered Class C office buildings.

     We have substantially renovated the buildings at a cost of approximately $5.0 million for the period from our acquisition in August 2000 through December 2001. The buildings are now considered Class B office buildings and command higher rental rates.

     Exterior improvements include:

     o a new exterior facade for each building to tie the buildings together visually;
     o    a new entry and handicap access ramp for each building;
     o    new fixed and operable thermal windows; and
     o    resurfaced parking lots with new landscape and lighting.

     Interior improvements include:

     o    refurbished lobbies and hallways with new carpet and lighting;
     o    new oak suite entry doors and sidelights;
     o    new building and suite signage;
     o    computerized touch-screen building directories;
     o keyless entry systems to the building and each suite monitored by computer;
     o    refurbished bathrooms with new tile, lighting, paint and ADA fixtures;
     o    a new selection of interior tenant finish packages; and
     o    improved HVAC systems and new fire safety sprinklers and systems.

     As part of the renovation, we embarked on an asbestos remediation program in accordance with state and federal requirements using licensed contractors to remove, wherever accessible or otherwise required, asbestos containing materials in the buildings, including ceiling tiles, drywall joint compound, wood and metal fire doors, wall texture, mudded pipe elbows and valves, thermal systems insulation, floor tile and mastic and boiler insulation. Most of the remediation has been completed except for one building, which is expected to be completed over the next few years as tenants vacate spaces, allowing access to the asbestos materials. The estimated cost of the future asbestos remediation is approximately $380,000.

     The property is located in a central location between downtown Denver and the southeast suburbs along Interstate 25 at Colorado Boulevard. The Colorado Department of Transportation and the Regional Transportation District has commenced construction of a light-rail system and highway expansion project on Interstate 25, or I-25. The project, which is scheduled to continue through June 2008, has disrupted traffic on I-25 due to lane closures and massive construction along 19 miles of the Interstate adjacent to Sheridan Center and near our Sheridan Plaza and Panorama Falls buildings. Sheridan Center is located north of I-25 on the other side of most of the proposed construction, which allows for alternative access from most metropolitan Denver locations. We believe that the central location of Sheridan Center, together with our focus on tenants whose employees have more flexible work schedules than employees of larger companies, should minimize the adverse impact of the highway construction on occupancy levels and leasing activity at this project.

     Sheridan Center competes with several smaller and larger buildings in the area, including buildings that lease to small and mid-sized tenants.

     Sheridan Center is leased to approximately 100 tenants at base rental rates ranging from $8.69 to $17.50 per rentable square foot. The average effective annual rent per square foot for the year ended December 31, 2001 was $13.91. Lease terms range from approximately one to five years.

     The occupancy rate for Sheridan Center was 90.4% at December 31, 2001, 90.0% at December 31, 2000 and 91.0% at December 31, 1999. Occupancy information for prior years, which are before we acquired the property, is not available. As of December 31, 2001, there are no tenants occupying 10% or more of the rentable space.

     The following is a schedule of lease expirations for Sheridan Center for the next ten years:


                                                Total
                                           Area in Square     Annual
                              Number of       Feet of       Revenue of    Percentage of
                                Leases        Expiring       Expiring    Gross Rents on
                           That Will Expire    Leases         Leases     Expiring Leases
                           ----------------    ------         ------     ---------------
2002.....................         30           38,658        $530,179         29.2%
2003.....................         29           32,666        $472,704         26.0%
2004.....................         18           15,713        $245,559         13.5%
2005.....................          6            6,248         $84,898          4.7%
2006.....................         14           22,737        $356,768         19.6%
2007 (1).................          5            8,554        $126,219          7.0%

-----------------
(1) At December 31, 2001, there were no leases in effect with an expiration date after 2007.

     For 2001, the real estate taxes for the Sheridan Center buildings were $123,874, which is equal to 5.9% of the assessed value of the Sheridan Center buildings for real estate tax purposes as determined by the Denver County
Assessors Office. We are not able to estimate the possible impact of the renovations to Sheridan Center on future real estate taxes.

     Sheridan Plaza at Inverness. On April 1, 2001, we purchased 100% of the ownership interests of Sheridan Plaza at Inverness, LLC. The primary assets of this entity are two multi-tenant office buildings, together known as Sheridan
Plaza at Inverness, located in Englewood, Colorado, and related assets. These two office buildings consist of 118,720 square feet on approximately 6.7 acres of land with 405 total parking spaces, including 80 underground parking spaces.
Sheridan Plaza was constructed in 1998 and 1999.

     Sheridan Plaza is located within the Inverness Business Park just east of I-25 at County Line Road. We believe that the location of Sheridan Plaza near the southern end of the highway project described above under "--Sheridan
Center" could be an advantage in leasing during the highway construction period.
Sheridan Plaza is just off the first exit north of the planned construction activity and is easily accessible from all southeast and east metro Denver residential areas. We currently do not have any plans for major capital improvements for Sheridan Plaza. The property must compete with several mid-sized office buildings in the area, including buildings that lease to small to mid-sized tenants and including buildings owned by CarrAmerica and Mack Cali, but there is no dominant owner or building.

     Sheridan Plaza is leased to approximately 45 tenants at base rental rates ranging from $22.00 to $25.71 per rentable square foot. The average effective annual rent per square foot for the year ended December 31, 2001 was $23.45.
Lease terms range from approximately two to six years.

     The occupancy rate for Sheridan Plaza at December 31, 2001 was 100%, at
December 31, 2000 was 100% and at December 31, 1999 was 61%. Only one tenant, a local law firm, occupies 10% or more of the rentable space. This tenant occupies
12,136 rentable square feet under a direct lease through September 2005 and an additional 2,915 rentable square feet under a sublease through December 2004.
The tenant is responsible for its pro-rata share of operating expenses and the leases contain annual base rent escalation provisions.



     The following is a schedule of lease expirations for Sheridan Plaza for the next ten years:

                                                Total
                                           Area in Square    Annual
                              Number of        Feet of     Revenue of   Percentage of
                                Leases        Expiring      Expiring   Gross Rents on
                           That Will Expire    Leases        Leases    Expiring Leases
                           ----------------    ------        ------    ---------------
2002.....................          6           10,738       $259,621         9.3%
2003.....................          7           13,805       $334,490        12.0%
2004.....................         14           38,006       $902,737        32.3%
2005 (1).................         18           56,171      $1,294,964       46.4%

-------------------
(1) At December 31, 2001, there were no leases in effect with an expiration date after 2005.

     For 2001, the real estate taxes for Sheridan Plaza were $582,490, which is equal to 10.3% of the assessed value of Sheridan Plaza for real estate tax purposes as determined by the Douglas County Assessors Office.

     Arrowhead Fountains. On November 19, 2001 we acquired Arrowhead Fountains, located in Peoria, Arizona (metropolitan Phoenix). Arrowhead Fountains consists of one building containing 96,076 rentable square feet located on approximately
5 acres of land. Arrowhead Fountains was built in 1998 and is the only commercial office building in its area.

     Arrowhead Fountains is leased to approximately 20 tenants at base rental rates ranging from $20.00 to $23.50 per rentable square foot. The average effective annual rent per square foot for the year ended December 31, 2001 was $23.03. Lease terms range from approximately two to ten years.

     The occupancy rate for Arrowhead Fountains at December 31, 2001 was 90.3% and at December 31, 2000 was 90.0 %. Occupancy information for prior years, which are before we acquired the property, is not available.

     The following is a schedule of tenants who occupy 10% or more of the rentable space:

                                                                Base Rent ($/SF) at
Tenant       Business       Lease Expiration   Square Footage    December 31, 2001
------       --------       ----------------   --------------    -----------------
  A       Realty company    December 31, 2005      18,282             $20.00
  B     Insurance company    April 14, 2010        17,150             $20.25


     The following is a schedule of lease expirations for Arrowhead Fountains for the next ten years:

                                                 Total
                                             Area in Square    Annual    Percentage of
                                 Number of      Feet of      Revenue of   Gross Rents
                                  Leases        Expiring      Expiring    on Expiring
                             That Will Expire    Leases        Leases        Leases
                             ----------------    ------        ------        ------
2002.......................          3            5,163       $119,484        6.5%
2003.......................          3           12,968       $294,366       15.9%
2004.......................          7           12,475       $279,850       15.1%
2005.......................          4           25,052       $519,038       28.1%
2006.......................          2            5,167       $120,843        6.6%
2007.......................          -             -              -            -
2008.......................          -             -              -            -
2009.......................          1            7,951       $166,971        9.0%
2010.......................          1           17,150       $347,288       18.8%




     For 2001, the real estate taxes for Arrowhead Fountains were $152,892, which is equal to 13.6% of the assessed value of Arrowhead Fountains for real estate tax purposes as determined by the Maricopa County Assessors Office.

     Kellogg Building. On December 21, 2001 we acquired the Kellogg Building, located in Littleton, Colorado. The Kellogg Building consists of one building containing 112,732 rentable square feet located on approximately 5 acres of land. The Kellogg Building was built in 1983.

     The Kellogg Building is leased to approximately 35 tenants at base rental rates ranging from $19.22 to $24.00 per rentable square foot. The average effective annual rent per square foot for the year ended December 31, 2001 was $22.39. Lease terms range from approximately 3 to 6 years.

     The Kellogg Building also contains executive office suites. These suites account for 11,882 rentable square feet of the total square footage. These suites are leased to approximately 30 tenants at base rental rates ranging from $39.71 to $63.75 per rentable square foot. Lease terms range from 2 months to 2 years. Due to the short-term nature and high turnover of these leases, these were not included in the lease expiration table below.

     Executive office suite tenants are provided additional services other than the rental of real property. These additional services include a receptionist as well as other administrative services. In accordance with the Internal Revenue
Code, the revenue generated from these additional services is non-qualified REIT income. As a result, we have formed a taxable REIT subsidiary to capture this revenue, segregating this non-qualified REIT income from the qualified REIT income of the building.

     The occupancy rate for the Kellogg Building at December 31, 2001 was 90.4% and at December 31, 2000 was 94.0 %. Occupancy information for prior years, which are before we acquired the property, is not available. As of December 31, 2001, there were no tenants occupying 10% or more of the rentable space.

     The Kellogg Building competes with several office buildings in its area, including buildings that lease to small and mid-sized tenants, but there is no dominant owner or building.

     The following is a schedule of lease expirations for the Kellogg Building for the next ten years:

                                                Total
                                            Area in Square    Annual     Percentage of
                               Number of       Feet of      Revenue of    Gross Rents
                                Leases         Expiring      Expiring     on Expiring
                           That Will Expire     Leases        Leases         Leases
                           ----------------     ------        ------         ------
2002......................         4            8,599        $184,283         9.4%
2003......................         9            38,243       $817,313        41.7%
2004......................        15            26,037       $548,106        28.0%
2005......................         6            12,853       $281,670        14.4%
2006 (1)..................         2            5,715        $128,588         6.5%

---------------
(1) At December 31, 2001, there were no leases in effect with an expiration date after 2006.

                                       21

     For 2001, the real estate taxes for the Kellogg Building were $197,902, which is equal to 7.0% of the assessed value of the Kellogg Building for real estate tax purposes as determined by the Arapahoe County Assessors Office.

Depreciation

     The following table shows the federal tax basis at December 31, 2001 used to determine depreciation for federal income tax purposes on each of the aforementioned properties. For federal income tax purposes, depreciation is computed using the straight-line method over a useful life of 39 years, for a depreciation rate of 2.56% per year.

                                                              Federal Tax
                                                                 Basis
                                                             -------------
     Sheridan Center
          Denver, Colorado  ...............................  $  10,119,508
     Sheridan Plaza at Inverness
          Englewood, Colorado  ............................  $  20,296,868
     Arrowhead Fountains
          Peoria, Arizona  ................................  $  12,762,642
     Kellogg Building
          Littleton, Colorado  ............................  $  13,551,672

     For accounting purposes, depreciation is determined in accordance with generally accepted accounting principles, which use different bases for the properties and useful lives of 25 years (Sheridan Center) and 40 years (Sheridan Plaza at Inverness, Arrowhead Fountains and the Kellogg Building). See "Notes to Consolidated Financial Statements--Note 1--Summary of Significant Accounting Policies."

Other Leases

     State of Texas Office Building Leases. Thirteen of our office buildings are leased to various agencies of the State of Texas with primary lease periods ranging from approximately six months to eight years, subject to the right of the State to terminate these leases as discussed below. Most of the leases grant five multiple renewal option periods of three years to five years at the election of the tenant. Although each of the leases with the State of Texas includes a specific termination date, the State of Texas may terminate a lease at any time that the legislature of the State of Texas fails to appropriate funds necessary to pay required rents, or federally-funded programs housed in one of these office buildings are discontinued. Prior to terminating the lease, the State of Texas may assign another agency to fill or partially fill the rented space, and the lease would be adjusted accordingly. Despite this risk, we have no information that would lead us to believe that the State of Texas is considering any such terminations. If the State of Texas terminates or fails to renew a lease, it may be difficult to locate another tenant in a timely manner or on comparable or better terms, especially for certain buildings in smaller cities or remote locations. We were not the successful bidder in a recent request by the Texas Department of Human Services for a new lease on our Clint, Texas building, which provided for an annual gross rent of $125,676. Subsequent to year-end, we have begun negotiations with the Town of Clint for a long-term lease of the building. In addition, the lease on our Paris, Texas building, which provides for an annual gross rent of $208,376 expires on August 31, 2002 and we believe the State of Texas will not renew.

     Bank of America Building Lease. Approximately 63% of four office buildings in Texas are leased to the Bank of America on a long-term basis, with the primary leases expiring July 20, 2012. The leases with the Bank of America provide for automatic rent increases every three years at a predetermined rate. They also provide for multiple renewal option periods for the Bank of America. The other leases in these buildings are with smaller tenants and range from one year to five years in length.

Property Improvements

     We currently intend to spend up to $1 million for capital improvements, including tenant finish, on our properties during 2002. This amount is in addition to amounts that will be expended for routine maintenance and repairs. This amount is expected to be funded from working capital and additional borrowing.

Mortgages and Promissory Notes

     Substantially all of our properties are secured by mortgages. The following is a summary of our indebtedness, including mortgage debt:

                                                                        Outstanding
                                                                        Balance at
                                                                        December 31,
                 Description of Indebtedness                        2001           2000
                 ---------------------------                     -----------    -----------
Note payable to Transatlantic Capital Company, LLC. Fixed
     interest at 7.66%, due in monthly installments of
     $42,612 through July 1, 2028, with the principal
     balance and accrued interest due on August 1, 2028.
     This note may be prepaid on or after July 1, 2008
     without penalty and may be defeased after July 13, 2002
     by providing non-callable U.S. government obligations
     in an amount sufficient to meet all interest and
     principal payments due under the note. This note is
     secured by a mortgage on the State of Texas buildings. ...  $ 5,798,637    $ 5,868,255

Note payable to Jefferson Pilot. Fixed interest at 9.00%,
     due in monthly installments of $17,095 through May 1,
     2013. This note may be prepaid after March 31, 2003 but
     only if prepaid in full. A prepayment penalty is
     required, which declines by 1% per year from 6% in the
     first year prepayment is allowed down to 1%. This note
     is secured by a mortgage on four office buildings
     primarily leased to Bank of America. .....................    1,454,737      1,530,945

Note payable to Security Life of Denver Insurance Company.
     Fixed interest at 8.00%, due in monthly installments of
     $37,626 through May 1, 2022. The lender can call the
     outstanding balance due on June 1, 2007, June 1, 2012
     or June 1, 2017. This note may be prepaid in full with
     a prepayment penalty equal to the greater of 1% of the
     outstanding loan amount or the excess of the present
     value of the remaining principal and interest payments
     discounted at the interest rate of the closest U.S.
     Treasury obligation for the remaining term. This note
     is secured by a mortgage on the Keystone Office Park. ....    4,528,498      4,620,712




                                                                        Outstanding
                                                                        Balance at
                                                                        December 31,
                 Description of Indebtedness                        2001           2000
                 ---------------------------                     -----------    -----------

Note payable to Security Life of Denver Insurance Company.
     Fixed interest at 8.63%, due in monthly installments of
     $4,403 through May 1, 2022. The lender can call the
     outstanding balance due on June 1, 2007, June 1, 2012
     or June 1, 2017. This note may be prepaid in full with
     a prepayment penalty equal to the greater of 1% of the
     outstanding loan amount or the excess of the present
     value of the remaining principal and interest payments
     discounted at the interest rate of the closest U.S.
     Treasury obligation for the remaining term. This note
     is secured by a mortgage on the Keystone Office Park. ....      505,642        515,108

Note payable to US Bank National Association. Interest at
     LIBOR (subject to our election) plus 225 basis points
     is due monthly (4.89% and 9.06% at December 31, 2001
     and 2000, respectively), with the principal balance and
     any accrued interest due on August 31, 2003. The
     maturity date may be extended to August 31, 2004 if
     specified conditions are met. This note may be prepaid
     at any time without penalty upon the expiration of any
     applicable LIBOR borrowing period. This note is secured
     by a mortgage on Sheridan Center. ........................    9,469,799      7,342,522

Note payable to Teachers Insurance and Annuity Association
     of America. Fixed interest at 7.90%, due in monthly
     installments of $108,835 through January 10, 2006, with
     the outstanding principal balance and accrued interest
     due on July 10, 2006. The note may not be prepaid, but
     may be defeased after January 2003 by providing
     non-callable U.S. government obligations in an amount
     sufficient to meet all interest and principal payments
     due under the note. This note is secured by a mortgage
     on Sheridan Plaza at Inverness. ..........................   14,858,423           --

Note payable to Nationwide Life Insurance Company. Interest
     at 1-month LIBOR plus 190 basis points (3.76% at
     December 31, 2001), due in monthly installments, with
     the outstanding principal balance and accrued interest
     due on December 5, 2003. This note maybe prepaid on or
     before December 5, 2002 with a prepayment penalty equal
     to 0.5% of the outstanding loan amount. There is no
     prepayment penalty if the note is prepaid after
     December 5, 2002. This note is secured by a mortgage on
     Arrowhead Fountains. .....................................    9,300,000           --

Note payable to US Bank National Association. Interest at
     the bank's internal money market rate (subject to our
     election) plus 250 basis points (4.77% at December 31,
     2001), due in monthly installments with principal
     payments of $11,806, with the outstanding principal
     balance and accrued interest due on December 21, 2004.
     This note may be prepaid at any time with a prepayment
     penalty as determined by the loan agreement and the
     current interest rate contract. This note is secured by
     a mortgage on the Kellogg Building. ......................    9,488,194           --




                                                                        Outstanding
                                                                        Balance at
                                                                        December 31,
                 Description of Indebtedness                        2001           2000
                 ---------------------------                     -----------    -----------

Note payable to KeyBank National Association. Interest at
     LIBOR plus 250 basis points (4.31% and 8.90% at
     December 31, 2001 and 2000, respectively), due in
     monthly installments, with the outstanding principal
     balance and accrued interest due on June 1, 2003. This
     note may be prepaid at any time without penalty. This
     note is secured by a mortgage on Panorama Falls. .........    3,004,494      5,119,830

Note payable to Anchor Bank. Fixed interest at 7.75% due in
     monthly installments of $22,925 based on a 30-year
     amortization through June 1, 2008, at which time a
     balloon payment of $2,797,181 is due. This note is
     secured by a mortgage on the Giltedge building in
     Appleton, Wisconsin. .....................................         --        3,125,484
                                                                 -----------    -----------

Total..........................................................  $58,408,424    $28,122,856
                                                                 ===========    ===========


     As of December 31, 2001, we had a short-term revolving credit line from a bank in the amount of $300,000 and a $500,000 short-term unsecured line of credit with Sheridan Investments, LLC, a related party. At December 31, 2001, we had no outstanding balances on either of these lines of credit. On March 11, 2002, we increased our short-term unsecured line of credit with Sheridan Investments, LLC from $500,000 to $1,500,000.

Insurance

     We believe that each of our properties is adequately covered by insurance under a blanket policy.

Depreciation

     For a discussion of the treatment of the depreciation of the properties in the financial statements, see "Item 7. Financial Statements--Notes To Consolidated Financial Statements".

Competition

     The business of managing, leasing and operating office buildings is competitive and we compete for tenants with other office buildings, including buildings owned by larger companies with more financial and other resources available to them. This competition could limit our ability to lease our properties, increase or maintain rental rates, or secure attractive investment opportunities. We will need to compete for tenants based on rental rates, attractiveness and location of a property, and quality of maintenance and management services. We believe that our niche focus on multi-tenant office buildings with smaller average tenant sizes will improve our ability to compete. Competitive conditions relating specifically to Sheridan Center, Sheridan Plaza, Arrowhead Fountains and the Kellogg Building are described above under "Description of Specific Properties."

Employees

     As of December 31, 2001, we had no direct employees. At that date, Sheridan Realty Advisors had 31 employees who spent the majority of their time on our business, including five senior executives and 26 administrative, support, and property management personnel. As a result of our purchase of the administrative and property management and accounting services business of Sheridan Realty Advisors effective January 1, 2002, three of the senior executives and 22 of the other employees of Sheridan Realty Advisors became our direct employees and manage our day-to-day operations. The three senior executives who became our employees, William T. Atkins, our Chief Executive Officer, Charles K. Knight, our President, and D. Scott Ikenberry, our Chief Financial Officer, will also remain employees of Sheridan Realty Advisors and their 2002 salary obligations will be shared between us and Sheridan Realty Advisors such that we will pay their cash compensation and Sheridan Realty Advisors will accrue their deferred compensation as a liability of Sheridan Realty Advisors. Sheridan Realty Advisors retained six employees, consisting of two officers and four administrative personnel.

     The business of Sheridan Realty Advisors is currently limited to advising AmeriVest. Sheridan Realty Advisors is owned by our five executive officers who assist Sheridan Realty Advisors in connection with their continuing advisory duties. As AmeriVest increases its size and the number of properties it owns or controls, it is anticipated that the remaining employees working for Sheridan Realty Advisors will become employees of AmeriVest.

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

     We have obtained an environmental assessment of each of our properties. These environmental assessments have not revealed any environmental conditions that management believes will subject us to material liability. In addition, we have not been, nor do we have knowledge that any of the previous owners of the properties have been, notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of the properties. Although we have obtained environmental assessments of the properties, and although we are not aware of any notifications by any governmental authority of any material noncompliance, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. For a description of pending legal proceedings involving environmental issues, see "Legal Proceedings."

     After the acquisition of the Sheridan Center buildings, we embarked on an asbestos remediation program in accordance with applicable federal and state requirements, using licensed contractors to remove, wherever accessible or otherwise required, asbestos-containing materials in the buildings, including ceiling tiles, drywall joint compound, wood and metal fire doors, wall texture, mudded pipe elbows and valves, thermal systems insulation, floor tile and mastic and boiler insulation. Most of the remediation has been completed, except for one building, which is expected to be completed over the next few years as tenants vacate spaces, allowing access to the asbestos materials. Through December 31, 2001, we have incurred approximately $272,000 in asbestos remediation costs. We may spend an additional $380,000 over the next few years to remediate tenant spaces as they become vacant.

Policies and Objectives With Respect to Certain Activities

     The following is a discussion of our policies with respect to investment, financing and other activities. The policies with respect to these activities have been determined by our Board of Directors and, although our Board currently does not contemplate any changes to these policies, our Board may change these policies without a vote or other approval of stockholders.

Acquisition, Development and Investment Policies

     Our business and growth strategies are designed to maximize total return to stockholders over the medium- and long-term with a niche property type and geographic focus. Our current policies contemplate the possibility of:

     o direct ownership of real estate properties, including ownership through wholly-owned subsidiaries, focusing on office properties with average tenant sizes of between 2,000 and 4,000 square feet;
     o indirect participation in those types of properties through investments in corporations, business trusts, general partnerships, limited partnerships, joint ventures and other legal entities; and
     o development and acquisition of unimproved property or the acquisition and conversion of existing structures.

     At the present time, all of our existing and contemplated investments in real estate properties are held through direct ownership. Generally, we intend to hold our properties for the long term. However, we may sell properties when we believe the economic benefits, including the income tax consequences, warrant such action. Our long-term view is to focus on multi-tenant office buildings in select cities and dispose of non-core assets and property types when economically and operationally feasible.

     Although we have no formal policy as to the allocation of assets among our investments, we generally intend to limit investment in a single property to a maximum of 25% of our total assets. We expect to fund future development and acquisitions utilizing funds from additional indebtedness, future offerings of our securities, sale or exchange of existing properties, and retained cash flow. In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income, which does not include net capital gains. This requirement may impair our ability to use retained cash flow for future acquisitions.

Financing Policies

     We intend to make additional investments in properties and may incur indebtedness to make those investments or to meet the distribution requirements imposed by the REIT provisions of the Internal Revenue Code to the extent that cash flow from our operations, investments and working capital is insufficient. Additional indebtedness incurred by us may be secured by part or all of our real estate properties. Our Board of Directors has placed no limitations on the number or amount of secured indebtedness or mortgages that may be placed on any one of our properties.

     Secured indebtedness incurred by us may be in the form of purchase money obligations to the sellers of properties, or publicly or privately placed debt instruments or financing from banks, institutional investors or other lenders. This indebtedness may be recourse to all or any part of our assets, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by us may be used for, among other things, refinancing existing indebtedness, financing development and acquisition of properties, financing renovation or redevelopment of properties, the payment of dividends, and working capital.

     If our Board of Directors decides to raise additional equity capital, our Board has the authority, generally without stockholder approval and provided we have sufficient authorized shares, to issue additional common stock or preferred stock in any manner, and on such terms and for such consideration, as our Board deems appropriate, including in exchange for property. Existing stockholders have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a stockholder's investment in us.

ITEM 3. LEGAL PROCEEDINGS

     On June 14, 2001, a lawsuit was filed in the District Court, Hidalgo County, Texas against Innerarity Austin, Inc., a Nevada corporation, and our wholly-owned subsidiary, AmeriVest Properties Texas, Inc., by Laura Smith alleging that the defendants were negligent and breached various duties in allowing our Mission, Texas building to be contaminated with airborne contaminants while leasing the premises to the plaintiff's employer, the Texas Department of Human Services. Innerarity Austin, Inc. was the previous owner of the property. The plaintiff alleges that due to the acts and omissions of the defendants, she has suffered serious and some permanent injuries and severe physical and mental pain. The plaintiff seeks monetary and other relief, including exemplary damages, in excess of $50,000, and pre-judgment and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

     On February 11, 2002, a lawsuit was filed in the District Court, Hidalgo County, Texas against our AmeriVest Properties Texas, Inc. subsidiary and Woodhaven Management Corporation, our external property manager, by Irma and Yreneo Carranza alleging that the defendants were negligent in maintaining our Mission, Texas building while leasing the premises to the plaintiff's employer, the Texas Department of Human Services. The plaintiff alleges that due to the acts and omissions of the defendants, she has suffered serious and some permanent injuries and severe physical and mental pain, including loss of consortium. The plaintiff seeks monetary and other relief, including exemplary damages, and pre-judgment and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be just entitled.

     We have asserted a general denial of the material allegations in both lawsuits. These lawsuits, if adversely determined, could have a material adverse effect on our business and financial condition, and we cannot assure you that other lawsuits will not be filed. Our insurance company is defending us in these lawsuits. We previously hired consultants to examine the air quality in this building and replaced certain air conditioning units. Other actions designed to maintain proper air quality in the building have also been undertaken.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the American Stock Exchange under the symbol "AMV" since January 27, 2000. From our initial public offering in November 1996 until our listing on the American Stock Exchange, our common stock traded on the Nasdaq SmallCap Stock Market under the symbol "AMVP." The warrants issued in our initial public offering were traded on the Nasdaq SmallCap Stock Market under the symbol "AMVPW" until November 20, 2000 when they expired without being exercised.

     The table below presents the range of high and low sale prices for our common stock during each of the quarters indicated, as reported by the American Stock Exchange and Nasdaq SmallCap Stock Market and the cash dividends per share paid with respect to those quarters:

                                                 Common Stock
                                             --------------------     Dividend
             Quarter Ended                     High         Low       Per Share
             -------------                   -------      -------     ---------
March 31, 2000.........................      $ 4.750      $ 3.313      $ 0.120
June 30, 2000..........................        4.750        3.875        0.120
September 30, 2000.....................        5.125        4.250        0.125
December 31, 2000......................        4.875        4.250        0.125
March 31, 2001.........................        5.950        4.250        0.125
June 30, 2001..........................        6.200        4.850        0.125
September 30, 2001.....................        6.200        5.200        0.125
December 31, 2001......................        6.000        5.050        0.125


     On March 27, 2002, the closing sale price for our common stock was $6.10 per share, as reported by the American Stock Exchange. On March 11, 2002, there were approximately 2,098 stockholders of AmeriVest, consisting of 262 holders of record. The information concerning beneficial owners is based on information provided by brokers and depositories who hold shares in their names on behalf of others.

Dividend Policy

     Since our initial public offering in November 1996, we have paid a dividend each quarter. We intend to pay quarterly dividends in the future. Future dividends will be at the discretion of our Board of Directors and will depend on a number of factors, including our operating results and financial condition. We cannot assure you that any dividends will be paid or that the historical level of dividends will be maintained.

Recent Sales of Unregistered Securities

     During 2001, we issued shares of common stock and warrants to purchase common stock that were not registered under the Securities Act of 1933 in the following transactions:

     On June 7, 2001, we issued 100,211 shares of common stock to an affiliate of the property manager of our properties that are leased to various agencies of the State of Texas, an unrelated party, as consideration for improvements made to one of those properties. We may be required to issue additional shares on or after April 16, 2002 based on the actual net operating income of the property. For accounting purposes, the shares were valued at $557,175, or $5.56 per share. The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Section 3(b) of the Securities Act based on a representation to us from entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

     On June 13, 2001, we issued warrants to purchase 50,000 shares of common stock for $7.00 per share until June 13, 2005 to seven officers of a regional investment banking firm as compensation for investment banking services. These warrants were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act based on representations to us that each of such banking firm officers was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the warrants.

     On June 26, 2001, we issued 1,057,346 shares of common stock, $.001 par value, at a rate of $5.69 per share, as required for accounting purposes based on an average market price of the shares over a period of several days before and after the date of the announcement of the acquisition, to Sheridan Investments, LLC, an affiliate, as a portion of the purchase price for 100% of the ownership interests of Sheridan Plaza at Inverness, LLC, effective April 1, 2001. The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Rule 506 of Regulation D and
Section 4(2) of the Securities Act based on our belief that Sheridan Investments, LLC was an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

     During 2001, we issued 17,000 shares of our common stock upon exercise of stock options by a former director and a former employee. We issued 164,200 shares of our common stock upon exercise of warrants by participants of the 2000 offering. In addition, we issued 65,892 shares of our common stock upon exercise of warrants by Sheridan Realty Partners, L.P. The warrants were issued as part of the purchase price of the 9.639% preferred membership interest in Sheridan Investments, LLC in 2000. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act based on a representation to us by each of the former director and the former employee that such person was knowledgeable about our operations and financial condition at the time of receipt of the shares and was able to evaluate the risks and merits of receipt of the shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and comparison of the financial condition and results of operations of AmeriVest as of and for the years ended December 31, 2001 and 2000. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included in this prospectus.

Results of Operations

Comparison of the year ended December 31, 2001 with the year ended December 31, 2000:

                                                 Year Ended December 31,
                                                  2001             2000          Change
                                              ------------    ------------    ------------
Rental revenue                                $ 10,944,383    $  7,222,437    $  3,721,946
                                              ------------    ------------    ------------

Property operating expenses-
     Operating expenses                          2,643,448       1,946,633         696,815
     Real estate taxes                           1,132,819         668,224         464,595
     Management fees                               523,687         344,636         179,051
General and administrative expense                 677,845         517,019         160,826
Severance expense                                     --           255,442        (255,442)
Impairment of deferred rents receivable            326,113            --           326,113
Interest expense                                 3,181,697       2,167,869       1,013,828
Depreciation and amortization expense            2,244,435       1,205,795       1,038,640
                                              ------------    ------------    ------------
                                                10,730,044       7,105,618       3,624,426
                                              ------------    ------------    ------------

Other income-
Interest income                                    135,075          55,874          79,201
Equity in loss of unconsolidated affiliates        (17,366)        (52,808)         35,442
                                              ------------    ------------    ------------
                                                   117,709           3,066         114,643
                                              ------------    ------------    ------------

Income before gain on sales of real estate         332,048         119,885         212,163
                                              ------------    ------------    ------------

Gain on sales of real estate                     1,156,445       2,556,839      (1,400,394)
                                              ------------    ------------    ------------

Net Income                                    $  1,488,493    $  2,676,724    $ (1,188,231)
                                              ============    ============    ============

Rental Revenue

     The increase in rental revenue is due primarily to the inclusion of the operations of the Sheridan Center office complex which was acquired in August
2000 and Sheridan Plaza at Inverness, LLC, which was acquired in April 2001, offset by the exclusion of the operations of the four self-storage facilities which were sold in August 2000 and the Giltedge building which was sold in June
2001. The acquisition of Arrowhead Fountains in November 2001 and the Kellogg
Building in December 2001, offset by the sale of the 80% interest in Panorama
Falls in December 2001, also contributed to the net increase in rental revenue.
Rental revenue for 2001 also included approximately $285,000 attributable to increased property taxes at Sheridan Plaza at Inverness, which were passed through to the tenants in accordance with their leases.



Property Operating Expenses

     Operating expenses, real estate taxes and management fees increased as a result of the above-mentioned transactions. Operating expenses also increased in 2001 due to planned maintenance projects, increased utility costs and increased property taxes at Sheridan Plaza at Inverness.

General and Administrative Expense

     The increase in general and administrative expenses is due to the above-mentioned transactions as well as costs related to our continued growth.

Severance Expense

     The severance expense recognized in 2000 was in accordance with a separation agreement between us and a former officer.

Impairment of Deferred Rents Receivable

     During the second quarter of 2001, we recorded an impairment of deferred rents receivable from a significant tenant, Rhythms NetConnections, Inc., which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We reached an agreement with Rhythms to terminate its lease effective November 1, 2001. See the discussion in the "Liquidity and Capital Resources" section.

Interest Expense

     The increase in interest expense is due to the increase in debt outstanding at December 31, 2001 by approximately 108% from the prior year. The effect of the increase in debt level is partially offset by a decrease in interest rates, which results in lower interest costs on our floating rate debt.

Depreciation and Amortization Expense

     The increase in depreciation and amortization is due to the overall increase in depreciable assets due to the previously mentioned transactions and the continued redevelopment of Sheridan Center. The 2001 amount also includes the accelerated amortization of a lease commission related to the Rhythms lease that was recorded in the second quarter in the amount of $323,447.

Interest Income

     Interest income increased due to higher outstanding cash balances in 2001 resulting from our public offering of approximately 2.3 million shares of common stock.

Equity in Loss of Unconsolidated Affiliates

     The equity in losses of our unconsolidated affiliates recognized in 2001 represents our share of the net loss of Sheridan Investments, LLC (which owned
Sheridan Plaza at Inverness, LLC) and Panorama Falls. We acquired the original
9.639% interest in Sheridan Investments, LLC in September 2000. This interest was then used as partial consideration for the acquisition of 100% of Sheridan
Plaza at Inverness, LLC in April 2001. Our 20% interest in Panorama Falls as of
December 31, 2001, resulted from the sale of an 80% interest in December 2001.



Gain on Sales of Real Estate

     The gain recognized in 2001 was a result of the sales of the Giltedge building in the amount of $1,143,698 and the building in Odessa, Texas in the amount of $12,747. The gain recognized in 2000 resulted from the sale of the four self-storage facilities.

Comparison of year ended December 31, 2000 with year ended December 31, 1999:

                                                      Year Ended December 31,
                                                        2000           1999          Change
                                                    -----------    -----------    -----------

Rental revenue                                      $ 7,222,437    $ 5,976,757    $ 1,245,680
                                                    -----------    -----------    -----------

Property operating expenses-
     Operating expenses                               1,946,633      1,636,305        310,328
     Real estate taxes                                  668,224        596,790         71,434
     Management fees                                    344,636        124,111        220,525
General and administrative expense                      517,019        657,349       (140,330)
Severance expense                                       255,442           --          255,442
Interest expense                                      2,167,869      1,696,222        471,647
Depreciation and amortization expense                 1,205,795      1,033,450        172,345
                                                    -----------    -----------    -----------
                                                      7,105,618      5,744,227      1,361,391
                                                    -----------    -----------    -----------

Other income-
Interest income                                          55,874         15,506         40,368
Equity in loss of unconsolidated affiliate              (52,808)          --          (52,808)
                                                    -----------    -----------    -----------
                                                          3,066         15,506        (12,440)
                                                    -----------    -----------    -----------

Income (loss) before gain on sales of real estate       119,885        248,036       (128,151)
                                                    -----------    -----------    -----------

Gain on sales of real estate                          2,556,839        720,712      1,836,127
                                                    -----------    -----------    -----------

Net Income                                          $ 2,676,724    $   968,748    $ 1,707,976
                                                    ===========    ===========    ===========


Rental Revenue

     The increase in rental revenue is due primarily to the inclusion of the operations of the Keystone Office Park for a full year, together with the operations of Sheridan Center beginning September 1, 2000 and the operations of Panorama Falls beginning May 25, 2000, offset by the elimination of the operations of the Broadway property which was sold on December 13, 1999 and the four self-storage facilities which were sold on August 25, 2000.

Property Operating Expenses

     Operating expenses, real estate taxes and management fees increased as a result of the above-mentioned transactions. Management fees also increased due to the management agreement with Sheridan Realty Advisors, LLC in 2000 versus internal management in 1999.

General and Administrative Expense

     The decrease in general and administrative expenses decreased due to the management agreement with Sheridan Realty Advisors, LLC in 2000 versus internal management in 1999.

Severance Expense

     The severance expense recognized in 2000 was in accordance with a separation agreement between us and a former officer.

Interest Expense

     The increase in interest expense is due to the increase in debt outstanding.

Depreciation and Amortization Expense

     The increase in depreciation and amortization is due to the overall increase in depreciable assets due to the previously mentioned transactions.

Interest Income

     Interest income increased in 2000 primarily as a result of funds being held in escrow from the sale of the Broadway property for an IRS Section 1031 exchange and the investment of funds from the stock and warrants offering.

Equity in Loss of Unconsolidated Affiliate

     The equity in losses of our unconsolidated affiliate recognized in 2000 represents our share of the net loss of Sheridan Investments, LLC.

Gain on Sales of Real Estate

     The gains recognized in 2000 and 1999 were a result of the sales of the four self-storage facilities and industrial office and showroom building, respectively.

Liquidity and Capital Resources

Liquidity

     Net cash from operations for the twelve months ended December 31, 2001 was approximately $3.4 million and is the primary source of liquidity to fund distributions, debt service and capital expenditures. We also have available lines of credit to assist with such cash needs. In August 2001, we completed a public offering of common stock, which raised approximately $11.0 million net of commissions and expenses. The proceeds were used for the acquisitions of Arrowhead Fountains and the Kellogg Building, the payment of certain redevelopment costs at Sheridan Center and as working capital.

     Management believes that the cash flow from our properties, together with its existing lines of credit, will be sufficient to meet our working capital needs for this year and beyond.

     We desire to acquire additional properties. In order to do so, we will need to raise additional debt or equity capital. We also intend to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of cash available to pay dividends to stockholders.

Financing

     Mortgage loans are collateralized by substantially all properties. The following table details the scheduled maturities of mortgages as of December 31, 2001:

                 2002                              $    524,514
                 2003                                22,331,059
                 2004                                 9,654,927
                 2005                                   488,010
                 2006                                14,579,886
                 Thereafter                          10,830,028
                                                   ------------

                 Total                             $ 58,408,424
                                                   ============


     As of December 31, 2001, we had a short-term revolving credit line from a bank in the amount of $300,000 and a $500,000 short-term unsecured line of credit with Sheridan Investments, LLC, a related party. At December 31, 2001, we had no outstanding balances on either of these lines of credit. On March 11, 2002, we increased our short-term unsecured line of credit with Sheridan Investments, LLC from $500,000 to $1,500,000.

Rhythms

     On August 2, 2001, Rhythms NetConnections, Inc., the primary tenant in our Panorama Falls building in Englewood, Colorado, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Effective November 1, 2001, we agreed to terminate our lease with Rhythms and apply the security deposit from Rhythms in the amount of $335,000 against future lease payments. We also wrote off tenant leasing costs in the amount of $323,447 and deferred rents receivable in the amount of $326,113 during 2001. The rental revenue related to Rhythms was approximately $611,000 and $480,000 for the years ended December 31, 2001 and 2000, respectively, which is approximately 5.6% and 6.6% of our total rental revenue for the respective periods. In December 2001, we sold 80% of our interest in Panorama Falls to a related party.

Inflation

     Management believes that inflation should not have a material adverse effect on our operations. Our office leases require the tenants to pay increases in operating expenses should any inflationary pressures materialize.

New Accounting Principles

     In June 2001, the Financial Accounting Standards Board ("FASB") authorized the issuance of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", meaning that it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, Accounting Principles Board ("APB") Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.

     Under SFAS No. 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under SFAS No. 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. If we had adopted SFAS No. 142 at January 1, 2000, there would have been no effect on our financial statements. Our adoption of these statements will not have an impact on our financial statements, as we have not recorded any goodwill or intangible assets.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on our financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on our financial position and results of operations.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see notes to the consolidated financial statements included elsewhere herein.

Investment in Real Estate

     Real estate, property, and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

       Description                                    Estimated Useful Lives
       -----------                                    ----------------------
       Land                                               Not depreciated
       Buildings                                          20 to 40 years
       Equipment                                           5 to 7 years
       Tenant improvements and lease commissions           Term of lease


     Maintenance and repairs are expensed as incurred and improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation and/or amortization are removed from the accounts and the resulting gain or loss is reflected in operations in the period in which such sale or retirement occurs.

Revenue Recognition

     Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. We record rental revenue for the full term of each lease on a straight-line basis. Accordingly, we record a receivable from tenants from whom we expect to collect over the remaining lease term rather than currently, which is recorded as deferred rents receivable in the accompanying balance sheet. When we acquire a property, the term of the existing leases is considered to commence as of the acquisition date for the purposes of this calculation.

Sale of Properties

     We account for the sale of properties under the full accrual method. Gains or losses on sale are recognized only after closing takes place, title has transferred, an adequate down payment has been received by us and the collectibility of the note receivable from the buyer, if applicable, is reasonably assured.

ITEM 7. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

AmeriVest Properties Inc. and Subsidiaries

     Report of Independent Public Accountants ..........................     F-1

     Consolidated Balance Sheets as of December 31, 2001 and 2000.......     F-2

     Consolidated Statements of Operations for the
        years ended December 31, 2001 and 2000 .........................     F-3

     Consolidated Statements of Stockholders' Equity
        for the years ended December 31, 2001 and 2000 .................     F-4

     Consolidated Statements of Cash Flows for the years
        ended December 31, 2001 and 2000 ...............................   F-5-7

     Notes to Consolidated Financial Statements ........................  F-8-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To AmeriVest Properties Inc.:

We have audited the accompanying consolidated balance sheets of AMERIVEST PROPERTIES INC. (a Maryland corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERIVEST PROPERTIES INC. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                            /s/ Arthur Andersen LLP
                                            ------------------------
                                            Arthur Andersen LLP


Denver, Colorado
March 15, 2002


                           AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31, 2001 AND 2000

                                                                       2001            2000
                                                                   ------------    ------------
ASSETS
     Investment in real estate
        Land                                                       $ 14,137,891    $  8,761,566
        Buildings and improvements                                   67,433,077      32,210,274
        Furniture, fixtures and equipment                               237,442          68,793
        Tenant improvements                                           1,788,942         645,429
        Tenant leasing commissions                                      302,337         585,887
        Less accumulated depreciation and amortization               (3,058,662)     (3,349,569)
                                                                   ------------    ------------

                             Net Investment in Real Estate           80,841,027      38,922,380

     Cash and cash equivalents                                        1,119,355       1,046,976
     Restricted cash                                                    673,213         587,424
     Investment in unconsolidated affiliates                          1,243,298         584,640
     Due from related party                                           2,403,595            --
     Accounts receivable                                                495,950          52,328
     Deferred rents receivable                                          374,392         524,581
     Deferred financing costs, net of accumulated amortization
          of $118,751 and $75,818, respectively                         597,885         411,634
     Prepaid expenses, and other assets                                 272,569         233,834
                                                                   ------------    ------------

                                  Total Assets                     $ 88,021,284    $ 42,363,797
                                                                   ============    ============

LIABILITIES
     Mortgage loans and notes payable                              $ 58,408,424    $ 28,122,856
     Accounts payable and accrued expenses                              838,605         932,975
     Due to related party                                               494,531          92,491
     Accrued real estate taxes                                        1,564,341         747,647
     Prepaid rents and security deposits                                883,116         737,207
     Dividends payable                                                  835,282         372,118
                                                                   ------------    ------------

                               Total Liabilities                     63,024,299      31,005,294
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value
        Authorized - 5,000,000 shares
        Issued and outstanding - none                                      --              --
     Common stock, $.001 par value
        Authorized - 15,000,000 shares
        Issued and outstanding - 6,682,259 and 2,976,939 shares,
             respectively                                                 6,682           2,977
     Capital in excess of par value                                  31,132,650      11,879,099
     Distributions in excess of accumulated earnings                 (6,142,347)       (523,573)
                                                                   ------------    ------------

                           Total Stockholders' Equity                24,996,985      11,358,503
                                                                   ------------    ------------

                   Total Liabilities and Stockholders' Equity      $ 88,021,284    $ 42,363,797
                                                                   ============    ============


    The accompanying notes are an integral part of these consolidated financial statements.



                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                       2001            2000
                                                   ------------    ------------
REAL ESTATE OPERATING REVENUE
     Rental revenue
        Commercial properties                      $ 10,944,383    $  6,360,902
        Storage properties                                 --           861,535
                                                   ------------    ------------

                                                     10,944,383       7,222,437
                                                   ------------    ------------

REAL ESTATE OPERATING EXPENSES
     Property operating expenses
        Operating expenses                            2,643,448       1,946,633
        Real estate taxes                             1,132,819         668,224
        Management fees                                 523,687         344,636
     General and administrative expense                 677,845         517,019
     Severance expense                                     --           255,442
     Impairment of deferred rents receivable            326,113            --
     Interest expense                                 3,181,697       2,167,869
     Depreciation and amortization expense            2,244,435       1,205,795
                                                   ------------    ------------

                                                     10,730,044       7,105,618
                                                   ------------    ------------

OTHER INCOME
     Interest income                                    135,075          55,874
     Equity in loss of unconsolidated affiliates        (17,366)        (52,808)
                                                   ------------    ------------

                                                        117,709           3,066
                                                   ------------    ------------

INCOME BEFORE GAIN ON SALES OF REAL ESTATE              332,048         119,885
                                                   ------------    ------------

GAIN ON SALES OF REAL ESTATE                          1,156,445       2,556,839
                                                   ------------    ------------

NET INCOME                                         $  1,488,493    $  2,676,724
                                                   ============    ============

NET INCOME PER COMMON SHARE
     Basic                                         $       0.32    $       1.07
                                                   ============    ============

     Diluted                                       $       0.31    $       1.07
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING
     Basic                                            4,680,719       2,492,584
                                                   ============    ============

     Diluted                                          4,801,307       2,495,919
                                                   ============    ============


       The accompanying notes are an integral part of these consolidated financial statements.



                                AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                 Distributions
                                                             Common Stock           Capital in   in Excess of
                                                      --------------------------    Excess of    Accumulated
                                                        Shares          Amount      Par Value      Earnings
                                                      -----------    -----------   -----------   -----------

Balances, December 31, 1999                             2,228,850    $     2,229   $ 8,179,723   $(1,923,176)

Issuance of common stock-
   Public offering, net of offering costs                 600,000            600     2,930,541          --
   Acquisition of interest in affiliate                   131,784            132       658,786          --
   Acquisition of life insurance policy                    16,305             16        79,360          --
Issuance of incentive warrants                                                          19,946          --
Amortization of incentive warrants                                                      10,743
Dividends declared                                           --             --            --      (1,277,121)
Net income                                                   --             --            --       2,676,724
                                                      -----------    -----------   -----------   -----------

Balances, December 31, 2000                             2,976,939          2,977    11,879,099      (523,573)

Issuance of common stock-
   Public offering, net of offering costs               2,262,047          2,262    10,960,467          --
   Acquisition of property                              1,057,346          1,057     6,015,242          --
   Property improvements                                  100,211            100       557,075          --
   Warrants exercised                                     230,092            230     1,150,230          --
   Stock options exercised                                 17,000             17        73,616          --
   Dividend Re-Investment Plan ("DRIP")                    38,624             39       216,098          --
Issuance of incentive warrants                               --             --         262,405          --
Amortization of incentive warrants                           --             --          18,418          --
Dividends declared                                                                                (2,599,710)
Deemed dividend resulting from property acquisition          --             --            --      (4,507,557)
Net income                                                   --             --            --       1,488,493
                                                      -----------    -----------   -----------   -----------

Balances, December 31, 2001                             6,682,259    $     6,682   $31,132,650   $(6,142,347)
                                                      ===========    ===========   ===========   ===========


          The accompanying notes are an integral part of these consolidated financial statements.



                         AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                    2001            2000
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $  1,488,493    $  2,676,724
   Adjustments to reconcile net income to net cash from
      operating activities-
         Gain on sales of real estate                             (1,156,445)     (2,556,839)
         Depreciation and amortization expense                     2,244,435       1,205,795
         Amortization of deferred financing costs                    105,049          64,624
         Amortization of warrants                                     39,078          10,743
         Equity in loss of unconsolidated affiliates                  17,366          52,808
         Impairment of deferred rents receivable                     326,113            --
         Accrued interest added to mortgage payable                  123,894         422,052
         Changes in assets and liabilities-
            (Increase) decrease in accounts receivable              (326,102)          9,558
            Increase in deferred rents receivable                   (175,924)       (524,581)
            Decrease (increase) in prepaid expenses,
             restricted cash and other assets                        232,534        (215,639)
            Increase in accounts payable and accrued expenses        191,980         720,100
            Increase in other accrued liabilities                    317,115         574,571
                                                                ------------    ------------

   Net cash from operating activities                              3,427,586       2,439,916
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and improvements of real estate, net of cash
      acquired and debt assumed                                  (25,314,629)    (16,861,713)
   Net proceeds from the sales of real estate                        854,530       1,818,161
   Leasing commissions paid                                         (117,035)       (531,793)
   Distributions from unconsolidated affiliate                          --            60,000
   Release of escrow deposit                                            --           509,556
                                                                ------------    ------------

   Net cash from investing activities                            (24,577,134)    (15,005,789)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to mortgage loans and notes payable                  12,515,584      12,565,301
   Payments on mortgage loans and notes payable                   (1,358,268)     (1,023,165)
   Payment of deferred financing costs                              (201,806)       (146,299)
   Net proceeds from equity offering                              10,962,729       2,931,141
   Net proceeds from exercising of options and warrants            1,224,093            --
   Dividends paid                                                 (1,920,405)     (1,172,465)
                                                                ------------    ------------

   Net cash from financing activities                             21,221,927      13,154,513
                                                                ------------    ------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                   72,379         588,640

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       1,046,976         458,336
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $  1,119,355    $  1,046,976
                                                                ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                             F-5

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended December 31, 2001 and 2000, the Company made cash payments for interest on indebtedness of $2,932,659 and $2,127,231, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     On November 19, 2001, the Company completed the acquisition of the Arrowhead Fountains office building. The aggregate purchase price for Arrowhead Fountains was $12,750,000, which was paid by the assumption of the mortgage loan from Nationwide Life Insurance Company with a principal balance of $9,300,000 and the balance from a portion of the proceeds from the 2001 public offering.

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

     On June 1, 2001, the Company sold its Giltedge building for $3,650,000. From the cash at closing, $3,111,624 was used to repay the outstanding principal balance on the mortgage loan secured by the property.

     On April 1, 2001, the Company purchased from Sheridan Investments, LLC, an affiliate, 100% of the ownership interests of Sheridan Plaza at Inverness, LLC, an affiliate. For accounting purposes, the purchase price was $22,895,067, which consisted of:

     o $705,135 for the Company's 9.639% preferred membership interest in Sheridan Investments, LLC, the owner of all of the membership interests in Sheridan Plaza at Inverness LLC, which was transferred back to Sheridan Investments, LLC;
     o $6,474,329 paid with (1) 1,057,346 shares of common stock at a price of $5.69 per share (as required for accounting purposes, based on an average market price of the shares over a period of several days before and after the date of the announcement of the acquisition) and
          (2) the cash proceeds of $458,030 from the sale of the Giltedge building;
     o assumption of the mortgage in the principal amount of $14,954,425 secured by the property; and
     o    assumption of other liabilities in the amount of $761,178.

     Due to the related party nature of this transaction, accounting principles generally accepted in the United States require the Company to record this acquisition at its historical net book value. The difference between the purchase price and the historical net book value was $4,507,557 and has been recorded as a non-cash dividend.

     On September 29, 2000, the Company purchased a 9.639% preferred membership interest in Sheridan Investments, LLC. The aggregate purchase price for this investment consisted of $658,918, which the Company paid by issuing 65,892 units, with each unit consisting of two shares of common stock and one redeemable common stock purchase warrant.


       The accompanying notes are an integral part of these consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


     On December 6, 2001, the Company completed the sale of an 80% interest in the Panorama Falls building to a related party. Due to the Company's continued obligation on the mortgage loan on Panorama Falls, the Company has retained 100% of the outstanding principal loan balance on its balance sheet. The balance at December 31, 2001 was $3,004,494. As an offset, the Company has recorded a receivable for 80% of this amount, or $2,403,595, as due from related party with the remaining 20%, or $600,899, included in the investment in unconsolidated affiliate balance.








       The accompanying notes are an integral part of these consolidated financial statements.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

     AmeriVest Properties Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 25, 1993 and was reincorporated in the State of Maryland in 1999. Effective January 1, 1996, the Company commenced operating as a self-administered and self-managed real estate investment trust ("REIT"). The Company owns and operates, through its wholly owned subsidiaries, the following properties:

     Property                                                Location
     --------                                                --------
     Sheridan Plaza at Inverness                           Englewood, CO
     Sheridan Center                                        Denver, CO
     Kellogg Building                                      Littleton, CO
     Panorama Falls (a)                                    Englewood, CO
     Arrowhead Fountains                                    Peoria, AZ
     Keystone Office Park                                Indianapolis, IN
     Bank of America Buildings (b)                             Texas
     State of Texas Buildings (c)                              Texas

     (a) 20% of the property is owned by the Company, 80% of the property is owned by Freemark Abbey Panorama, LLC as a tenant in common with the Company.
     (b) These four buildings are leased approximately 63% to Bank of America. The buildings are located in Mineral Wells, Georgetown, Henderson and Clifton, Texas.
     (c) These thirteen buildings are leased primarily to various agencies of the State of Texas. The buildings are located in Arlington, Paris, Marshall, Amarillo, El Paso (2), Belleville, Mission, Clint, Lubbock, Temple, Hempstead and Columbus, Texas.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

INVESTMENT IN REAL ESTATE

     Real estate, property, and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

     Description                                 Estimated Useful Lives
     -----------                                 ----------------------
     Land                                           Not depreciated
     Buildings                                       20 to 40 years
     Equipment                                        5 to 7 years
     Tenant improvements and lease commissions       Term of lease

     Depreciation and amortization expense related to investment in real estate was $2,244,435 and $1,205,795 for the years ended December 31, 2001 and 2000, respectively.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

REVENUE RECOGNITION

     Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently, which is recorded as deferred rents receivable in the accompanying balance sheet. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The amounts included in rental revenue for the years ended December 31, 2001 and 2000 that are not currently due from tenants are $208,797 and $524,581, respectively.

SALE OF PROPERTIES

     The Company accounts for the sale of properties under the full accrual method. Gains or losses on sale are recognized only after closing takes place, title has transferred, an adequate down payment has been received by the Company and the collectibility of the receivable from the buyer, if applicable, is reasonably assured.

INCOME TAXES

     Effective January 1, 1996, the Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"), as amended. As a REIT, the Company generally would not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. As of December 31, 2001, the Company has satisfied the requirements as defined in the Code.

     Certain of the Company's subsidiaries are subject to certain state excise and franchise taxes. The provision for such state taxes has been reflected in general and administrative expense in the accompanying consolidated statements of operations and has not been separately stated due to its insignificance.

     For federal income tax purposes, the cash dividends paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Dividends declared for the year ended December 31, 2001 totaled $2,599,710 and are characterized as 46% ordinary income, 24% capital gain and 30% return of capital. Dividends declared for the year ended December 31, 2000 totaled $1,277,121, of which $905,003 were characterized as 100% return of capital. The remaining dividends of $372,118 ($.125 per share), which were declared in the fourth quarter and paid January 17, 2001, were treated as a 2001 dividend for federal income tax purposes.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

CONCENTRATIONS OF CREDIT RISK

     The Company leases office space to commercial businesses in Colorado, Indiana, Texas and Arizona. The Company also leases office space to State of Texas governmental agencies. The terms of the leases generally require basic rent payments at the beginning of each month. Credit risk associated with the lease agreements is limited to the amount of rents receivable from tenants less any related security deposits. Leases with the State of Texas governmental agencies may be canceled by the lessee should funding for the specific governmental agency on a complete agency basis be decreased or discontinued.

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company maintains cash accounts at three financial institutions. The Company periodically evaluates the credit worthiness of these financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. On occasion, cash on deposit may exceed federally insured amounts.

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

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESTRICTED CASH

     In accordance with the loan agreements for four of the Company's loans, the lenders require the Company to maintain reserves for real estate taxes, property insurance, capital improvements and/or tenant improvements.

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

NEW ACCOUNTING PRINCIPLES

     In June 2001, the Financial Accounting Standards Board ("FASB") authorized the issuance of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, APB Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.

     Under SFAS No. 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under SFAS No. 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Had the Company adopted SFAS No. 142 at January 1, 2000, there would have been no effect on the Company's financial statements. The Company's adoption of these statements will not have an impact on its financial statements, as it has not recorded any goodwill or intangible assets.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its financial position and results of operations.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 3 - STOCK OFFERINGS

     During July 2001, the Company offered 2,000,000 shares of common stock, with a 30-day option to the underwriter to purchase up to an additional 300,000 shares to cover over-allotments, at a price of $5.50 per share. On August 1, 2001, the Company received $10,230,000, net of the underwriting discounts and commissions, from the sale of the 2,000,000 shares. On August 24, 2001, the Company received an additional $1,340,370, net of the underwriting discounts and commissions, from the sale of 262,047 of the over-allotment shares. After payment of approximately $608,000 in additional offering expenses, the proceeds were used to acquire real estate properties, to repay debt, for capital improvements and to increase working capital.

     During March 2000, the Company offered units consisting of common stock and warrants. As modified in June 2000, the offering was for a maximum of 300,000 units offered at a price of $10.00 per unit. Each unit consisted of two shares of common stock and one redeemable common stock purchase warrant. The warrants are exercisable at $5.00 per share, expiring on July 10, 2005. The offering period was extended to August 31, 2000, whereupon it terminated after raising the maximum amount of $3,000,000. The amount of net proceeds allocated to the warrants was approximately $148,000. Proceeds from the sale of these units, after payment of expenses of $68,859, were used to acquire and improve real estate properties, to repay debt and to increase working capital.

NOTE 4 - ACQUISITIONS AND DISPOSITIONS

2001

Kellogg Building Acquisition
----------------------------
     On December 21, 2001, the Company completed the acquisition of the Kellogg Building. The Kellogg Building is located in Littleton, Colorado, contains 112,732 rentable square feet and is located on approximately 5 acres of land. The aggregate purchase price for the Kellogg Building was $13,550,000, which was paid with $9,500,000 from the proceeds of a loan from US Bank National Association and the balance from a portion of the proceeds from the 2001 public offering.

Panorama Falls Sale
-------------------
     On December 6, 2001, the Company completed the sale of an 80% interest in the Panorama Falls building to a related party. Panorama Falls consists of a three-story office building with 61,963 rentable square feet on approximately six acres located in Englewood, Colorado. The aggregate sales price for the interest in Panorama Falls was $4,880,000 payable as follows:

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     o $2,180,000 to KeyBank National Association to pay down a portion of the existing mortgage loan;
     o the assumption of 80% of the remaining existing mortgage loan in the amount of $2,395,732; and
     o    the remainder of $304,268 in cash, less closing costs.

     Due to the Company's continued obligation on the mortgage loan on Panorama Falls, the Company has retained 100% of the outstanding principal loan balance on its balance sheet. As an offset, the Company has recorded a receivable for 80% of this amount as due from related party with the remaining 20% included in the investment in unconsolidated affiliates balance.

Arrowhead Fountains Acquisition
-------------------------------
     On November 19, 2001, the Company completed the acquisition of the Arrowhead Fountains office building. Arrowhead Fountains is located in suburban Phoenix, Arizona, contains 96,076 rentable square feet and is located on approximately 5 acres of land. The aggregate purchase price for Arrowhead Fountains was $12,750,000, which was paid by the assumption of the mortgage loan from Nationwide Life Insurance Company with a principal balance of $9,300,000 and the balance from a portion of the proceeds from the 2001 public offering.

Odessa Sale
-----------
     In July 2001, the Company entered into a contract to sell its office building in Odessa, Texas for $132,500. The sale closed on October 23, 2001, resulting in a gain on sale of $12,747.

Giltedge Sale
-------------
     On June 1, 2001, the Company completed the sale of its Giltedge building in Appleton, Wisconsin for $3,650,000. The sale resulted in a gain on sale of $1,143,698. The cash proceeds from this transaction of $458,030 were used to complete a tax-deferred exchange for Sheridan Plaza at Inverness, LLC under
Section 1031 of the Code.

Sheridan Plaza at Inverness, LLC Acquisition
--------------------------------------------
     On April 1, 2001, the Company purchased from Sheridan Investments, LLC, an affiliate, 100% of the ownership interests of Sheridan Plaza at Inverness, LLC, an affiliate. Sheridan Plaza at Inverness, LLC owns two office buildings located in Englewood, Colorado consisting of 118,720 rentable square feet on approximately 6.7 acres of land with 405 total parking spaces, including 80 underground parking spaces. For accounting purposes, the purchase price was $22,895,067, which consisted of:

     o $705,135 for the Company's 9.639% preferred membership interest in Sheridan Investments, LLC, the owner of all of the membership interests in Sheridan Plaza at Inverness LLC, which was transferred back to Sheridan Investments, LLC;
     o $6,474,329 paid with (1) 1,057,346 shares of the Company's common stock, at a price of $5.69 per share (as required for accounting purposes, based on an average market price of the shares over a period of several days before and after the date of the announcement of the acquisition) and (2) the cash proceeds of $458,030 from the sale of the Giltedge building;
     o assumption of the mortgage in the principal amount of $14,954,425 secured by the property; and
     o    assumption of other liabilities in the amount of $761,178.

     The acquisition was structured as a tax-deferred exchange of the Giltedge building under Section 1031 of the Code.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Due to the related party nature of this transaction, this acquisition was recorded at historical net book value. The difference between the purchase price and the historical net book value was $4,507,557 and has been recorded as a non-cash dividend during 2001.

2000

Self-Storage Sale
-----------------
     On June 6, 2000, the Company entered into a contract to sell its four self-storage facilities in the metropolitan Denver, Colorado area for $8,400,000. This sale closed on August 25, 2000, resulting in a gain on sale of approximately $2,557,000. The net proceeds of approximately $1,818,000 were used to complete a 1031 Exchange for office building assets.

Sheridan Center Acquisition
---------------------------
     On June 2, 2000, the Company entered into a contract to purchase a three-building office complex, Sheridan Center, in southeast Denver, Colorado for $9,600,000. The buildings contain approximately 143,000 square feet and are located on approximately 3.74 acres of land. The transaction closed on August 31, 2000. Funds for closing included approximately $1,818,000 held in escrow and on deposit as part of the 1031 Exchange from the sale of the self-storage facilities, together with mortgage financing and a portion of the proceeds from the 2000 public offering.

Panorama Falls Acquisition
--------------------------

     On February 24, 2000, the Company entered into a contract to purchase for $5,900,000 a three-story office building, Panorama Falls, containing approximately 62,000 square feet on approximately six acres of land in southeast Denver, Colorado. The transaction closed on May 25, 2000. Funds for closing included approximately $514,000 being held in escrow and on deposit as part of the 1031 Exchange from the sale of the Broadway Property completed in December 1999, together with mortgage financing and short-term financing, which was partially repaid in August 2000 with proceeds from the 2000 public offering.

NOTE 5 - INVESTMENT IN UNCONSOLIDATED AFFILIATES

     In September 2000, the Company purchased a 9.639% preferred membership interest in Sheridan Investments, LLC, a related party. Sheridan Investments, LLC was the sole owner of Sheridan Plaza at Inverness, LLC, which owns two office buildings in Englewood, Colorado, containing 118,720 rentable square feet and located on approximately 6.7 acres of land. The aggregate purchase price for the preferred membership interest was $658,918, which the Company paid by issuing 65,892 units, with each unit consisting of two shares of common stock and one redeemable common stock purchase warrant. The interest was accounted for under the equity method of accounting and is included as an investment in unconsolidated affiliate in the accompanying consolidated balance sheet. This interest was transferred back to Sheridan Investments, LLC in April 2001 as partial consideration for the acquisition of Sheridan Plaza at Inverness, LLC.

     On December 6, 2001, the Company completed the sale of an 80% interest in the Panorama Falls building to a related party, retaining the remaining 20% interest. This interest is being accounted for under the equity method of accounting and is included as an investment in unconsolidated affiliate in the accompanying consolidated balance sheet.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - MORTGAGE LOANS AND NOTES PAYABLE

     Mortgages payable are collateralized by substantially all properties of the Company and require monthly principal and interest payments. Following is a summary of the Company's mortgages and notes payable at December 31, 2001:

                                                                            Outstanding
                                                                            Balance at
                                                                            December 31,
                 Description of Indebtedness                            2001          2000
                 ---------------------------                        ------------  ------------
Note payable to Transatlantic Capital Company, LLC. Fixed
     interest at 7.66%, due in monthly installments of
     $42,612 through July 1, 2028, with the principal
     balance and accrued interest due on August 1, 2028.
     This note may be prepaid on or after July 1, 2008
     without penalty and may be defeased after July 13, 2002
     by providing non-callable U.S. government obligations
     in an amount sufficient to meet all interest and
     principal payments due under the note. This note is
     secured by a mortgage on the State of Texas buildings. ....... $  5,798,637  $  5,868,255

Note payable to Jefferson Pilot. Fixed interest at 9.00%,
     due in monthly installments of $17,095 through May 1,
     2013. This note may be prepaid after March 31, 2003 but
     only if prepaid in full. A prepayment penalty is
     required, which declines by 1% per year from 6% in the
     first year prepayment is allowed down to 1%. This note
     is secured by a mortgage on four office buildings
     primarily leased to Bank of America. .........................    1,454,737     1,530,945

Note payable to Security Life of Denver Insurance Company.
     Fixed interest at 8.00%, due in monthly installments of
     $37,626 through May 1, 2022. The lender can call the
     outstanding balance due on June 1, 2007, June 1, 2012
     or June 1, 2017. This note may be prepaid in full with
     a prepayment penalty equal to the greater of 1% of the
     outstanding loan amount or the excess of the present
     value of the remaining principal and interest payments
     discounted at the interest rate of the closest U.S.
     Treasury obligation for the remaining term. This note
     is secured by a mortgage on the Keystone Office Park. ........    4,528,498     4,620,712

Note payable to Security Life of Denver Insurance Company.
     Fixed interest at 8.63%, due in monthly installments of
     $4,403 through May 1, 2022. The lender can call the
     outstanding balance due on June 1, 2007, June 1, 2012
     or June 1, 2017. This note may be prepaid in full with
     a prepayment penalty equal to the greater of 1% of the
     outstanding loan amount or the excess of the present
     value of the remaining principal and interest payments
     discounted at the interest rate of the closest U.S.
     Treasury obligation for the remaining term. This note
     is secured by a mortgage on the Keystone Office Park. ........      505,642       515,108




                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Outstanding
                                                                            Balance at
                                                                            December 31,
                 Description of Indebtedness                            2001          2000
                 ---------------------------                        ------------  ------------

Note payable to US Bank National Association. Interest at
     LIBOR (subject to our election) plus 225 basis points
     is due monthly (4.89% and 9.06% at December 31, 2001
     and 2000, respectively), with the principal balance and
     any accrued interest due on August 31, 2003. The
     maturity date may be extended to August 31, 2004 if
     specified conditions are met. This note may be prepaid
     at any time without penalty upon the expiration of any
     applicable LIBOR borrowing period. This note is secured
     by a mortgage on Sheridan Center. ............................    9,469,799     7,342,522

Note payable to Teachers Insurance and Annuity Association
     of America. Fixed interest at 7.90%, due in monthly
     installments of $108,835 through January 10, 2006, with
     the outstanding principal balance and accrued interest
     due on July 10, 2006. The note may not be prepaid, but
     may be defeased after January 2003 by providing
     non-callable U.S. government obligations in an amount
     sufficient to meet all interest and principal payments
     due under the note. This note is secured by a mortgage
     on Sheridan Plaza at Inverness. ..............................   14,858,423          --

Note payable to Nationwide Life Insurance Company. Interest
     at 1-month LIBOR plus 190 basis points (3.76% at
     December 31, 2001), due in monthly installments, with
     the outstanding principal balance and accrued interest
     due on December 5, 2003. This note maybe prepaid on or
     before December 5, 2002 with a prepayment penalty equal
     to 0.5% of the outstanding loan amount. There is no
     prepayment penalty if the note is prepaid after
     December 5, 2002. This note is secured by a mortgage on
     Arrowhead Fountains. .........................................    9,300,000          --

Note payable to US Bank National Association. Interest at
     the bank's internal money market rate (subject to our
     election) plus 250 basis points (4.77% at December 31,
     2001), due in monthly installments with principal
     payments of $11,806, with the outstanding principal
     balance and accrued interest due on December 21, 2004.
     This note may be prepaid at any time with a prepayment
     penalty as determined by the loan agreement and the
     current interest rate contract. This note is secured by
     a mortgage on the Kellogg Building. ..........................    9,488,194          --

Note payable to KeyBank National Association. Interest at
     LIBOR plus 250 basis points (4.31% and 8.90% at
     December 31, 2001 and 2000, respectively), due in
     monthly installments, with the outstanding principal
     balance and accrued interest due on June 1, 2003. This
     note may be prepaid at any time without penalty. This
     note is secured by a mortgage on Panorama Falls. .............    3,004,494     5,119,830




                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Outstanding
                                                                            Balance at
                                                                            December 31,
                 Description of Indebtedness                            2001          2000
                 ---------------------------                        ------------  ------------

Note payable to Anchor Bank. Fixed interest at 7.75% due in
     monthly installments of $22,925 based on a 30-year
     amortization through June 1, 2008, at which time a
     balloon payment of $2,797,181 is due. This note is
     secured by a mortgage on the Giltedge building in
     Appleton, Wisconsin. .. ......................................         --       3,125,484
                                                                    ------------  ------------

Total ............................................................. $ 58,408,424  $ 28,122,856
                                                                    ============  ============


     As of December 31, 2001, the scheduled maturities of mortgages are as follows:

                2002                             $    524,514
                2003                               22,331,059
                2004                                9,654,927
                2005                                  488,010
                2006                               14,579,886
                Thereafter                         10,830,028
                                                 ------------

                Total                            $ 58,408,424
                                                 ============


     As of December 31, 2001, the Company had a short-term revolving credit line from a bank in the amount of $300,000 and a $500,000 short-term unsecured line of credit with Sheridan Investments, LLC, a related party. At December 31, 2001, the Company had no outstanding balances on either of these lines of credit. On March 11, 2002, the Company increased its short-term unsecured line of credit with Sheridan Investments, LLC from $500,000 to $1,500,000.

     The Company is required by certain of its mortgage debt lenders to restrict funds to be used for the payment of insurance, real estate taxes and certain other expenditures. As of December 31, 2001 and 2000, these amounts totaled $673,213 and $587,424, respectively, and are classified as restricted cash on the accompanying consolidated balance sheets.

NOTE 7 - STOCK OPTION PLANS AND WARRANTS

STOCK OPTION PLANS

     Pursuant to the Company's 1995 and 1998 Stock Option Plans (collectively, the "Option Plans"), the Company may grant options to purchase an aggregate of 330,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Option Plans may be incentive options qualifying for beneficial tax treatment for the recipient, non-qualified options or non-qualified, non-discretionary options. Directors who are not employees of the Company ("Outside Directors") automatically receive options to purchase 12,000 shares pursuant to the Option Plans at the time of their election. None of these options are exercisable at the time of grant. One-third of these options become exercisable on December 31 of each of the first three years immediately following the date of grant. The exercise price for options granted to Outside Directors is the fair market value of the common stock on the date of grant, and all options granted to Outside Directors expire five years from the date of grant. On the date that all of an Outside Director's options become exercisable, options to purchase an additional 12,000 shares, none of which are exercisable at that time, shall be granted to that Outside Director.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The status of outstanding options granted pursuant to the Company's Option Plans was as follows:

                                                Weighted
                                                Average   Weighted
                                     Number of  Exercise  Average     Exercise
                                      Shares     Price   Fair Value    Price
                                      ------     -----   ----------    -----
Options Outstanding -
     December 31, 1999               172,000     $4.66              $3.97 - 5.00
             (122,000 exercisable)
Granted at fair value                 24,000     $4.44      $.47    $4.13 - 4.75
Granted above fair value              10,000     $5.00      $.44       $5.00
Forfeited                             (3,000)    $4.19              $4.00 - 4.38
                                     -------
Options Outstanding -                            $4.65
     December 31, 2000               203,000                        $3.97 - 5.00
                                     =======
             (173,750 exercisable)
Granted at fair value                 48,000     $4.99      $.52    $4.75 - 5.70
Exercised                            (17,000)    $4.33              $3.97 - 4.44
Forfeited                            (20,000)    $4.70              $3.97 - 5.00
                                     -------
Options Outstanding -
     December 31, 2001               214,000     $4.74              $3.97 - 5.70
                                     =======
             (164,000 exercisable)

     The weighted average remaining contractual life of options outstanding at December 31, 2001 was approximately 3 years.

     At December 31, 2001, the number of options exercisable was 164,000, the weighted average exercise price of these options was $4.70, the weighted average remaining contractual life of the options was approximately 3 years and the range of exercise prices was $3.97 to $5.70 per share.

     At December 31, 2001 and 2000, options to purchase 99,000 shares and 127,000 shares, respectively, were available to be granted pursuant to the Company's Option Plans.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 2001 and 2000 would have been changed to the pro forma amounts indicated below:

                                                                      2001            2000
                                                                      ----            ----
     Net income applicable to common stockholders - as
        reported                                                   $1,488,493      $2,676,724
                                                                   ==========      ==========
     Net income applicable to common stockholders - pro forma      $1,470,239      $2,651,953
                                                                   ==========      ==========
     Basic net income per share - as reported                      $     0.32      $     1.07
                                                                   ==========      ==========
     Diluted net income per share - as reported                    $     0.31      $     1.07
                                                                   ==========      ==========
     Basic net income per share - pro forma                        $     0.31      $     1.06
                                                                   ==========      ==========
     Diluted net income per share - pro forma                      $     0.31      $     1.06
                                                                   ==========      ==========

                                      F-18

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 7.4% to 11.3%, expected volatility of 25% to 30%, discount rate of 4.55% to 6.36%, and expected lives of 5 years.

WARRANTS

     At December 31, 2001 the status of exercisable warrants is as follows:

       Issue Date     Shares Exercisable     Exercise Price    Expiration Date
       ----------     ------------------     --------------    ---------------
       July 2000           135,800               $5.00            July 2005
       June 2001            50,000               $7.00            July 2005

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The following table summarizes future minimum base rent to be received under noncancelable tenant leases for the Company's commercial properties expiring each year, as of December 31, 2001:

                     2002                         $ 12,074,026
                     2003                           10,164,412
                     2004                            7,893,473
                     2005                            5,093,266
                     2006                            2,847,496
                     Thereafter                      9,211,091
                                                  ------------

                     Total                        $ 47,283,764
                                                  ============


     Some leases also provide for additional rent based on increases in operating expenses. These increases are generally payable annually in the succeeding year. As of December 31, 2001, the Company had a receivable of $284,536 attributable to increased property taxes at Sheridan Plaza at Inverness, which has been passed through to the tenants in accordance with their leases.

     For the year ended December 31, 2001, there were no tenants who accounted for greater than 10% of revenues. For the year ended December 31, 2000, one tenant, a financial institution, accounted for approximately 11% of the revenues.

     From time to time, the Company and/or its subsidiaries may become involved in litigation relating to claims arising out of its operations in the normal course of business. The following is a discussion of outstanding legal claims against the Company and by the Company:

     On June 14, 2001, a lawsuit was filed in the District Court, Hidalgo County, Texas against Innerarity Austin, Inc., a Nevada corporation, and the Company's wholly-owned subsidiary, AmeriVest Properties Texas, Inc., by Laura Smith alleging that the defendants were negligent and breached various duties in allowing the Company's Mission, Texas building to be contaminated with airborne contaminants while leasing the premises to the plaintiff's employer, the Texas Department of Human Services. Innerarity Austin, Inc. was the previous owner of the property. The plaintiff alleges that due to the acts and omissions of the defendants, she has suffered serious and some permanent injuries and severe physical and mental pain. The plaintiff seeks monetary and other relief, including exemplary damages, in excess of $50,000, and pre-judgment and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On February 11, 2002, a lawsuit was filed in the District Court, Hidalgo County, Texas against the Company's wholly-owned subsidiary, AmeriVest Properties Texas, Inc., and Woodhaven Management Corporation, the Company's external property manager, by Irma and Yreneo Carranza alleging that the defendants were negligent in maintaining our Mission, Texas building while leasing the premises to the plaintiff's employer, the Texas Department of Human Services. The plaintiff alleges that due to the acts and omissions of the defendants, she has suffered serious and some permanent injuries and severe physical and mental pain, including loss of consortium. The plaintiff seeks monetary and other relief, including exemplary damages, and pre-judgment and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

     We have asserted a general denial of the material allegations in both lawsuits. These lawsuits, if adversely determined, could have a material adverse effect on the Company's business and financial condition; there is no assurance that other lawsuits will not be filed. The Company's insurance company is defending the Company in these lawsuits. The Company previously hired consultants to examine the air quality in this building and replaced certain air conditioning units. Other actions designed to maintain proper air quality in the building have also been undertaken.

NOTE 9 - RELATED PARTY TRANSACTIONS

     Effective January 1, 2000 through December 31, 2001, all of the Company's properties were managed under a Property Management and Advisory Agreement (as amended on March 12, 2001, the "Agreement") with Sheridan Realty Advisors, LLC ("SRA"), which also manages day-to-day operations of the Company and assists and advises the Board of Directors on real estate acquisitions and investment opportunities. Certain senior members of SRA are members of the Company's management team and of the Company's Board of Directors. In accordance with the Agreement, SRA received an administrative fee, a property management and accounting fee, an advisory fee and a capital project fee for these services. The property management fee is calculated as 5% of gross collected rents, the advisory fee is calculated as 5% of capital deployed for real property acquisitions and the capital project fee is calculated as 3% of the total cost of capital projects in excess of $100,000. The following is a detail of the fees for the years ended December 31, 2001 and 2000:

                                                       2001          2000
                                                       ----          ----
     Administrative fee                            $  199,080    $  189,600
     Property management and accounting fee           408,319       244,022
     Advisory fee                                     898,005       141,180
     Capital project fee                              188,259          --
                                                   ----------    ----------
     Total                                         $1,693,663    $  574,802
                                                   ==========    ==========


     As of December 31, 2001 and 2000, the Company had a payable due to SRA of $494,531 and $92,491, respectively, which consisted of unpaid fees and unreimbursed payroll costs.

     In addition, SRA received incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of common stock at $5.00 per share. Issuance of the warrants was approved by the shareholders at the annual meeting on June 6, 2000. According to the Agreement, 225,000 of these warrants were granted and vested on the approval date. These vested warrants have an estimated fair value of $73,668, which is being amortized over the life of the Agreement. The remaining 525,000 warrants vest in an amount equal to 2.1% of capital deployed for real property acquisitions. As of December 31, 2001, 436,457 of the remaining 525,000 warrants vested and have an estimated fair value of $261,691, which has been capitalized with the related acquisition costs on the accompanying consolidated balance sheet.

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Agreement was further amended and restated as of December 31, 2001 to provide for the Company's acquisition of SRA's administrative and property management and accounting services, along with elimination of those related fees, effective January 1, 2002.

     As of December 31, 2001, the Company had a $500,000 short-term unsecured line of credit with Sheridan Investments, LLC, a related party. At December 31, 2001, the Company did not have an outstanding balance on this line of credit.

NOTE 10 - COMPREHENSIVE INCOME

     There are no adjustments necessary to net income as presented in the accompanying consolidated statements of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

NOTE 11 - NET INCOME PER SHARE

     The following represents a reconciliation from basic income per share to diluted income per share:

                                                           2001          2000
                                                           ----          ----
Determination of shares-
    Weighted average common shares outstanding           4,680,719     2,492,584
    Assumed conversion of stock options and warrants
      using the treasury stock method                      120,588         3,335
                                                         ---------     ---------
    Diluted shares outstanding                           4,801,307     2,495,919
                                                         =========     =========

Basic net income per common share                        $    0.32     $    1.07
                                                         =========     =========
Diluted net income per common share                      $    0.31     $    1.07
                                                         =========     =========


NOTE 12 - SEGMENT REPORTING

     SFAS No. 131 requires a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     The Company has reportable segments organized by the region in which they operate as follows: Wisconsin, Indiana, Texas, Colorado and Arizona.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from real estate from the combined properties in each segment.

                                            AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         Wisconsin/
                                         Arizona (a)     Indiana          Texas         Colorado        Corporate     Consolidated
                                        ------------   ------------    ------------   ------------    ------------    ------------
2001
Real estate operating revenue           $    557,665   $  1,586,522    $  2,946,176   $  5,854,005    $         15    $ 10,944,383
Real estate operating expenses               220,152        675,323       1,420,425      1,965,636          18,418       4,299,954
                                        ------------   ------------    ------------   ------------    ------------    ------------

Net operating income (loss)                  337,513        911,199       1,525,751      3,888,369         (18,403)      6,644,429

Percent of consolidated net
   operating income (loss)                       5.1%          13.7%           23.0%          58.5%           (0.3%)         100.0%

Adjustments to arrive at net income-
Interest expense                             158,680        409,602         589,299      2,011,803          12,313       3,181,697
Depreciation and amortization expense        107,206        287,272         458,665      1,376,139          15,153       2,244,435
Interest income                                  218           --            18,104          7,494         109,259         135,075
Equity in loss of unconsolidated
   affiliates                                   --             --              --          (17,366)           --           (17,366)
Gain on sales of real estate               1,143,698           --            12,747           --              --         1,156,445
General and administrative expense             3,055         61,366           6,063         37,148         570,213         677,845
Impairment of deferred rents
   receivable                                   --             --              --          326,113            --           326,113
                                        ------------   ------------    ------------   ------------    ------------    ------------

Total adjustments to arrive at net
   income-                                   874,975       (758,240)     (1,023,176)    (3,761,075)       (488,420)     (5,155,936)

Net income (loss)                       $  1,212,488   $    152,959    $    502,575   $    127,294    $   (506,823)   $  1,488,493
                                        ============   ============    ============   ============    ============    ============

Net investment in real estate           $ 13,012,727   $  8,269,368    $ 12,081,540   $ 47,439,477    $     37,915    $ 80,841,027
                                        ============   ============    ============   ============    ============    ============

Additions to real estate investments    $ 13,045,491   $    329,581    $    996,747   $ 38,235,663    $     13,461    $ 52,620,943
                                        ============   ============    ============   ============    ============    ============

Total assets                            $ 13,186,546   $  8,369,028    $ 12,811,293   $ 52,231,935    $  1,422,482    $ 88,021,284
                                        ============   ============    ============   ============    ============    ============

2000
Real estate operating revenue           $    842,855    $  1,519,941    $  2,779,775   $  2,079,866    $       --      $  7,222,437
Real estate operating expenses               369,176         608,767       1,340,884        629,923          10,743       2,959,493
                                        ------------    ------------    ------------   ------------    ------------    ------------

Net operating income (loss)                  473,679         911,174       1,438,891      1,449,943         (10,743)      4,262,944

Percent of consolidated net
   operating income (loss)                      11.1%           21.4%           33.8%          34.0%           (0.3%)         100.0%

Adjustments to arrive at net income-
Interest expense                             252,649         417,929         610,379        880,962           5,950       2,167,869
Depreciation and amortization expense        138,909         208,384         407,066        439,834          11,602       1,205,795
Interest income                                 --              --            14,389         13,739          27,746          55,874
Equity in loss of unconsolidated
   affiliates                                   --              --              --          (52,808)           --           (52,808)
Gain on sales of real estate                    --              --              --        2,556,839            --         2,556,839
General and administration expense             3,664         19,225           6,780          62,849         424,501         517,019
Severence expense                               --              --              --             --           255,442         255,442
                                        ------------    ------------    ------------   ------------    ------------    ------------

Total adjustments to arrive at net
   income-                                  (395,222)       (645,538)     (1,009,836)     1,134,125        (669,749)     (1,586,220)

Net income (loss)                       $     78,457    $    265,636    $    429,055   $  2,584,068    $   (680,492)   $  2,676,724
                                        ============    ============    ============   ============    ============    ============

Net investment in real estate           $  2,404,957    $  8,227,058    $ 11,649,246   $ 16,601,509    $     39,610    $ 38,922,380
                                        ============    ============    ============   ============    ============    ============

Additions to real estate investments    $     51,528    $    465,497    $     50,744   $  6,954,495    $      5,695    $  7,527,959
                                        ============    ============    ============   ============    ============    ============

Total Assets                            $  2,483,493    $  8,321,881    $ 12,438,843   $ 17,763,388    $  1,356,192    $ 42,363,797
                                        ============    ============    ============   ============    ============    ============

(a) The Giltedge building in Appleton, Wisconsin was sold on June 1, 2001 and the Arrowhead Fountains building in Peoria, Arizona was purchased on November 19, 2001.

                                                                     F-22

                   AMERIVEST PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - SUBSEQUENT EVENTS

     Effective January 1, 2002, the Company became a self-administered REIT. Twenty-six of SRA's 31 employees, including three of the Company's senior executives, became employees of the Company and manage the day-to-day operations. The three senior executives will also remain employees of SRA. SRA will continue to advise the Company with respect to capital markets activity, real estate acquisitions and dispositions and major capital projects. For these services, SRA will continue to earn an advisory and capital project fee under the amended and restated Agreement.

     Effective January 1, 2002, the Company adopted a 401(k) savings and retirement plan. Under this plan, eligible employees may elect to contribute up to 15% of their gross wages or the maximum amount permitted by the Internal Revenue Service. In addition, the Company will match employees' contributions of up to 5% with common stock.

     On March 11, 2002, the Company increased its short-term unsecured line of credit with Sheridan Investments, LLC from $500,000 to $1,500,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information required by Item 9 is incorporated by reference to the description under the section entitled "Directors and Executive Officers" of our definitive proxy statement for the 2002 annual meeting of our stockholders.

ITEM 10. EXECUTIVE COMPENSATION

     Information required by Item 10 is incorporated by reference to the description under the section entitled "Executive Compensation" of our definitive proxy statement for the 2002 annual meeting of our stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 11 is incorporated by reference to the description under the section entitled "Beneficial Owners of Securities" of our definitive proxy statement for the 2002 annual meeting of our stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 12 is incorporated by reference to the description under the section entitled "Transactions Between AmeriVest and Related Parties" of our definitive proxy statement for the 2002 annual meeting of our stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     ---------

     See Index to Exhibits.

(b)  Reports On Form 8-K.
     --------------------

     During the fourth quarter of our fiscal year ended December 31, 2001, we filed the following Current Reports on Form 8-K:

     1.   Current Report on Form 8-K dated November 19, 2001 (filed November 21,
          2001). This Current Report included disclosures under "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits." The financial statements were included in an amendment to this Current Report, described below.

     2.   Current Report on Form 8-K dated December 6, 2001 (filed December 21,
          2001). This Current Report included disclosures under "Item 2. Acquisition or Disposition of Assets," "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits." The financial statements included were a Pro Forma Consolidated Balance Sheet as of September 30, 2001 (Unaudited) and Pro Forma Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2001 and the year ended December 31, 2000, and accompanying notes.

     Subsequent to December 31, 2001, but prior to filing this Annual Report on Form 10-KSB, we filed the following Current Reports on Form 8-K:

     1.   Current Report on Form 8-K dated December 21, 2001 (filed January 4,
          2002). This Current Report included disclosures under "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits."

     2.   Current Report on Form 8-K dated January 23, 2002 (filed January 23,
          2002). This Current Report included disclosures under "Item 7. Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure."

     3. Current Report on Form 8-K/A-1 dated November 19, 2001 (filed January 23, 2002). This Current Report consisted of an amendment to the Current Report on Form 8-K dated November 19, 2001 filed on November 21, 2001 and included disclosures under "Item 7. Financial Statements and Exhibits." The financial statements included were a Report of Independent Public Accountants; Statements of Revenue and Certain Expenses for the nine months ended September 30, 2001 (Unaudited) and for the year ended December 31, 2000; Notes to Statements of Revenue and Certain Expenses; a Pro Forma Consolidated Balance Sheet as of September 30, 2001 (Unaudited); Pro Forma Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2001 and for the year ended December 31, 2000; Notes to Pro Forma Consolidated Financial Statements (Unaudited); a Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations for the Year ended December 31, 2000 (Unaudited); and a Note to Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations.

     4. Current Report on Form 8-K/A-1 dated December 21, 2001 (filed February 28, 2002). This Current Report consisted of an amendment to the Current Report on Form 8-K dated December 21, 2001 and filed January 4, 2002 and included disclosures under "Item 7. Financial Statements and Exhibits." The financial statements included were a Report of Independent Public Accountants; Statements of Revenue and Certain Expenses for the nine months ended September 30, 2001 (Unaudited) and for the year ended December 31, 2000; Notes to Statements of Revenue and Certain Expenses; a Pro Forma Consolidated Balance Sheet as of September 30, 2001 (Unaudited); Pro Forma Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2001 and for the year ended December 31, 2000; Notes to Pro Forma Consolidated Financial Statements (Unaudited); a Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations for the Year ended December 31, 2000 (Unaudited); and a Note to Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERIVEST PROPERTIES INC.


Date:  April 1, 2002                  By: /s/ William T. Atkins
                                      ------------------------------------------
                                      William T. Atkins, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                            Date
       ---------                      -----                            ----

/s/ William T. Atkins         Chief Executive Officer              April 1, 2002
--------------------------    (Principal Executive Officer)
William T. Atkins             and Chairman of the Board

/s/ Charles K. Knight         President and Director               April 1, 2002
--------------------------
Charles K. Knight

/s/ D. Scott Ikenberry        Chief Financial Officer              April 1, 2002
--------------------------    (Principal Financial Officer and
D. Scott Ikenberry            Principal Accounting Officer)

/s/ James F. Etter            Director                             April 1, 2002
--------------------------
James F. Etter

/s/ Harry P. Gelles           Director                             April 1, 2002
--------------------------
Harry P. Gelles

/s/ Robert W. Holman, Jr.     Director                             April 1, 2002
--------------------------
Robert W. Holman, Jr.

/s/ John A. Labate            Director                             April 1, 2002
--------------------------
John A. Labate

/s/ Robert J. McFann          Director                             April 1, 2002
--------------------------
Robert J. McFann

                                  EXHIBIT INDEX

Number      Description
------      -----------

2 Form of Agreement and Plan of Merger of AmeriVest and AMVP Inc. (to reincorporate in Maryland) (1)

3.1A        Articles of Incorporation (2)

3.1B        Articles of Amendment to the Articles of Incorporation filed July 6,
            1999

3.2         Bylaws as amended and restated on December 18, 2000 (3)

4.1         Specimen Common Stock Certificate (4)

10.1        1995 Stock Option Plan (5)

10.2        1998 Stock Option Plan (6)

10.3        Dividend Reinvestment Plan (7)

10.4 Form of Employment Agreement effective as of January 1, 1998 between AveriVest and James F. Etter (8)

10.5        Purchase and Sale Agreement between Sheridan Realty Partners, L.P.
            and AmeriVest Properties Inc. dated April 26, 1999 (Keystone Office
            Park) (9)

10.6 Severance Protection Agreement dated January 1, 2000 between AmeriVest and James F. Etter (10)

10.7 Agreement of Sale dated February 24, 2000 between AmeriVest Broadway Properties Inc. and Jones Panorama Property, Inc. (Panorama Falls)
            (11)

10.8 Separation and Release dated September 29, 2000 between AmeriVest and James F. Etter (12)

Number      Description
------      -----------

10.9 Purchase and Sale Agreement between Sheridan Realty Partners, L.P., AmeriVest Inverness Inc. and Sheridan Investments, LLC, dated July 1, 2000 (Interest in Sheridan Investments) (13)

10.10A Agreement for Purchase and Sale among WCD Associates LLC, EBD Associates LLC and Sheridan Investments, LLC dated June 2, 2000 (Sheridan Center) (14)

10.10B First Amendment to Agreement for Purchase and Sale among WCD Associates, LLC, EBD Associates, LLC and Sheridan Investments, LLC dated July 19, 2000 (Sheridan Center) (15)

10.11A Advisory Agreement with Sheridan Realty Advisors, LLC dated January 1, 2000 (16)

10.11B Amended and Restated Advisory Agreement with Sheridan Realty Advisors, LLC dated March 12, 2001 (17)

10.11C Second Amended and Restated Advisory Agreement between AmeriVest Properties Inc. and Sheridan Realty Advisors, LLC

10.12A Purchase and Sale Agreement among Sheridan Investments, LLC, Sheridan Plaza at Inverness, LLC, AmeriVest Properties Inc. and AmeriVest Inverness Inc., dated April 30, 2001 (Sheridan Plaza at Inverness) (18)

10.12B Amendment Number 1 to the Purchase and Sale Agreement among Sheridan Investments, LLC, Sheridan Plaza at Inverness, LLC, AmeriVest Properties Inc. and AmeriVest Inverness Inc. dated May 16, 2001 (Sheridan Plaza at Inverness) (19)

10.13A Revolving Line of Credit Agreement dated June 13, 2001 between AmeriVest Properties Inc. and Sheridan Investments, LLC (20)

10.13B Amended Revolving Line of Credit Agreement dated March 11, 2002 between AmeriVest Properties Inc. and Sheridan Investments, LLC

10.14       Arrowhead Fountains Purchase Agreement dated November 19, 2001

10.15       Sheridan Realty Advisors Acquisition Agreement dated December 14,
            2001

10.16A Agreement for Purchase and Sale between AmeriVest Properties Inc. and WXI/MCN Commercial Real Estate Limited Partnership dated October 15, 2001 (Kellogg Building)

10.16B First Amendment to Agreement for Purchase and Sale between AmeriVest Properties Inc. and WXI/MCN Commercial Real Estate Limited Partnership dated November 29, 2001 (Kellogg Building)

21          Subsidiaries of AmeriVest Properties Inc.

23          Consent of Arthur Andersen LLP

99          Letter from AmeriVest to the SEC dated April 1, 2002

-------------------

(1) Incorporated by reference to Exhibit A of AmeriVest's Definitive Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting of Stockholders filed with the SEC on May 27, 1999.

(2) Incorporated by reference to Exhibit B of AmeriVest's Definitive Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting of Stockholders filed with the SEC on May 27, 1999.

(3) Incorporated by reference to Exhibit 3.2 of AmeriVest's Registration Statement on Form SB-2/A-2 filed with the SEC on July 26, 2001 (Registration No. 333-63934).

(4) Incorporated by reference to Exhibit 4.1(a) of AmeriVest's Registration Statement on Form SB-2 filed with the SEC on June 21, 1996 (Registration No. 333-5114-D).

(5) Incorporated by reference to Exhibit 10.9 of AmeriVest's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the SEC on March 30, 1998.

(6) Incorporated by reference to AmeriVest's Definitive Proxy Statement concerning AmeriVest's May 21, 1998 Annual Meeting of Stockholders filed with the SEC on March 30, 1998.

(7) Incorporated by reference to AmeriVest's Registration Statement on Form S-3 filed with the SEC on August 21, 2000 (Registration No. 333-44210).

(8) Incorporated by reference to Exhibit 10.7 of AmeriVest's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the SEC on March 30, 1998.

(9) Incorporated by reference to Exhibit 10.1 of AmeriVest's Definitive Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting of Stockholders filed with the SEC on May 27, 1999.

(10) Incorporated by reference to Exhibit 10.10 of AmeriVest's Amendment No. 1 to its Registration Statement on Form SB-2 filed with the SEC on March 27, 2000 (Registration No. 333-31690).

(11) Incorporated by reference to Exhibit 10.7 of AmeriVest's Registration Statement on Form SB-2 filed on March 3, 2000 (Registration No. 333-31690).

(12) Incorporated by reference to Exhibit 10.16 to AmeriVest's Registration Statement on Form SB-2 filed with the SEC on June 27, 2001 (File No. 333-63934).

(13) Incorporated by reference to Exhibit 10.11 of AmeriVest's Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

(14) Incorporated by reference to Exhibit 10.12 of AmeriVest's Annual Report on Form 10-KSB for the year ended on December 31, 2000 filed with the SEC on April 2, 2001.

(15) Incorporated by reference to Exhibit 10.11B of AmeriVest's Registration Statement on Form SB-2 filed with the SEC on June 27, 2001 (Registration No. 333-63934).

(16) Incorporated by reference to Exhibit 10.1 of AmeriVest's Current Report on Form 8-K filed with the SEC on January 18, 2000.

(17) Incorporated by reference to Exhibit 10.3 of AmeriVest's Registration Statement on Form SB-2 filed with the SEC on June 27, 2001 (Registration No. 333-63934).

(18) Incorporated by reference to Exhibit 10.1 of AmeriVest's Preliminary Proxy Statement concerning AmeriVest's June 20, 2001 Annual Meeting of Shareholders filed with the SEC on May 4, 2001.

(19) Incorporated by reference to Exhibit 10.1(b) of AmeriVest's Definitive Proxy Statement concerning AmeriVest's June 20, 2001 Annual Meeting of Shareholders filed with the SEC on May 25, 2001.

(20) Incorporated by reference to Exhibit 10.13 of AmeriVest's Registration Statement on Form SB-2 filed with the SEC on June 27, 2001 (Registration No. 333-63934).