Form 10QSB
period 2002-03-31
AMERIVEST PROPERTIES INC
filed 2002-05-08
CIK 927102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2002.

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from              to
                                    ------------    ------------

     Commission file number 1-14462

                            AmeriVest Properties Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

                Maryland                                 84-1240264
                --------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       1780 South Bellaire Street
       Suite 515, Denver, Colorado                          80222
       ---------------------------                          -----
(Address of principal executive offices)                  (Zip Code)

                                 (303) 297-1800
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No
   -------        -------

As of May 8, 2002 the Registrant had outstanding 6,709,454 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes             No   X
   -------        -------

                                Table of Contents
                                -----------------

Part I                                                                  Page No.
------                                                                  --------

Item 1.  Consolidated Financial Statements
             Consolidated Balance Sheets as of
                March 31, 2002 (unaudited) and December 31, 2001.............  3
             Consolidated Statements of Operations for
                the Three Month Periods Ended March 31, 2002
                and 2001 (unaudited).........................................  4
             Consolidated Statements of Cash Flows for
                the Three Month Periods Ended March 31, 2002 and 2001
               (unaudited)...................................................  5
             Notes to Consolidated Financial Statements
                (unaudited)..................................................  6


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................  9



Part II

Item 6.  Exhibits and Reports on Form 8-K.................................... 12


                                   AMERIVEST PROPERTIES INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                                    March 31,      December 31,
                                                                       2002            2001
                                                                       ----            ----
                                                                   (unaudited)
ASSETS
     Investment in real estate-
        Land                                                       $ 14,137,891    $ 14,137,891
        Buildings and improvements                                   68,130,467      67,433,077
        Furniture, fixtures and equipment                               313,255         237,442
        Tenant improvements                                           2,024,798       1,788,942
        Tenant leasing commissions                                      351,908         302,337
        Less: accumulated depreciation and amortization              (3,743,592)     (3,058,662)
                                                                   ------------    ------------

                    Net investment in real estate                    81,214,727      80,841,027

     Cash and cash equivalents                                          628,781       1,119,355
     Escrow deposits                                                    852,207         673,213
     Investment in unconsolidated affiliate                           1,229,261       1,243,298
     Due from related party                                           2,429,035       2,403,595
     Accounts receivable                                                699,341         495,950
     Deferred rents receivable                                          447,863         374,392
     Deferred financing costs, net of accumulated amortization
          of $159,381 and $118,751, respectively                        571,161         597,885
     Prepaid expenses and other assets                                  478,393         272,569
                                                                   ------------    ------------

                    Total assets                                   $ 88,550,769    $ 88,021,284
                                                                   ============    ============

LIABILITIES
     Mortgage loans and notes payable                              $ 58,616,715    $ 58,408,424
     Accounts payable and accrued expenses                            1,529,495         838,605
     Due to related party                                               513,852         494,531
     Accrued real estate taxes                                        1,569,584       1,564,341
     Prepaid rents and security deposits                                829,769         883,116
     Dividends payable                                                  837,518         835,282
                                                                   ------------    ------------

                    Total liabilities                                63,896,933      63,024,299
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value
        Authorized - 5,000,000 shares
        Issued and outstanding - none                                      --              --
     Common stock, $.001 par value
        Authorized - 15,000,000 shares
        Issued and outstanding - 6,700,140 and 6,682,259 shares,
             respectively                                                 6,700           6,682
     Capital in excess of par value                                  31,236,039      31,132,650
     Distributions in excess of accumulated earnings                 (6,588,903)     (6,142,347)
                                                                   ------------    ------------

                    Total stockholders' equity                       24,653,836      24,996,985
                                                                   ------------    ------------

                    Total liabilities and stockholders' equity     $ 88,550,769    $ 88,021,284
                                                                   ============    ============


    The accompanying notes are an integral part of these consolidated financial statements.



                            AMERIVEST PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Three
                                                        Month Periods Ended
                                                              March 31,
                                                              ---------
                                                        2002            2001
                                                        ----            ----
                                                     (unaudited)    (unaudited)

REAL ESTATE OPERATING REVENUE
     Rental revenue                                  $ 3,626,052    $ 1,979,081
                                                     -----------    -----------

REAL ESTATE OPERATING EXPENSES
     Property operating expenses-
        Operating expenses                               886,095        586,649
        Real estate taxes                                367,023        147,980
        Management fees                                   28,062        101,301
     General and administrative expenses                 352,308        162,945
     Interest expense                                    898,356        595,476
     Depreciation and amortization expense               684,930        341,055
                                                     -----------    -----------
                                                       3,216,774      1,935,406
                                                     -----------    -----------

OTHER INCOME
     Interest income                                       2,081         11,738
     Equity in loss of unconsolidated affiliates         (20,397)       (10,843)
                                                     -----------    -----------
                                                         (18,316)           895
                                                     -----------    -----------

NET INCOME                                           $   390,962    $    44,570
                                                     ===========    ===========

NET INCOME PER COMMON SHARE
     Basic                                           $      0.06    $      0.01
                                                     ===========    ===========

     Diluted                                         $      0.06    $      0.01
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING
     Basic                                             6,696,961      2,990,868
                                                     ===========    ===========

     Diluted                                           6,863,423      3,012,600
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                AMERIVEST PROPERTIES INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Month Periods Ended
                                                                      March 31,
                                                                      ---------
                                                                 2002           2001
                                                                 ----           ----
                                                              (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $   390,962    $    44,570
   Adjustments to reconcile net income to net cash
      from operating activities-
         Depreciation and amortization expense                    684,930        341,055
         Amortization of deferred financing costs                  40,630         18,608
         Amortization of warrants                                   4,604          4,605
         Equity in loss of unconsolidated affiliates               20,397         10,843
         Accrued interest added to mortgage loans                    --          123,894
         Increase (decrease) in cash due to changes in:
            Accounts receivable                                  (203,391)       (79,204)
            Deferred rents receivable                             (73,471)       (44,152)
            Prepaid expenses and other assets                    (205,824)         6,524
            Accounts payable and accrued expenses                 710,211        283,590
            Other accrued liabilities                             (48,104)      (391,895)
                                                              -----------    -----------

   Net cash from operating activities                           1,320,944        318,438
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Improvements of real estate                                 (1,009,058)    (1,449,315)
   Leasing commissions paid                                       (49,571)       (11,543)
   (Increase) decrease in escrow deposits                        (178,994)        60,210
                                                              -----------    -----------

   Net cash from investing activities                          (1,237,623)    (1,400,648)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to mortgage loans and notes payable                  300,000        645,310
   Payments on mortgage loans and notes payable                  (123,509)       (63,506)
   Net proceeds from exercising of options and warrants              --          960,843
   Deferred financing costs paid                                  (13,906)          --
   Dividends paid                                                (736,480)      (372,118)
                                                              -----------    -----------

   Net cash from financing activities                            (573,895)     1,170,529
                                                              -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (490,574)        88,319

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                          1,119,355      1,046,976
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                              $   628,781    $ 1,135,295
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for interest during the period                   $   831,593    $   423,907
                                                              ===========    ===========

NON-CASH FINANCING ACTIVITIES:
   Stock issued to the Dividend Re-Investment Plan ("DRIP")   $    98,802    $      --
                                                              ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                            5

                            AMERIVEST PROPERTIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)


1. Organization
---------------

     AmeriVest Properties Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 25, 1993 and was reincorporated in the State of Maryland in 1999. Effective January 1, 1996, the Company commenced operating as a real estate investment trust ("REIT"). The Company owns and operates, through its wholly-owned subsidiaries, the following properties:

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

2. Interim Financial Statements
-------------------------------

     The unaudited consolidated financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements and notes should be read together with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2001.

3. New Accounting Pronouncements
--------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under SFAS No. 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 142 will not have an impact on its financial statements, as it has not recorded any goodwill or intangible assets.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company's adoption of SFAS No. 144 had no impact on its financial statements.

4. Agreement with Sheridan Realty Advisors, LLC
-----------------------------------------------

     Effective January 1, 2000 through December 31, 2001, all of the Company's properties were managed under a Property Management and Advisory Agreement (as amended on March 12, 2001, the "Agreement") with Sheridan Realty Advisors, LLC ("SRA"), which also managed the day-to-day operations of the Company and assisted and advised the Board of Directors on real estate acquisitions and investment opportunities. Certain senior members of SRA are members of the Company's management team and of the Company's Board of Directors. In accordance with the Agreement, SRA received an administrative fee, a property management and accounting fee, an advisory fee and a capital project fee for these services. The property management fee was calculated as 5% of gross collected rents, the advisory fee is calculated as 5% of capital deployed for real property acquisitions and the capital project fee is calculated as 3% of the total cost of capital projects in excess of $100,000.

     The Agreement was further amended and restated as of December 31, 2001 to provide for the Company's acquisition of SRA's administrative and property management and accounting services business, along with elimination of those related fees, effective January 1, 2002. As a result, most of SRA's employees, including three of the Company's senior executives, became employees of the Company and manage the day-to-day operations. The three senior executives will also remain employees of SRA. SRA will continue to advise the Company with respect to capital markets activity, real estate acquisitions and dispositions and major capital projects. For these services, SRA will continue to earn the advisory and capital project fees under the amended and restated Agreement.

     During 2000, SRA received incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of common stock at $5.00 per share. Issuance of the warrants was approved by the shareholders at the annual meeting on June 6, 2000. According to the Agreement, 225,000 of these warrants were granted and vested on the approval date. These vested warrants have an estimated fair value of $73,668, which is being amortized over the life of the Agreement. The remaining 525,000 warrants vest in an amount equal to 2.1% of capital deployed for real property acquisitions. As of March 31, 2002, 436,457 of the remaining 525,000 warrants vested and have an estimated fair value of $261,691, which has been capitalized with the related acquisition costs on the accompanying consolidated balance sheets.

5. Mortgage Loans and Notes Payable
-----------------------------------

     The Company has a short-term revolving credit line from a bank in the amount of $300,000 and a $1,500,000 short-term unsecured credit line from Sheridan Investments, LLC, a related party. At March 31, 2002, the Company had an outstanding balance of $300,000 on the bank line with an interest rate of 5.75%, and no outstanding balance on the Sheridan Investments, LLC line.

6. Subsequent Events
--------------------

     On April 4, 2002, the Company drew down the remaining available amount of $1,030,201 on its loan from US Bank for a total outstanding balance of $10,500,000. The loan is secured by a mortgage on Sheridan Center.

     On April 30, 2002, the Company drew down $1,000,000 on its credit line from Sheridan Investments, LLC, a related party, to be used as working capital.



Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.
--------------------------------------------------------------------------------

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-QSB and elsewhere.

Results Of Operations
---------------------

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001
--------------------------------------------------------------------------------------------

                                                 Three Month Periods Ended
                                                          March 31,
                                                     2002           2001          Change
                                                     ----           ----          ------
                                                 -----------    -----------    -----------
Rental revenue                                   $ 3,626,052    $ 1,979,081    $ 1,646,971
                                                 -----------    -----------    -----------

Property operating expenses-
   Operating expenses                                886,095        586,649        299,446
   Real estate taxes                                 367,023        147,980        219,043
   Management fees                                    28,062        101,301        (73,239)
General and administrative expenses                  352,308        162,945        189,363
Interest expense                                     898,356        595,476        302,880
Depreciation and amortization expense                684,930        341,055        343,875
                                                 -----------    -----------    -----------
                                                   3,216,774      1,935,406      1,281,368
                                                 -----------    -----------    -----------

Other income-
   Interest income                                     2,081         11,738         (9,657)
   Equity in loss of unconsolidated affiliates       (20,397)       (10,843)        (9,554)
                                                 -----------    -----------    -----------
                                                     (18,316)           895        (19,211)
                                                 -----------    -----------    -----------

                                                 -----------    -----------    -----------
Net income                                       $   390,962    $    44,570    $   346,392
                                                 ===========    ===========    ===========


Rental Revenue

     The increase in rental revenue is due primarily to the inclusion of the operations of Sheridan Plaza at Inverness, LLC (acquired in April 2001), Arrowhead Fountains (acquired in November 2001) and the Kellogg Building (acquired in December 2001), offset by the exclusion of the operations of the Giltedge building (sold in June 2001) and the Panorama Falls building (80% of which was sold in December 2001).

Property Operating Expenses

     Operating expenses and real estate taxes increased as a result of the above-mentioned transactions.

     The decrease in management fees is due to the Company's acquisition of Sheridan Realty Advisors, LLC ("SRA") administrative and property management and accounting services business, along with elimination of those related fees, effective January 1, 2002. As a result, most of SRA's employees became employees of the Company and manage the day-to-day operations, and the Company became a self-administered REIT. Subsequent to January 1, 2002, management fees will decrease and general and administrative expenses will increase due to the Company being internally managed versus externally managed in 2000 and 2001.

General and Administrative Expenses

     The increase in general and administrative expenses is due to the above-mentioned acquisition of SRA's administrative and property management and accounting services business.

Interest Expense

     The increase in interest expense is due to the increase in debt outstanding at March 31, 2002 by approximately 103% from the prior year. The effect of the increase in debt level is partially offset by a decrease in interest rates, which resulted in lower interest costs on the Company's variable rate debt.

Depreciation and Amortization Expense

     The increase in depreciation and amortization expense is due to the overall increase in depreciable assets resulting from the acquisitions discussed above.

Interest Income

     Interest income decreased due to lower average outstanding cash balances and lower interest rates during the first quarter of 2002.

Equity in Loss of Unconsolidated Affiliates

     The equity in loss of unconsolidated affiliate recognized in 2002 represents the Company's share of the net loss of Panorama Falls. The Company sold 80% of its interest in Panorama Falls in December 2001, retaining its current 20% interest.

     The amount recognized in 2001 represents the Company's share of the net loss of Sheridan Investments, LLC (which owned Sheridan Plaza at Inverness,
LLC). The original 9.639% interest in Sheridan Investments, LLC was acquired in September 2000. This interest was then used as partial consideration for the acquisition of 100% of Sheridan Plaza at Inverness, LLC in April 2001.

                         Liquidity And Capital Resources
                         -------------------------------
Liquidity
---------

     Net cash from operations for the three months ended March 31, 2002 was approximately $1.3 million and is the primary source of liquidity to fund distributions, debt service and capital expenditures. The Company also has lines of credit available to assist with such cash needs.

     Management believes that the cash flow from its existing properties, together with its existing lines of credit, will be sufficient to meet the Company's working capital needs for the next year and beyond.

     The Company desires to acquire additional properties. In order to do so, it will need to raise additional debt or equity capital. The Company also intends to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of cash available to pay dividends to stockholders.

Financing
---------

     Mortgage loans are collateralized by all properties. The following table details the scheduled maturities of mortgages as of March 31, 2002:

                 2002                            $   396,268
                 2003                             22,362,859
                 2004                              9,654,927
                 2005                                488,010
                 2006                             14,579,886
                 Thereafter                       10,834,765
                                                 -----------

                 Total                           $58,316,715
                                                 ===========

     Included in the 2003 maturities is the outstanding balance on the mortgage loan on Panorama Falls in the amount of $3,036,294. Although the Company sold 80% of its interest in the property, the Company has retained 100% of the loan balance on its balance sheet due to its continued obligation. As an offset, the Company has recorded a receivable for 80% of this amount as due from related party, with the remaining 20% included in the investment in unconsolidated affiliate balance.

     As of March 31, 2002, total mortgage loans (including the Panorama Falls mortgage loan) consisted of approximately $27.1 million of fixed rate debt with a weighted-average interest rate of approximately 7.9% and approximately $31.2 million of variable rate debt with a weighted-average interest rate of approximately 4.5%. The Company intends to secure long-term financing at a fixed interest rate to replace certain of its variable rate debt in late 2002.

     The Company has a short-term revolving credit line from a bank in the amount of $300,000 and a $1,500,000 short-term unsecured credit line from Sheridan Investments, LLC, a related party. At March 31, 2002, the Company had an outstanding balance of $300,000 on the bank line with an interest rate of 5.75%, and no outstanding balance on the Sheridan Investments, LLC line. On April 30, 2002, the Company drew down $1,000,000 on the Sheridan Investments, LLC line to be used as working capital.

     On April 4, 2002, the Company drew down the remaining available amount of $1,030,201 on its loan from US Bank for a total outstanding balance of $10,500,000. The loan is secured by a mortgage on Sheridan Center.

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

Part II. Other Information

Item 6. Exhibits And Reports On Form 8-K.
-----------------------------------------

     (a) On January 4, 2002, the Registrant filed a Current Report on Form 8-K describing the acquisition of the Kellogg Building.
     (b) On January 23, 2002, the Registrant filed a Current Report on Form 8-K describing materials that may be presented during meetings with analysts and others.
     (c) On January 23, 2002, the Registrant filed a Current Report on Form 8-K/A-1 as an amendment to the Current Report on Form 8-K filed on November 21, 2001 and included disclosures under "Item 7. Financial Statements and Exhibits" as required for the acquisition of Arrowhead Fountains.
     (d) On February 28, 2002, the Registrant filed a Current Report on Form 8-K/A-1 as an amendment to the Current Report on Form 8-K filed on January 4, 2002 and included disclosures under "Item 7. Financial Statements and Exhibits" as required for the acquisition of the Kellogg Building.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AMERIVEST PROPERTIES INC.


May 8, 2002
                                                 By: /s/ D. Scott Ikenberry
                                                 -------------------------------
                                                 D. Scott Ikenberry
                                                 Chief Financial Officer