Form 10QSB
period 2002-06-30
AMERIVEST PROPERTIES INC
filed 2002-08-13
CIK 927102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2002.

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _____________ to ______________

     Commission file number 1-14462


                            AmeriVest Properties Inc.
        (Exact name of small business issuer as specified in its charter)


                Maryland                                 84-1240264
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)
       1780 South Bellaire Street
       Suite 515, Denver, Colorado                         80222
(Address of principal executive offices)                 (Zip Code)

                                 (303) 297-1800
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No


As of August 13, 2002 the Registrant had outstanding 10,906,753 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes            No   X

                                Table of Contents
                                -----------------

Part I                                                                  Page No.
------                                                                  --------

Item 1.  Consolidated Financial Statements
             Consolidated Balance Sheets as of
                June 30, 2002 (unaudited) and December 31, 2001.........    3
             Consolidated Statements of Operations for
                the Three and Six Month Periods Ended June 30, 2002
                and 2001 (unaudited)....................................    4
             Consolidated Statements of Cash Flows for
                the Six Month Periods Ended June 30, 2002 and 2001
                (unaudited).............................................    5
             Notes to Consolidated Financial Statements
                (unaudited).............................................    7


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............   10



Part II
-------

Item 1.  Legal Proceedings..............................................   15

Item 4.  Submission Of Matters To A Vote Of Security Holders............   15

Item 6.  Exhibits and Reports on Form 8-K...............................   15



                                      AMERIVEST PROPERTIES INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                      June 30,        December 31,
                                                                        2002              2001
                                                                    -------------    -------------
                                                                     (unaudited)
ASSETS
     Investment in real estate-
        Land                                                        $  14,137,891    $  14,137,891
        Buildings and improvements                                     68,778,039       67,433,077
        Furniture, fixtures and equipment                                 326,450          237,442
        Tenant improvements                                             2,238,305        1,788,942
        Tenant leasing commissions                                        374,335          302,337
        Less: accumulated depreciation and amortization                (4,441,680)      (3,058,662)
                                                                    -------------    -------------

                    Net investment in real estate                      81,413,340       80,841,027

     Cash and cash equivalents                                         21,416,676        1,119,355
     Escrow deposits                                                      647,918          673,213
     Investment in unconsolidated affiliate                             1,212,560        1,243,298
     Due from related party                                             2,456,831        2,403,595
     Accounts receivable                                                  837,054          495,950
     Deferred rents receivable                                            511,157          374,392
     Deferred financing costs, net of accumulated amortization
          of $200,397 and $118,751, respectively                          530,145          597,885
     Prepaid expenses and other assets                                  1,237,639          272,569
                                                                    -------------    -------------

                    Total assets                                    $ 110,263,320    $  88,021,284
                                                                    =============    =============

LIABILITIES
     Mortgage loans and notes payable                               $  59,250,786    $  58,408,424
     Accounts payable and accrued expenses                                990,452          838,605
     Due to related party                                                 182,173          494,531
     Accrued real estate taxes                                            762,925        1,564,341
     Prepaid rents and security deposits                                  956,429          883,116
     Dividends payable                                                  1,360,807          835,282
                                                                    -------------    -------------

                    Total liabilities                                  63,503,572       63,024,299
                                                                    -------------    -------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value
        Authorized - 5,000,000 shares
        Issued and outstanding - none                                        --               --
     Common stock, $.001 par value
        Authorized - 15,000,000 shares
        Issued and outstanding - 10,886,454 and 6,682,259 shares,
             respectively                                                  10,886            6,682
     Capital in excess of par value                                    54,325,242       31,132,650
     Distributions in excess of accumulated earnings                   (7,576,380)      (6,142,347)
                                                                    -------------    -------------

                    Total stockholders' equity                         46,759,748       24,996,985
                                                                    -------------    -------------

                    Total liabilities and stockholders' equity      $ 110,263,320    $  88,021,284
                                                                    =============    =============


     The accompanying notes are an integral part of these consolidated financial statements.



                                           AMERIVEST PROPERTIES INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Three                  For the Six
                                                       Month Periods Ended           Month Periods Ended
                                                             June 30,                      June 30,
                                                    --------------------------    --------------------------
                                                       2002            2001          2002            2001
                                                    -----------    -----------    -----------    -----------
                                                    (unaudited)    (unaudited)    (unaudited)    (unaudited)

REAL ESTATE OPERATING REVENUE
      Rental revenue                                $ 3,528,818    $ 2,819,810    $ 7,154,870    $ 4,798,891

REAL ESTATE OPERATING EXPENSES
      Property operating expenses-
         Operating expenses                             887,391        681,249      1,773,486      1,267,898
         Real estate taxes                              257,799        226,222        624,822        374,202
         Management fees                                 31,820        141,545         59,882        242,846
      General and administrative expenses               379,326        195,336        731,634        358,281
      Impairment of deferred rents receivable              --          326,113           --          326,113
      Interest expense                                  920,170        894,575      1,818,526      1,490,051
      Depreciation and amortization expense             706,149        792,011      1,391,079      1,133,066
                                                    -----------    -----------    -----------    -----------
                                                      3,182,655      3,257,051      6,399,429      5,192,457
                                                    -----------    -----------    -----------    -----------

OTHER INCOME
      Interest income                                    50,816          9,444         52,897         21,182
      Equity in loss of unconsolidated affiliates       (23,649)          --          (44,046)       (10,843)
                                                    -----------    -----------    -----------    -----------
                                                         27,167          9,444          8,851         10,339
                                                    -----------    -----------    -----------    -----------


INCOME (LOSS) BEFORE GAIN ON SALE OF
   REAL ESTATE                                          373,330       (427,797)       764,292       (383,227)
                                                    -----------    -----------    -----------    -----------

GAIN ON SALE OF REAL ESTATE                                --        1,143,698           --        1,143,698
                                                    -----------    -----------    -----------    -----------

NET INCOME                                          $   373,330    $   715,901    $   764,292    $   760,471
                                                    ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE
      Basic                                         $      0.04    $      0.22    $      0.10    $      0.24
                                                    ===========    ===========    ===========    ===========

      Diluted                                       $      0.04    $      0.21    $      0.10    $      0.23
                                                    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
      Basic                                           8,688,314      3,268,056      7,698,139      3,130,227
                                                    ===========    ===========    ===========    ===========

      Diluted                                         8,891,825      3,413,289      7,879,376      3,248,541
                                                    ===========    ===========    ===========    ===========


           The accompanying notes are an integral part of these consolidated financial statements.



                                 AMERIVEST PROPERTIES INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Month Periods Ended
                                                                        June 30,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
                                                              (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                               $    764,292    $    760,471
     Adjustments to reconcile net income to net cash
        from operating activities-
          Gain on sale of real estate                                 --        (1,143,698)
          Depreciation and amortization expense                  1,391,079       1,133,066
          Amortization of deferred financing costs                  81,646          45,732
          Amortization of warrants                                   9,209          29,869
          Equity in loss of unconsolidated affiliates               44,046          10,843
          Impairment of deferred rents receivable                     --           326,113
          Accrued interest added to mortgage loans                    --           123,894
          Increase (decrease) in cash due to changes in:
             Accounts receivable                                   125,961        (122,213)
             Deferred rents receivable                            (136,765)        (74,861)
             Prepaid expenses and other assets                    (100,976)        (89,968)
             Accounts payable and accrued expenses                (250,281)        345,589
             Other accrued liabilities                            (728,103)       (605,133)
                                                              ------------    ------------
                     Net cash from operating activities          1,200,108         739,704
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Improvements to real estate                                (1,889,161)     (3,419,118)
     Deposit on real estate acquisition                           (200,000)           --
     Net advances to unconsolidated affiliate                     (377,295)           --
     Net proceeds from the sale of real estate                        --           458,030
     Acquisition of Sheridan Plaza at Inverness, LLC,
        net of cash acquired                                          --          (344,432)
     Leasing commissions paid                                      (74,231)        (45,838)
     Decrease in escrow deposits                                    25,295         138,701
                                                              ------------    ------------
                     Net cash from investing activities         (2,515,392)     (3,212,657)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Additions to mortgage loans and notes payable               2,330,201       2,390,330
     Payments on mortgage loans and notes payable               (1,554,383)       (423,599)
     Deposit for establishment of long-term credit facility       (664,094)           --
     Deferred financing costs paid                                 (13,906)        (23,507)
     Net proceeds from equity offering                          22,868,619            --
     Net proceeds from exercising of options and warrants          164,780         972,093
     Dividends paid                                             (1,518,612)       (768,541)
                                                              ------------    ------------
                     Net cash from financing activities         21,612,605       2,146,776
                                                              ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                  20,297,321        (326,177)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,119,355       1,046,976
                                                              ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 21,416,676    $    720,799
                                                              ============    ============



 The accompanying notes are an integral part of these consolidated financial statements.



                                AMERIVEST PROPERTIES INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                Six Month Periods Ended
                                                                        June 30,
                                                                -----------------------
                                                                   2002         2001
                                                                ----------   ----------
                                                                (unaudited)  (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for interest during the period                   $1,710,114   $1,321,243
                                                                ==========   ==========

NON-CASH FINANCING ACTIVITIES:
     Stock issued to the Dividend Re-Investment Plan ("DRIP")   $  154,188   $     --
                                                                ==========   ==========








The accompanying notes are an integral part of these consolidated financial statements.

                                       6

                            AMERIVEST PROPERTIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


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

2.   Interim Financial Statements
     ----------------------------

     The unaudited consolidated financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The consolidated results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements and notes should be read together with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2001.

3.   New Accounting Pronouncements
     -----------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its financial position and results of operations.

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

4.   Agreement with Sheridan Realty Advisors, LLC
     --------------------------------------------

     Effective January 1, 2000 through December 31, 2001, all of the Company's properties were managed under a Property Management and Advisory Agreement (as amended on March 12, 2001, the "Agreement") with Sheridan Realty Advisors, LLC ("SRA"), which also managed the day-to-day operations of the Company and assisted and advised the Board of Directors on real estate acquisitions and investment opportunities. Certain senior members of SRA are members of the Company's management team and of the Company's Board of Directors. In accordance with the Agreement, SRA received an administrative fee, a property management and accounting fee, an advisory fee and a capital project fee for these services. The property management and accounting fee was calculated as 5% of gross collected rents, the advisory fee is calculated as 5% of capital deployed for real property acquisitions and the capital project fee is calculated as 3% of the total cost of capital projects in excess of $100,000. For accounting purposes, the advisory and capital project fees are capitalized with the related acquisition and project costs.

     The Agreement was further amended and restated as of December 31, 2001 to provide for the Company's acquisition of SRA's administrative and property management and accounting services business, along with the elimination of those related fees, effective January 1, 2002. As a result, most of SRA's employees, including three of the Company's senior executives, became employees of the Company and manage the day-to-day operations. The three senior executives also remain employees of SRA. SRA continues to advise the Company with respect to capital markets activity, real estate acquisitions and dispositions and major capital projects. For these services, SRA continues to earn the advisory and capital project fees under the amended and restated Agreement.

     During 2000, SRA received incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of common stock at $5.00 per share. Issuance of the warrants was approved by the shareholders at the annual meeting on June 6, 2000. According to the Agreement, 225,000 of these warrants were granted and vested on the approval date. These vested warrants have an estimated fair value of $73,668, which is being amortized over the life of the Agreement through December 31, 2003. The remaining 525,000 warrants vest in an amount equal to 2.1% of capital deployed for real property acquisitions. As of June 30, 2002, 436,457 of the remaining 525,000 warrants vested and have an estimated fair value of $261,691, which has been capitalized with the related acquisition costs.

5.   Stock Offering
     --------------

     On May 9, 2002, our Registration Statement became effective with the Securities and Exchange Commission for an offering of 3,600,000 shares of common stock, with a 30-day option to the underwriters to purchase up to an additional 540,000 shares to cover over-allotments, at a price of $6.05 per share. On May 15, 2002, the Company received $20,209,850, net of the underwriting commissions and expenses, from the sale of the 3,600,000 shares. On June 11, 2002, the Company received $3,046,478, net of the underwriting commissions, from the sale of the 540,000 over-allotment shares. After payment of approximately $400,000 in additional offering expenses, the proceeds will be used to acquire properties, to repay debt, for capital improvements and/or to increase working capital.

6.   Mortgage Loans and Notes Payable
     --------------------------------

     On April 4, 2002, the Company drew down the remaining available amount of $1,030,201 on its loan from US Bank for a total outstanding balance of $10,500,000. The loan is secured by a mortgage on Sheridan Center.

     During the second quarter of 2002, the Company was approved for a $29,700,000 long-term credit facility with a major life insurance company. This facility will replace the existing short-term, variable rate mortgage loans on Arrowhead Fountains, the Kellogg Building and Sheridan Center and will bear interest at a fixed rate of 7.4%. This refinancing is expected to close in December 2002, however, the loan is subject to a number of contingencies and there is no assurance that this refinancing will actually occur.

     The Company has a short-term revolving credit line from US Bank in the amount of $300,000 and a $1,500,000 short-term unsecured credit line from Sheridan Investments, LLC, a related party. At June 30, 2002, the Company did not have an outstanding balance on either of these lines of credit.

7.   Subsequent Event
     ----------------

     The Company has entered into a contract to acquire an office property within the next 60 days. The contract is subject to a number of contingencies and there is no assurance that this acquisition will occur.

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

Results Of Operations
---------------------

Comparison of the three month period ended June 30, 2002 to the three month period ended June 30, 2001
---------------------------------------------------------------------------

                                                    Three Month Periods Ended
                                                             June 30,
                                                   --------------------------
                                                       2002           2001          Change
                                                   -----------    -----------    -----------
Rental revenue                                     $ 3,528,818    $ 2,819,810    $   709,008

Property operating expenses-
   Operating expenses                                  887,391        681,249        206,142
   Real estate taxes                                   257,799        226,222         31,577
   Management fees                                      31,820        141,545       (109,725)
General and administrative expenses                    379,326        195,336        183,990
Impairment of deferred rents receivable                   --          326,113       (326,113)
Interest expense                                       920,170        894,575         25,595
Depreciation and amortization expense                  706,149        792,011        (85,862)
                                                   -----------    -----------    -----------
                                                     3,182,655      3,257,051        (74,396)
                                                   -----------    -----------    -----------

Other Income-
   Interest income                                      50,816          9,444         41,372
   Equity in loss of unconsolidated affiliate          (23,649)          --          (23,649)
                                                   -----------    -----------    -----------
                                                        27,167          9,444         17,723
                                                   -----------    -----------    -----------

Income (loss) before gain on sale of real estate       373,330       (427,797)       801,127
                                                   -----------    -----------    -----------

Gain on sale of real estate                               --        1,143,698     (1,143,698)

                                                   -----------    -----------    -----------
Net Income                                         $   373,330    $   715,901    $  (342,571)
                                                   ===========    ===========    ===========

Rental revenue
     The increase in rental revenue is due primarily to the inclusion of the operations of Arrowhead Fountains (acquired in November 2001) and the Kellogg Building (acquired in December 2001), offset by the exclusion of the operations of the Giltedge building (sold in June 2001) and the Panorama Falls building (80% of which was sold in December 2001).

Property operating expenses
     Operating expenses and real estate taxes increased as a result of the above-mentioned transactions.

     The decrease in management fees is due to the Company's acquisition of Sheridan Realty Advisors, LLC ("SRA") administrative and property management and accounting services business, along with the elimination of those related fees, effective January 1, 2002. As a result, most of SRA's employees became employees of the Company and manage the day-to-day operations. At that time, the Company became a self-administered REIT. Subsequent to January 1, 2002, management fees will decrease and general and administrative expenses will increase due to the Company being internally managed versus externally managed in 2000 and 2001.

General and administrative expenses
     The increase in general and administrative expenses is due to the above-mentioned acquisition of SRA's administrative and property management and accounting services business.

Impairment of deferred rents receivable
     The charge recorded in 2001 represents an impairment of a deferred rent receivable from a significant tenant, Rhythms NetConnections, Inc., which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2001. Rhythms no longer occupies any space in any of the Company's buildings.

Interest expense
     The increase in interest expense is due to an increase in the average outstanding debt balance for the three-month period ended June 30, 2002 by approximately 37% from the prior year period. The increase in debt is primarily due to the above-mentioned transactions. The effect of the increase in debt level is partially offset by a decrease in interest rates, which resulted in lower interest costs on the Company's variable rate debt.

Depreciation and amortization expense
     The net decrease in depreciation and amortization expense is due to the accelerated amortization of the Rhythms lease commission recorded during the second quarter of 2001 offset by the overall increase in depreciable assets resulting from the above-mentioned transactions.

Interest income
     Interest income increased due to higher average outstanding cash balances in interest bearing accounts in 2002 resulting from the Company's public offering of 4,140,000 shares of common stock.

Equity in loss of unconsolidated affiliate
     The equity in loss of unconsolidated affiliate recognized in 2002 represents the Company's share of the net loss of Panorama Falls. The Company sold 80% of its interest in Panorama Falls in December 2001, retaining its current 20% interest.

Gain on sale of real estate
     The gain recognized in 2001 resulted from the sale of the Giltedge building.


Comparison of the six month period ended June 30, 2002 to the six month period ended June 30, 2001
------------------------------------------------------------------------------

                                                    Six Month Periods Ended
                                                            June 30,
                                                   --------------------------
                                                      2002            2001          Change
                                                   -----------    -----------    -----------
Rental revenue                                     $ 7,154,870    $ 4,798,891    $ 2,355,979

Property operating expenses-
   Operating expenses                                1,773,486      1,267,898        505,588
   Real estate taxes                                   624,822        374,202        250,620
   Management fees                                      59,882        242,846       (182,964)
General and administrative expenses                    731,634        358,281        373,353
Impairment of deferred rents receivable                   --          326,113       (326,113)
Interest expense                                     1,818,526      1,490,051        328,475
Depreciation and amortization expense                1,391,079      1,133,066        258,013
                                                   -----------    -----------    -----------
                                                     6,399,429      5,192,457      1,206,972
                                                   -----------    -----------    -----------

Other Income-
   Interest income                                      52,897         21,182         31,715
   Equity in loss of unconsolidated affiliates         (44,046)       (10,843)       (33,203)
                                                   -----------    -----------    -----------
                                                         8,851         10,339         (1,488)
                                                   -----------    -----------    -----------

Income (loss) before gain on sale of real estate       764,292       (383,227)     1,147,519
                                                   -----------    -----------    -----------

Gain on sale of real estate                               --        1,143,698     (1,143,698)

                                                   -----------    -----------    -----------
Net Income                                         $   764,292    $   760,471    $     3,821
                                                   ===========    ===========    ===========

Rental revenue
     The increase in rental revenue is due primarily to the inclusion of the operations of Sheridan Plaza at Inverness, LLC (acquired in April 2001) for the full six months in 2002, Arrowhead Fountains (acquired in November 2001) and the Kellogg Building (acquired in December 2001), offset by the exclusion of the operations of the Giltedge building (sold in June 2001) and the Panorama Falls building (80% of which was sold in December 2001).

Property operating expenses
     Operating expenses and real estate taxes increased as a result of the above-mentioned transactions.

     The decrease in management fees is due to the afore-mentioned acquisition of SRA's administrative and property management and accounting services business.

General and administrative expenses
     The increase in general and administrative expenses is due to the afore-mentioned acquisition of SRA's administrative and property management and accounting services business.

Impairment of deferred rents receivable
     The charge recorded in 2001 represents an impairment of a deferred rent receivable from Rhythms.

Interest expense
     The increase in interest expense is due to an increase in the average outstanding debt balance for the six-month period ended June 30, 2002 by approximately 55% from the prior year period. The increase in debt is primarily due to the above-mentioned transactions. The effect of the increase in debt level is partially offset by a decrease in interest rates, which resulted in lower interest costs on the Company's variable rate debt.

Depreciation and amortization expense
     The net increase in depreciation and amortization expense is due to the overall increase in depreciable assets resulting from the above-mentioned transactions offset by the accelerated amortization of the Rhythms lease commission recorded during the second quarter of 2001.

Interest income
     Interest income increased due to higher average outstanding cash balances in interest bearing accounts in 2002 resulting from the Company's public offering of 4,140,000 shares of common stock.

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

Gain on sale of real estate
     The gain recognized in 2001 resulted from the sale of the Giltedge building.

                         Liquidity And Capital Resources
                         -------------------------------
Liquidity
---------
     Net cash from operations for the six month period ended June 30, 2002 was approximately $1.2 million and is the primary source of liquidity to fund distributions, debt service and capital expenditures. The Company also has lines of credit available to assist with such cash needs. In May 2002, the Company completed a public offering of common stock, which raised approximately $22.9 million, net of commissions and expenses. The proceeds will be used to acquire properties, to repay debt, for capital improvements and/or to increase working capital.

     The Company has entered into a contract to acquire an office property within the next 60 days. The contract is subject to a number of contingencies and there is no assurance that this acquisition will occur.

     Management believes that the cash flow from its existing properties and future acquisitions, together with its existing lines of credit, will be sufficient to meet the Company's working capital needs and distribution requirements for the next year and beyond.

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

Financing
---------
     Mortgage loans are collateralized by all properties. The following table details the scheduled maturities of mortgages as of June 30, 2002:

                 2002                                 $   266,127
                 2003                                  23,427,804
                 2004                                   9,654,927
                 2005                                     488,010
                 2006                                  14,579,886
                 Thereafter                            10,834,032
                                                      -----------
                 Total                                $59,250,786
                                                      ===========

     Included in the 2003 maturities is the outstanding balance on the mortgage loan on Panorama Falls in the amount of $3,071,038. Although the Company sold 80% of its interest in the property, the Company has retained 100% of the loan balance on its balance sheet due to its continued obligation. As an offset, the Company has recorded a receivable for 80% of this amount as due from related party, with the remaining 20% included in the investment in unconsolidated affiliate balance.

     As of June 30, 2002, total mortgage loans (including the Panorama Falls mortgage loan) consisted of approximately $27.0 million of fixed rate debt with a weighted-average interest rate of approximately 7.9% and approximately $32.3 million of variable rate debt with a weighted-average interest rate of approximately 4.5%.

     On April 4, 2002, the Company drew down the remaining available amount of $1,030,201 on its loan from US Bank for a total outstanding balance of $10,500,000. The loan is secured by a mortgage on Sheridan Center.

     During the second quarter of 2002, the Company was approved for a $29,700,000 long-term credit facility with a major life insurance company. This facility will replace the existing short-term, variable rate mortgage loans on Arrowhead Fountains, the Kellogg Building and Sheridan Center and will bear interest at a fixed rate of 7.4%. This refinancing is expected to close in December 2002, however, the loan is subject to a number of contingencies and there is no assurance that this refinancing will actually occur.

     The Company has a short-term revolving credit line from US Bank in the amount of $300,000 and a $1,500,000 short-term unsecured credit line from Sheridan Investments, LLC, a related party. At June 30, 2002, the Company did not have an outstanding balance on either of these lines of credit.

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

Part II. Other Information

Item 1. Legal Proceedings
-------------------------

     No changes.

Item 4. Submission Of Matters To A Vote Of Security Holders
-----------------------------------------------------------

     At the annual meeting of shareholders held May 23, 2002, shareholders elected the following individuals to serve on the Board, each as a Class 3
Director:

                          Shares Voted         Shares Voted    Absentions and
      Name                  in Favor              Against         Non-votes
      ----                  --------              -------         ---------

William T. Atkins           6,298,695               -0-            17,925

Robert W. Holman            6,298,695               -0-            17,925


Item 6. Exhibits And Reports On Form 8-K
----------------------------------------

     (a) On August 9, 2002, the Registrant filed a Current Report on Form 8-K regarding a change of independent auditors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERIVEST PROPERTIES INC.


August 13, 2002
                                             By: /s/ D. Scott Ikenberry
                                             -----------------------------------
                                             D. Scott Ikenberry
                                             Chief Financial Officer


1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of AmeriVest Properties Inc. This Certification is made pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002). This Certification accompanies the 10-QSB Report of AmeriVest Properties Inc. for the quarter ended June 30, 2002.

2.   We certify that such 10-QSB Report fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of AmeriVest Properties Inc.

     This Certification is executed as of August 13, 2002.

                                             By: /s/ William T. Atkins
                                             -----------------------------------
                                             William T. Atkins
                                             Chief Executive Officer

                                             By: /s/ D. Scott Ikenberry
                                             -----------------------------------
                                             D. Scott Ikenberry
                                             Chief Financial Officer