Form 10QSB
period 2002-09-30
AMERIVEST PROPERTIES INC
filed 2002-11-13
CIK 927102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2002.

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ___________

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

As of November 13, 2002 the Registrant had outstanding 10,980,834 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes [ ]      No [X]

                                Table of Contents
                                -----------------

Part I                                                                  Page No.
------                                                                  --------

Item 1.  Consolidated Financial Statements
             Consolidated Balance Sheets as of
                September 30, 2002 (unaudited) and December 31, 2001.........  3
             Consolidated Statements of Operations for
                the Three and Nine-Month Periods Ended September 30, 2002
                and 2001 (unaudited).........................................  4
             Consolidated Statements of Cash Flows for
                the Nine-Month Periods Ended September 30, 2002 and 2001
               (unaudited)...................................................  5
             Notes to Consolidated Financial Statements
                (unaudited)..................................................  7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................... 10

Item 3.  Controls and Procedures............................................. 14

Part II

Item 1.  Legal Proceedings................................................... 15

Item 2.  Changes in Securities and Use of Proceeds........................... 15

Item 6.  Exhibits and Reports on Form 8-K.................................... 15


                                     AMERIVEST PROPERTIES INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                    September 30,     December 31,
                                                                        2002              2001
                                                                    -------------    -------------
                                                                     (unaudited)
ASSETS
     Investment in real estate-
        Land                                                        $  18,434,269    $  14,137,891
        Buildings and improvements                                     87,806,952       67,433,077
        Furniture, fixtures and equipment                                 328,747          237,442
        Tenant improvements                                             2,561,879        1,788,942
        Tenant leasing commissions                                        421,677          302,337
        Less: accumulated depreciation and amortization                (5,203,317)      (3,058,662)
                                                                    -------------    -------------

                    Net investment in real estate                     104,350,207       80,841,027

     Cash and cash equivalents                                         14,383,104        1,119,355
     Escrow deposits                                                    1,755,049          673,213
     Investment in unconsolidated affiliate                             1,263,275        1,243,298
     Due from related party                                             2,724,293        2,403,595
     Due from unconsolidated affiliate                                    782,397           94,474
     Accounts receivable                                                  191,111          382,680
     Deferred rents receivable                                            571,390          374,392
     Deferred financing costs, net of accumulated amortization
          of $243,382 and $118,751, respectively                          541,695          597,885
     Prepaid expenses and other assets                                  1,442,034          272,569
                                                                    -------------    -------------

                    Total assets                                    $ 128,004,555    $  88,002,488
                                                                    =============    =============

LIABILITIES
     Mortgage loans and notes payable                               $  76,452,290    $  58,408,424
     Accounts payable and accrued expenses                              1,253,611          819,809
     Due to related party                                                 105,926          494,531
     Accrued real estate taxes                                          1,453,284        1,564,341
     Prepaid rents and security deposits                                1,308,617          883,116
     Dividends payable                                                  1,426,964          835,282
                                                                    -------------    -------------

                    Total liabilities                                  82,000,692       63,005,503
                                                                    -------------    -------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value
        Authorized - 5,000,000 shares
        Issued and outstanding - none                                        --               --
     Common stock, $.001 par value
        Authorized - 15,000,000 shares
        Issued and outstanding - 10,976,646 and 6,682,259 shares,
             respectively                                                  10,977            6,682
     Capital in excess of par value                                    54,833,805       31,132,650
     Distributions in excess of accumulated earnings                   (8,840,919)      (6,142,347)
                                                                    -------------    -------------

                    Total stockholders' equity                         46,003,863       24,996,985
                                                                    -------------    -------------

                    Total liabilities and stockholders' equity      $ 128,004,555    $  88,002,488
                                                                    =============    =============


     The accompanying notes are an integral part of these consolidated financial statements.


                                             AMERIVEST PROPERTIES INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Three-                    For the Nine-
                                                        Month Periods Ended              Month Periods Ended
                                                           September 30,                    September 30,
                                                    ----------------------------    ----------------------------
                                                        2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
                                                    (unaudited)     (unaudited)     (unaudited)     (unaudited)

REAL ESTATE OPERATING REVENUE
      Rental revenue                                $  3,782,972    $  2,697,223    $ 10,937,842    $  7,496,114

REAL ESTATE OPERATING EXPENSES
      Property operating expenses-
         Operating expenses                              952,445         687,590       2,725,931       1,955,488
         Real estate taxes                               381,528         220,080       1,006,350         594,282
         Management fees                                  37,062         137,807          96,944         380,653
      General and administrative expenses                338,457         162,985       1,070,091         521,266
      Advisory fee                                       251,910            --           251,910            --
      Impairment of deferred rents receivable               --              --              --           326,113
      Interest expense                                   955,557         845,987       2,774,083       2,336,038
      Depreciation and amortization expense              770,501         534,296       2,161,580       1,667,362
                                                    ------------    ------------    ------------    ------------
                                                       3,687,460       2,588,745      10,086,889       7,781,202
                                                    ------------    ------------    ------------    ------------

OTHER INCOME/LOSS
      Interest income                                     83,064          71,184         135,961          92,366
      Equity in loss of unconsolidated affiliates        (16,151)           --           (60,197)        (10,843)
                                                    ------------    ------------    ------------    ------------
                                                          66,913          71,184          75,764          81,523
                                                    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE GAIN ON SALE OF
   REAL ESTATE                                           162,425         179,662         926,717        (203,565)
                                                    ------------    ------------    ------------    ------------

GAIN ON SALE OF REAL ESTATE                                 --              --              --         1,143,698
                                                    ------------    ------------    ------------    ------------

NET INCOME                                          $    162,425    $    179,662    $    926,717    $    940,133
                                                    ============    ============    ============    ============

NET INCOME PER COMMON SHARE
      Basic                                         $       0.01    $       0.03    $       0.11    $       0.23
                                                    ============    ============    ============    ============

      Diluted                                       $       0.01    $       0.03    $       0.10    $       0.23
                                                    ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
      Basic                                           10,925,253       5,773,195       8,785,796       4,020,898
                                                    ============    ============    ============    ============

      Diluted                                         11,092,036       5,906,395       8,960,471       4,143,767
                                                    ============    ============    ============    ============


            The accompanying notes are an integral part of these consolidated financial statements.


                                   AMERIVEST PROPERTIES INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine-Month Periods Ended
                                                                         September 30,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 ------------    ------------
                                                                 (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                  $    926,717    $    940,133
     Adjustments to reconcile net income to net cash
        from operating activities-
          Gain on sale of real estate                                    --        (1,143,698)
          Depreciation and amortization expense                     2,161,580       1,667,362
          Amortization of deferred financing costs                    124,631          73,070
          Amortization of warrants                                     13,813          34,473
          Equity in loss of unconsolidated affiliates                  60,197          10,843
          Impairment of deferred rents receivable                        --           326,113
          Accrued interest added to mortgage loans                       --           123,894
          Stock issued to the 401(k) plan                               8,012            --
          Increase (decrease) in cash due to changes in:
             Accounts receivable                                      191,569          12,995
             Deferred rents receivable                               (196,998)       (125,862)
             Prepaid expenses and other assets                        (90,371)        (29,924)
             Accounts payable and accrued expenses                     45,197        (275,106)
             Other accrued liabilities                                314,444        (328,814)
                                                                 ------------    ------------
                     Net cash from operating activities             3,558,791       1,285,479
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisitions and improvements of real estate, net of cash
        acquired and debt assumed                                  (8,070,895)     (5,851,743)
     Deposits on real estate acquisitions                            (415,000)       (100,000)
     Net advances to unconsolidated affiliate                        (687,923)           --
     Net proceeds from the sale of real estate                           --           458,030
     Leasing commissions paid                                        (124,249)        (84,710)
                                                                 ------------    ------------
                     Net cash from investing activities            (9,298,067)     (5,578,423)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Additions to mortgage loans and notes payable                  2,330,201       3,015,584
     Payments on mortgage loans and notes payable                  (1,687,207)     (1,229,898)
     Deposit for establishment of long-term credit facility          (664,094)           --
     Deferred financing costs paid                                    (68,441)        (23,507)
     Net proceeds from equity offering                             22,781,538      10,962,729
     Net proceeds from exercising of options and warrants             180,530         974,093
     Increase in escrow deposits                                   (1,081,836)        (37,829)
     Dividends paid                                                (2,787,666)     (1,198,317)
                                                                 ------------    ------------
                     Net cash from financing activities            19,003,025      12,462,855
                                                                 ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          13,263,749       8,169,911

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,119,355       1,046,976
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 14,383,104    $  9,216,887
                                                                 ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.


                                 AMERIVEST PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                 Nine-Month Periods Ended
                                                                       September 30,
                                                                ---------------------------
                                                                    2002           2001
                                                                ------------   ------------
                                                                (unaudited)    (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for interest during the period                   $  2,588,295   $  2,425,377
                                                                ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
     Stock issued to the Dividend Re-Investment Plan ("DRIP")   $    245,941   $    111,622
                                                                ============   ============


o On August 23, 2002, the Company issued 17,000 shares of common stock to an affiliate of the property manager of the Company's buildings that are leased to agencies of the State of Texas, an unrelated third party. In
     2001, the Company issued 100,211 shares to this entity as consideration for improvements made to a property in Arlington, Texas. The 17,000 shares issued represent a partial true up of the total shares to be issued in accordance with the original agreement. For accounting purposes, the shares were valued at $94,520 ($5.56 per share) and are included in investment in real estate on the accompanying consolidated balance sheet.

o    On September 5, 2002, the Company completed the acquisition of the Parkway
     Centre II office building. The aggregate purchase price for Parkway Centre
     II was $22,000,000, which was paid through the assumption of the existing
     $17,000,000 loan on the property and the balance paid in cash from a portion of the proceeds from the 2002 public offering.

o On September 6, 2002, the Company purchased 2.55 acres of vacant land, adjacent to Keystone Office Park in Indianapolis, Indiana, from Sheridan
     Realty Partners, L.P., a related party, for $320,000. The purchase price was paid through the issuance of 52,893 shares of the Company's common stock ($6.05 per share).





The accompanying notes are an integral part of these consolidated financial statements.

                                             6

                            AMERIVEST PROPERTIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)

1.   Organization

     AmeriVest Properties Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 25, 1993 and was reincorporated in the State of Maryland in 1999. Effective January 1, 1996, the Company commenced operating as a real estate investment trust ("REIT"). The Company owns and operates, through its wholly-owned subsidiaries, the following properties:

            Property                                    Location
            --------                                    --------
            Sheridan Plaza at Inverness               Englewood, CO
            Sheridan Center                            Denver, CO
            Kellogg Building                          Littleton, CO
            Panorama Falls (a)                        Englewood, CO
            Arrowhead Fountains                        Peoria, AZ
            Keystone Office Park                    Indianapolis, IN
            Parkway Centre II                           Plano, TX
            Bank of America Buildings (b)                 Texas
            State of Texas Buildings (c)                  Texas

               (a) 20% of the property is owned by the Company and 80% of the property is owned by Freemark Abbey Panorama, LLC as a tenant in common with the Company.
               (b) These four buildings are leased approximately 63% to Bank of America. The buildings are located in Mineral Wells, Georgetown, Henderson and Clifton, Texas.
               (c) These thirteen buildings are leased primarily to various agencies of the State of Texas. The buildings are located in Arlington, Paris, Marshall, Amarillo, El Paso (2), Bellville, Mission, Clint, Lubbock, Temple, Hempstead and Columbus, Texas.

2.   Interim Financial Statements

     The unaudited consolidated financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The consolidated results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements and notes should be read together with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2001.

     Certain prior period balances have been reclassified to conform to current period presentation.

3.   New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 addresses financial accounting and reporting for gains and losses realized from the extinguishment of debt. The Company does not expect its adoption of SFAS No. 145 to have a material impact on its net income or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company does not expect its adoption of SFAS No. 145 to have a material impact on its net income or cash flows.

4.  Agreement with Sheridan Realty Advisors, LLC

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

     The Agreement was further amended and restated as of December 31, 2001 to provide for the Company's acquisition of SRA's administrative and property management and accounting services business, along with the elimination of those related fees, effective January 1, 2002. As a result, most of SRA's employees, including three of the Company's senior executives, became employees of the Company and manage the day-to-day operations. The three senior executives also remain employees of SRA. SRA continues to advise the Company with respect to capital markets activity, real estate acquisitions and dispositions and major capital projects. For these services, SRA continues to earn the advisory and capital project fees under the amended and restated Agreement. For accounting purposes, due to the amendment of the Agreement effective January 1, 2002, the advisory and capital project fees are being expensed beginning in 2002.

     During 2000, SRA received incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of common stock at $5.00 per share. Issuance of the warrants was approved by the shareholders at the annual meeting on June 6, 2000. According to the Agreement, 225,000 of these warrants were granted and vested on the approval date. These vested warrants have an estimated fair value of $73,668, which is being amortized over the life of the Agreement through December 31, 2003. The remaining 525,000 warrants vest in an amount equal to 2.1% of capital deployed for real property acquisitions. As of September 30, 2002, all of the remaining 525,000 warrants vested and have an estimated fair value of $307,725, which has been capitalized with the related acquisition costs.

5.   Stock Offering

     On May 9, 2002, the Company's Registration Statement became effective with the Securities and Exchange Commission for an offering of up to 4,140,000 shares of common stock, including 540,000 shares to cover over-allotments, at a price of $6.05 per share. The Company received $22,781,538, net of the underwriting commissions and offering expenses, from the sale of all 4,140,000 shares. The proceeds are being used to acquire and refurbish additional properties, for capital improvements to existing properties, including Arrowhead Fountains, Sheridan Center and the Kellogg Building, in an amount up to $1,500,000, and for general corporate purposes.

6.   Acquisitions and Developments

     On September 5, 2002, the Company completed the acquisition of the Parkway Centre II office building. Parkway Centre II is located in Plano, Texas and contains 151,988 rentable square feet and is located on 6.4 acres. The aggregate purchase price for Parkway Centre II was $22,000,000, which was paid through the assumption of the existing $17,000,000 loan on the property and the balance paid in cash from a portion of the proceeds from the 2002 public offering. In connection with this acquisition, the Company paid an advisory fee to SRA in the amount of $251,910 in accordance with the Agreement.

     On September 6, 2002, the Company purchased 2.55 acres of vacant land, adjacent to Keystone Office Park in Indianapolis, Indiana, from Sheridan Realty Partners, L.P., a related party, for $320,000. The purchase price was paid by the issuance of 52,893 shares of common stock ($6.05 per share). The Company has commenced construction of an 18,000 square foot single-story office building on this site to accommodate existing tenant expansion needs and new tenants. The new building was designed to match the three existing buildings and is expected to be completed in the spring of 2003.

     The Company has entered into contracts to acquire two office properties within the next 60 days. The properties include a 186,000 square foot building in Denver, Colorado and a 171,000 square foot building in Dallas, Texas. The contracts are subject to a number of contingencies and there is no assurance that these acquisitions will occur.

7.   Mortgage Loans and Notes Payable

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

     In connection with the acquisition of Parkway Centre II, the Company assumed a loan with a principal balance of $17,000,000 from J.P. Morgan Chase Commercial Mortgage Securities Corporation. The loan bears interest at LIBOR plus 195 basis points, due in monthly installments of interest only, with the principal balance and accrued interest due on August 10, 2004. This loan may be prepaid at any time without penalty.

     The Company has a short-term revolving credit line from US Bank in the amount of $300,000 and a $1,500,000 short-term unsecured credit line from Sheridan Investments, LLC, a related party. At September 30, 2002, the Company did not have an outstanding balance on either of these lines of credit.

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

Results Of Operations
---------------------

Comparison of the three-month period ended September 30, 2002 to the three-month period ended September 30, 2001
---------------------------------------------------------------------------------------
                                                Three-Month Periods Ended
                                                       September 30,
                                                --------------------------
                                                   2002            2001         Change
                                                -----------    -----------    -----------
Rental revenue                                  $ 3,782,972    $ 2,697,223    $ 1,085,749

Property operating expenses-
   Operating expenses                               952,445        687,590        264,855
   Real estate taxes                                381,528        220,080        161,448
   Management fees                                   37,062        137,807       (100,745)
General and administrative expenses                 338,457        162,985        175,472
Advisory fee                                        251,910           --          251,910
Interest expense                                    955,557        845,987        109,570
Depreciation and amortization expense               770,501        534,296        236,205
                                                -----------    -----------    -----------
                                                  3,687,460      2,588,745      1,098,715
                                                -----------    -----------    -----------

Other Income/Loss-
   Interest income                                   83,064         71,184         11,880
   Equity in loss of unconsolidated affiliate       (16,151)          --          (16,151)
                                                -----------    -----------    -----------
                                                     66,913         71,184         (4,271)
                                                -----------    -----------    -----------

                                                -----------    -----------    -----------
Net Income                                      $   162,425    $   179,662    $   (17,237)
                                                ===========    ===========    ===========

Rental revenue

     The increase in rental revenue is due primarily to the inclusion of the operations of Arrowhead Fountains (acquired in November 2001), the Kellogg
Building (acquired in December 2001) and Parkway Centre II (acquired in
September 2002), offset by the exclusion of the operations of the Panorama Falls building (80% of which was sold in December 2001).

Property operating expenses

     Operating expenses and real estate taxes increased as a result of the above-mentioned transactions.

     The decrease in management fees is due to the Company's acquisition of Sheridan Realty Advisors, LLC ("SRA") administrative and property management and accounting services business, along with the elimination of those related fees, effective January 1, 2002. Subsequent to January 1, 2002, management fees decreased and general and administrative expenses increased due to the Company being internally managed versus externally managed in 2001.

General and administrative expenses

     The increase in general and administrative expenses is due to the above-mentioned acquisition of SRA's administrative and property management and accounting services business, together with an increase in corporate office staff necessary to manage the Company's continued growth. It is anticipated that general and administrative expenses will continue to increase as the Company acquires additional assets.


Advisory fee

     The expense recognized in 2002 represents the advisory fee earned by SRA in connection with the acquisition of Parkway Centre II. These fees were previously capitalized with the related acquisition costs, however, due to the amendment of the Agreement effective January 1, 2002, the advisory and capital project fees are being expensed beginning in 2002.

Interest expense

     The increase in interest expense is due to an increase in the average outstanding debt balance for the three-month period ended September 30, 2002 by approximately 62% from the prior year period. The increase in debt is primarily due to the above-mentioned transactions. The effect of the increase in debt level is partially offset by a decrease in interest rates, which resulted in lower interest costs on the Company's variable rate debt.

Depreciation and amortization expense

     The increase in depreciation and amortization expense is due to the overall increase in depreciable assets resulting from the above-mentioned transactions.

Interest income

     Interest income increased due to higher average outstanding cash balances in interest bearing accounts in 2002.

Equity in loss of unconsolidated affiliate

     The equity in loss of unconsolidated affiliate recognized in 2002 represents the Company's share of the net loss of Panorama Falls. The Company sold 80% of its interest in Panorama Falls in December 2001, retaining its current 20% interest.

Comparison of the nine-month period ended September 30, 2002 to the nine-month period ended September 30, 2001
--------------------------------------------------------------------------------------------------------------

                                                     Nine-Month Periods Ended
                                                           September 30,
                                                   ----------------------------
                                                       2002            2001          Change
                                                   ------------    ------------    ------------

Rental revenue                                     $ 10,937,842    $  7,496,114    $  3,441,728

Property operating expenses-
   Operating expenses                                 2,725,931       1,955,488         770,443
   Real estate taxes                                  1,006,350         594,282         412,068
   Management fees                                       96,944         380,653        (283,709)
General and administrative expenses                   1,070,091         521,266         548,825
Advisory fee                                            251,910            --           251,910
Impairment of deferred rents receivable                    --          (326,113)        326,113
Interest expense                                      2,774,083       2,336,038         438,045
Depreciation and amortization expense                 2,161,580       1,667,362         494,218
                                                   ------------    ------------    ------------
                                                     10,086,889       7,781,202       2,305,687
                                                   ------------    ------------    ------------

Other Income/Loss-
   Interest income                                      135,961          92,366          43,595
   Equity in loss of unconsolidated affiliates          (60,197)        (10,843)        (49,354)
                                                   ------------    ------------    ------------
                                                         75,764          81,523          (5,759)
                                                   ------------    ------------    ------------

Income (loss) before gain on sale of real estate        926,717        (203,565)      1,130,282
                                                   ------------    ------------    ------------

Gain on sale of real estate                                --         1,143,698      (1,143,698)
                                                   ------------    ------------    ------------
Net Income                                         $    926,717    $    940,133    $    (13,416)
                                                   ============    ============    ============

                                       11

Rental revenue

     The increase in rental revenue is due primarily to the inclusion of the operations of Sheridan Plaza at Inverness, LLC (acquired in April 2001) for the full nine months in 2002, Arrowhead Fountains (acquired in November 2001), the Kellogg Building (acquired in December 2001) and Parkway Centre II (acquired in September 2002), offset by the exclusion of the operations of the Giltedge building (sold in June 2001) and the Panorama Falls building (80% of which was sold in December 2001).

Property operating expenses

     Operating expenses and real estate taxes increased as a result of the above-mentioned transactions.

     The decrease in management fees is due to the aforementioned acquisition of SRA's administrative and property management and accounting services business.

General and administrative expenses

     The increase in general and administrative expenses is primarily due to the aforementioned acquisition of SRA's administrative and property management and accounting services business, together with an increase in corporate office staff necessary to manage the Company's continued growth.

Advisory fee

     The expense recognized in 2002 represents the advisory fee earned by SRA in connection with the acquisition of Parkway Centre II. These fees were previously capitalized with the related acquisition costs, however, due to the amendment of the Agreement effective January 1, 2002, the advisory and capital project fees are being expensed beginning in 2002.

Impairment of deferred rents receivable

     The charge recorded in 2001 represents an impairment of a deferred rent receivable from a significant tenant, Rhythms NetConnections, Inc., which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2001. Rhythms no longer occupies any space in any of the Company's buildings.

Interest expense

     The increase in interest expense is due to an increase in the average outstanding debt balance for the nine-month period ended September 30, 2002 by approximately 62% from the prior year period. The increase in debt is primarily due to the above-mentioned transactions. The effect of the increase in debt level is partially offset by a decrease in interest rates, which resulted in lower interest costs on the Company's variable rate debt.

Depreciation and amortization expense

     The net increase in depreciation and amortization expense is due to the overall increase in depreciable assets resulting from the above-mentioned transactions offset by the accelerated amortization of the Rhythms lease commission recorded during the second quarter of 2001.

Interest income

     Interest income increased due to higher average outstanding cash balances in interest bearing accounts in 2002.

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

                         Liquidity And Capital Resources
                         -------------------------------

Liquidity
---------

     Net cash from operations for the nine-month period ended September 30, 2002 was approximately $3.6 million and is the primary source of liquidity to fund distributions, debt service and capital expenditures. The Company also has lines of credit available to assist with such cash needs. In May 2002, the Company completed a public offering of common stock, which raised approximately $22.8 million, net of commissions and expenses. The proceeds are being used to acquire and refurbish additional properties, for capital improvements to existing properties, including Arrowhead Fountains, Sheridan Center and the Kellogg Building, in an amount up to $1,500,000, and for general corporate purposes.

     The Company has entered into contracts to acquire two office properties within the next 60 days. The properties include a 186,000 square foot building in Denver, Colorado and a 171,000 square foot building in Dallas, Texas. The contracts are subject to a number of contingencies and there is no assurance that these acquisitions will occur.

     Management believes that the cash flow from its existing properties and future acquisitions, together with its existing lines of credit, proceeds from the exercise of outstanding convertible securities and future capital transactions, will be sufficient to meet the Company's working capital needs and distribution requirements for the next year and beyond.

     The Company desires to acquire additional properties. In order to do so, it will need to raise additional debt and/or equity capital. The Company also intends to obtain credit facilities for short- and long-term borrowing with commercial banks or other financial institutions. The issuance of such securities or increase in debt for additional properties, of which there is no assurance, could adversely affect the amount of cash available to pay dividends to stockholders. The Company has entered into an agreement with a regional investment bank to assist in raising additional equity capital for acquisitions, capital improvements and working capital over the next few months.

Financing
---------

     Mortgage loans are collateralized by all properties. The following table details the scheduled maturities of mortgages as of September 30, 2002:

                 2002                      $   134,051
                 2003                       23,762,132
                 2004                       26,654,927
                 2005                          488,010
                 2006                       14,579,886
                 Thereafter                 10,833,284
                                           -----------
                 Total                     $76,452,290
                                           ===========

     Included in the 2003 maturities is the outstanding balance on the mortgage loan on Panorama Falls in the amount of $3,405,367. Although the Company sold 80% of its interest in the property, the Company has retained 100% of the loan balance on its balance sheet due to its continued obligation. As an offset, the Company has recorded a receivable for 80% of this amount as due from related party, with the remaining 20% included in the investment in unconsolidated affiliate balance.

     As of September 30, 2002, total mortgage loans (including the Panorama Falls loan) consisted of approximately $26.9 million of fixed rate debt with a weighted-average interest rate of approximately 7.9% and approximately $49.6 million of variable rate debt with a weighted-average interest rate of approximately 4.2%.

     The Company has a short-term revolving credit line from US Bank in the amount of $300,000 and a $1,500,000 short-term unsecured credit line from Sheridan Investments, LLC, a related party. At September 30, 2002, the Company did not have an outstanding balance on either of these lines of credit.

Inflation
---------

     Management believes that inflation should not have a material adverse effect on the Company. The Company's office leases require the tenants to pay increases in operating expenses should any inflationary pressures materialize.

Forward-Looking Statements
--------------------------

     Certain statements in this Form 10-QSB that are not historical facts are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the Company's current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which the Company operates. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Information concerning expected investment balances, expected funding sources, planned investments, forecasted dates and revenue and expense growth assumptions are examples of forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond the Company's control. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

     The Company's operating results depend primarily on income from its properties, which are substantially influenced by supply and demand for such properties, operating expense levels, property level operations and the pace and price at which the Company can develop, acquire or dispose of such properties. Capital and credit market conditions, which affect the Company's cost of capital, also influence operating results. See the Company's 2001 Form 10-KSB "Item 1. Business" for a more complete discussion of risk factors that could impact the Company's future financial performance.

Item 3. Controls and Procedures
-------------------------------

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of AmeriVest's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by AmeriVest in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in AmeriVest's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings
-------------------------

     Laura Smith v. Innerarity Austin, Inc. and AmeriVest Properties Inc. - no change

     Irma Carranza v. AmeriVest Properties Texas Inc. - no change

     On August 23, 2002, a lawsuit was filed in the District Court, County of Arapahoe, Colorado, against our AmeriVest Broadway Properties, Inc. subsidiary, Sheridan Realty Advisors, LLC and Porter Construction Services, Inc., by Jane Doe alleging that the defendants were negligent in maintaining security at our Panorama Falls building. The plaintiff alleges that due to the acts and omissions of the defendants, she was sexually assaulted and continues to suffer from physical injuries and mental anguish. The plaintiff seeks monetary relief, including exemplary damages, and pre- and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

     We have asserted a general denial of the material allegations in all lawsuits. These lawsuits, if adversely determined, could have a material adverse effect on our business and financial condition, and we cannot assure you that other lawsuits will not be filed. Our insurance company is defending us in these lawsuits.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

     On August 23, 2002, the Company issued 17,000 shares of common stock to an affiliate of the property manager of the Company's buildings that are leased to agencies of the State of Texas. The 17,000 shares issued represent a partial true up of the total shares to be issued in accordance with the original agreement. For accounting purposes, the shares of common stock were valued at $94,520 ($5.56 per share). The 17,000 shares of common stock were issued in a transaction exempt from registration under Section 4(2) and the rules there under.

     On September 6, 2002, the Company issued 52,893 shares of common stock to Sheridan Realty Partners, L.P., a related party, as consideration for the purchase of 2.55 acres of vacant land adjacent to Keystone Office Park in Indianapolis, Indiana, valued at $320,000 ($6.05 per share). The transaction was completed in accordance with the terms of an agreement to purchase such land between Sheridan Realty Partners, L.P. and the Company. The 52,893 shares of common stock were issued in a transaction exempt from registration under Section 4(2) and the rules there under.

Item 6. Exhibits And Reports On Form 8-K
----------------------------------------

     (a) Exhibits
     ------------

          99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K
     -----------------------

          (i) On August 9, 2002, the Registrant filed a Current Report on Form 8-K regarding a change of independent auditors.
          (ii) On September 19, 2002, the Registrant filed a Current Report on
               Form 8-K describing the acquisition of Parkway Centre II.
          (iii) On November 13, 2002, the Registrant filed a Current Report on
               Form 8-K/A-1 consisting of an amendment to the Current Report on Form 8-K dated September 5, 2002 (filed September 19, 2002) and included disclosures under "Item 7. Financial Statements and Exhibits" for the acquisition of Parkway Centre II.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERIVEST PROPERTIES INC.


November 13, 2002
                                             By: /s/ D. Scott Ikenberry
                                             --------------------------
                                             D. Scott Ikenberry
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)

Certifications
--------------

I, William T. Atkins, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of AmeriVest Properties Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002
                                             By: /s/ William T. Atkins
                                             -------------------------
                                             William T. Atkins
                                             Chief Executive Officer

I, D. Scott Ikenberry, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of AmeriVest Properties Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002
                                                By: /s/ D. Scott Ikenberry
                                                --------------------------
                                                D. Scott Ikenberry
                                                Chief Financial Officer