Form 10KSB
period 2002-12-31
AMERIVEST PROPERTIES INC
filed 2003-03-31
CIK 927102

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 1-14462

AMERIVEST PROPERTIES INC.

(Name of small business issuer in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	84-1240264 (I.R.S. Employer Identification Number)

1780 South Bellaire Street, Suite 100 Denver, Colorado (Address of Principal Executive Offices)	80222 (Zip Code)

(303) 297-1800
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock, $.001 par value	Name of Each Exchange on Which Registered American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None.
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were: $16,385,965

The aggregate market value of the issuer’s voting common stock held by non-affiliates of the issuer as of March 28, 2003 was $52,630,874 (computed on the basis of $6.16 per share which was the reported closing sale price of the issuer’s common stock on the American Stock Exchange on March 28, 2003).

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common stock as of March 28, 2003 was 11,542,713.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive proxy statement for its 2003 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Item 16	Principal Accountant Fees and Services	41

i

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Overview

AmeriVest Properties Inc. is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust (“REIT”). We primarily invest in and operate commercial office buildings in selective markets and lease the commercial office buildings to small and medium sized tenants. As of March 31, 2003, we own 27 properties, which include an aggregate of approximately 1,564,000 rentable square feet, located in Colorado, Texas, Arizona and Indiana.

Our current management team assumed control of our day-to-day operations on January 1, 2000, at which time we owned a portfolio of diversified properties. In 2000 and 2001, all of our properties were managed under an agreement with Sheridan Realty Advisors, LLC (“SRA”), which also managed our day-to-day operations and assisted and advised our Board of Directors with respect to real estate acquisitions and investment opportunities. Effective as of January 1, 2002, we purchased the administrative and property management and accounting services business from SRA for the sum of $100 plus the book value of the furniture, fixtures and equipment at December 31, 2001, which was approximately $50,000.

Throughout 2002, SRA continued as an outside advisor to the company in connection with our capital market activities, real estate acquisitions and dispositions and major capital projects and continued to earn an advisory and capital project fee for those services under the terms of our advisory agreement with them. Effective November 1, 2002, we terminated the advisory agreement. All fees earned by SRA under the advisory agreement were accrued as of December 31, 2002. SRA is owned by two of our executives, William T. Atkins and Alexander S. Hewitt.

Business Strategy

Since 1999, we have focused our efforts on the acquisition, rehabilitation and development of multi-tenant office buildings with an average tenant size of between 2,000 and 4,000 square feet in select cities. We have sold our non-office building assets, which at one time included one industrial and four self-storage properties, and since August 2000 all our assets have been office buildings.

We believe the public equity markets for REITs reward a strongly focused strategy and that the office sector can support a relatively higher valuation than many other property types. We have elected to focus on the office sector because we believe the demand for office space will continue to grow as the economy continues to transition from manufacturing to service businesses. We believe that demand will continue to grow in our target markets specifically and have responded by developing a focused strategy, the key elements of which follow:

Focus on Small Average Tenant Size

Our strategy is to focus on tenants that typically require 2,000 to 4,000 square feet of office space. Within the growing office sector, we believe that our niche focus on properties providing small average office space per tenant is appropriate due to the positive “corporate demographics” of small firms. According to data compiled by the Office of Advocacy of the U.S. Small Business Administration, there were more than 5.6 million employer-firms in the US economy in 2000. Of these firms, 98% employed fewer than 100 employees, and in 2000 this 98% employed 36% of all workers. Assuming each office worker occupies the national average of 150 square feet, these firms each require less than 15,000 square feet of office space. This research further reveals that in 2000, 89% of US businesses employed fewer than 20 employees, indicating an average office space requirement of no more than 3,000 square feet.

Provide a Superior, Consistent Product

We believe that this small tenant market has been underserved by most office landlords and that we bring a level of amenities to the small tenant that usually only larger tenants enjoy. We accomplish this through new development, such as AmeriVest Plaza, redevelopment of existing properties, such as Sheridan Center, Panorama Falls and Centerra, and improved management with a focus on customer service. For example, tenants in many of our core buildings enjoy a keyless entry card system to allow secure access 24 hours a day to their individual suites, as well as use of common area conference rooms with the latest telecommunications and presentation equipment. Entry lobbies feature touchpad electronic directories and, where possible, our buildings are engineered to provide control of heating and air conditioning in individual tenant suites. Signage for each tenant suite allows for the tenant’s individual logo to be incorporated on a common background. Each property is wired to offer high speed voice and data service from multiple telecom providers, and in some buildings tenants can elect to use the building’s centralized server and local area network as their own computer system, with 24 hour, seven days a week support from third party providers.

Simplify the Leasing Process

We operate our multi-tenant buildings under a “no-hassle” leasing philosophy, using a standard simplified lease that has been designed for fairness to both tenant and landlord. For every property, our lease rates are dictated by our rate matrix, a standardized menu of set rental rates based on lease term that is tied to the market rates for our submarkets. This rate matrix reduces negotiating time and provides for fairness and consistency to our tenants and their brokers. We also incorporate a turnkey tenant finish package, greatly reducing the time to design and build out finished space. Our streamlined system greatly reduces negotiation and space planning time and allows the tenant to move into its space earlier and with less aggravation than is usual in the leasing process.

Capitalize on the Perceived Risks

A frequently cited concern about the small and medium sized tenant office market is the perceived high level of credit risk. We believe that this perceived risk is higher than the actual risk and, thus, provides an effective deterrent for competition and an attractive opportunity for us. With a typical tenant size of between 2,000 and 4,000 square feet, the loss of a single tenant of such size does not meaningfully affect our financial results. Additionally, we maintain a high level of credit quality in our core office buildings through accounting and collection systems that flag any late payments and rigorously impose late payment penalty charges. Eviction action will be quickly taken if a tenant does not make timely lease payments. These control systems are centralized in our Denver headquarters and monitored by an experienced accounting staff.

Provide a High Level of Service

Another frequently cited concern about the small and medium size tenant is management intensity. We also believe that, based on our experience, the issue of management intensity may be largely a matter of mind-set. Smaller tenants may be viewed as problematic primarily because most property managers are accustomed to giving priority to their large users. With our deliberate focus on small and medium sized users, we bring a positive, service-oriented mentality to our tenants.

Our core buildings, feature a regional “Tenant Relations Advocate” whose job description is to interface regularly with all tenants and maximize tenant retention. The Tenant Relations Advocate, unlike a conventional property manager, does not have responsibility for the physical operation of a building, but rather is dedicated to tenant issues with a singular focus on tenant retention. The Tenant Relations Advocate personifies our service-oriented mentality and is available to resolve minor tenant service complaints before they develop into major issues.

Our Tenant Relations Advocates work with team leaders for each region, who in turn report to a senior manager in our Denver headquarters, providing direct and regular feedback on tenant concerns. We believe that our customer-focused management will improve our tenant retention rates.

Target Select Cities

We target buildings or projects containing at least 100,000 square feet, within select cities where we hope to build meaningful multi-property portfolios over the short and long-term. Historically, in order to employ our management resources in the most efficient manner, only cities within a two-hour air travel radius by air from our Denver headquarters were selected. As we grow, we may expand that two-hour air travel radius. The select cities also must be large enough in total office square footage to offer the possibility of multiple acquisitions and liquidity in the event of a desired sale and have a high concentration of firms of fewer than 20 employees. In the short term, we plan to focus our acquisition activities in the following cities:

1. Phoenix, AZ
2. Dallas, TX
3. Denver, CO
4. Indianapolis, IN
5. San Francisco, CA

Base on acquisition opportunities and general market conditions, we may add cities to and eliminate others from this list from time to time.

Operating Performance and Stockholder Return

Since 1997, which was our first full year as a public company, our average annual total return to stockholders was 22.7%. The following table compares our total return, based on stock price appreciation and reinvestment of all dividends, with the office REIT and equity REIT sectors, as reported by the National Association of Real Estate Investment Trusts (NAREIT), and the total return of the S&P 500, as reported by Morningstar.

Total Return* to Stockholders

	AmeriVest**	Office REIT***	Equity REIT***	S & P 500**

1 -Year (2002)	16.1%	(6.3%)	3.8%	(22.1%)
2 -Year Avg. (2001-2002)	24.6%	0.2%	8.9%	(17.0%)
3 -Year Avg. (2000-2002)	22.4%	11.9%	14.7%	(14.4%)
4 -Year Avg. (1999-2002)	23.1%	10.0%	9.9%	(5.5%)
5 -Year Avg. (1998-2002)	18.5%	4.5%	4.4%	1.3%
6 -Year Avg. (1997-2002)	22.7%	8.6%	7.0%	6.6%

*         Total return based on stock price appreciation and reinvestment of all dividends.

**       Morningstar, Inc. (Morningstar.com) as of December 31, 2002

***     National Association of Real Estate Investment Trusts (NAREIT)

We believe that by focusing on a specific property type in cities with a growing small tenant market, we should be able to increase our revenues, earnings and cash flows. Although there is no assurance or guarantee, it is our intention that growth in our revenues, earnings and cash flows, over the long term, will result in an increase in our stock price and the total return to our stockholders.

Acquisitions and dispositions

2003

Southwest Gas Acquisition

On February 6, 2003, we acquired the Southwest Gas Building. The Southwest Gas Building is located in Phoenix, Arizona and contains 147,660 rentable square feet on 7.38 acres of land. The purchase price for the Southwest Gas Building was $17,000,000, which was paid with $11,900,000 from a revolving credit facility with Fleet National Bank (the “Fleet Facility”) and the balance from a term loan, also from Fleet National Bank.

2002

Chateau Plaza Acquisition

On November 25, 2002, we acquired the Chateau Plaza office building. Chateau Plaza is located in Dallas, Texas and contains 171,335 rentable square feet on one acre of land. The purchase price for Chateau Plaza was $22,000,000, which was paid with $15,400,000 from the Fleet Facility and the balance paid in cash from a portion of the proceeds of our May 2002 public offering.

Centerra Acquisition

On November 12, 2002, we acquired the Centerra office building. Centerra is located in Denver, Colorado and contains 186,351 rentable square feet on 1.15 acres of land. The purchase price for Centerra was $18,658,300, which was paid with $13,057,660 from the Fleet Facility and the balance paid in cash from a portion of the proceeds of our May 2002 public offering.

Keystone Land Acquisition

On September 6, 2002, we acquired 2.55 acres of undeveloped land, adjacent to Keystone Office Park in Indianapolis, Indiana, from Sheridan Realty Partners, L.P., an affiliate, for $320,000. The purchase price was determined based on the fair market value of the land and was paid through the issuance of 52,893 shares of our common stock ($6.05 per share). In late 2002, we commenced construction of a 18,000 square foot building on this land.

Parkway Centre II Acquisition

On September 5, 2002, we acquired the Parkway Centre II office building. Parkway Centre II is located in Plano, Texas and contains 151,988 rentable square feet on 6.4 acres of land. The purchase price for Parkway Centre II was $22,000,000, which was paid with $17,000,000 from the assumption of the existing loan from J.P. Morgan Chase Commercial Mortgage Securities Corp. and the balance paid in cash from a portion of the proceeds of our May 2002 public offering.

2001

Kellogg Building Acquisition

On December 21, 2001, we acquired the Kellogg Building. The Kellogg Building is located in Littleton, Colorado and contains 111,695 rentable square feet on five acres of land. The purchase price for the Kellogg Building was $13,550,000, which was paid with $9,500,000 from the proceeds of a loan from US Bank National Association and the balance from a portion of the proceeds from the 2001 public offering.

Panorama Falls Sale

On December 6, 2001, we sold an 80% tenancy in common interest in the Panorama Falls building to a long-term investor affiliated with a large shareholder. Panorama Falls is a three-story office building with 60,004 rentable square feet on six acres of land located in Englewood, Colorado. The sales price for the interest in Panorama Falls was $4,880,000 payable as follows:

•          $2,180,000 to KeyBank National Association to pay down a portion of the mortgage loan;

•          assumption of 80% of the remaining mortgage loan in the amount of $2,395,732; and

•          the remainder of $304,268 in cash, less closing costs.

Arrowhead Fountains Acquisition

On November 19, 2001, we acquired the Arrowhead Fountains office building. Arrowhead Fountains is located in suburban Phoenix, Arizona and contains 96,092 rentable square feet on five acres of land. The purchase price for Arrowhead Fountains was $12,750,000, which was paid by the assumption of the mortgage loan from Nationwide Life Insurance Company with a principal balance of $9,300,000 and the balance from a portion of the proceeds from the 2001 public offering.

Odessa Sale

On October 23, 2001, we sold our office building in Odessa, Texas for $132,500. The sale resulted in a gain on sale of $12,747.

Giltedge Sale

On June 1, 2001, we sold our Giltedge building in Appleton, Wisconsin for $3,650,000. The sale resulted in a gain on sale of $1,143,698. The cash proceeds from this transaction of $458,030 were used to complete a tax-deferred exchange under Section 1031 of the Internal Revenue Code.

AmeriVest Plaza at Inverness (f/k/a Sheridan Plaza at Inverness) Acquisition

On April 1, 2001, we purchased from Sheridan Investments, LLC, an affiliate, 100% of the ownership interests of Sheridan Plaza at Inverness, LLC. Sheridan Plaza at Inverness, LLC owns two office buildings (which are known as AmeriVest Plaza at Inverness) located in Englewood, Colorado consisting of 118,720 rentable square feet on 6.7 acres of land with 405 total parking spaces, including 80 underground parking spaces. The purchase price was $22,895,067 and consisted of:

•          $705,135 for our 9.639% preferred membership interest in Sheridan Investments, LLC, the owner of all of the membership interests in Sheridan Plaza at Inverness LLC, which was transferred back to Sheridan Investments, LLC;

•          $6,474,329 paid with (1) 1,057,346 shares of our common stock, at a price of $5.69 per share (based on an average market price of the shares over a period of several days before and after the date of the announcement of the acquisition) and (2) the cash proceeds of $458,030 from the sale of the Giltedge building;

•          assumption of the mortgage loan in the amount of $14,954,425; and

•          assumption of other liabilities in the amount of $761,178.

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

2000

Sheridan Investments, LLC Membership Interest Acquisition

On September 29, 2000, we acquired a 9.639% preferred membership interest in Sheridan Investments, LLC, the sole owner of Sheridan Plaza at Inverness, LLC. The purchase price for the interest was $658,918, which we paid by issuing 131,784 shares of common stock and 65,892 common stock purchase warrants at $5.00 per share. This interest was transferred back to Sheridan Investments, LLC in April 2001 as partial consideration for the remaining interest in Sheridan Plaza at Inverness, LLC.

Sheridan Center Acquisition

On August 31, 2000, we acquired Sheridan Center, a three-building office complex in southeast Denver, Colorado for $9,600,000. The buildings contain 141,008 square feet on 3.74 acres of land. Funds for closing included approximately $1,818,000 held in escrow and on deposit as part of the tax-deferred exchange under Section 1031 of the Internal Revenue Code from the sale of the self-storage facilities, together with mortgage financing and a portion of the proceeds from our 2000 public offering.

Self-Storage Sale

On August 25, 2000, we sold four self-storage facilities in the metropolitan Denver, Colorado area for $8,400,000. This sale resulted in a gain on sale of approximately $2,557,000. The net proceeds of approximately $1,818,000 were used to complete a tax-deferred exchange under Section 1031 of the Internal Revenue Code for office building assets.

Panorama Falls Acquisition

On May 25, 2000, we acquired Panorama Falls for $5,900,000. Funds for closing included approximately $514,000 being held in escrow and on deposit as part of the tax-deferred exchange under Section 1031 of the Internal Revenue Code from the sale of the Broadway Property completed in December 1999, together with mortgage financing and short-term financing, which was partially repaid in August 2000 with proceeds from our 2000 public offering.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

This annual report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. All statements other than statements of historical facts included in or incorporated by reference into this annual report, including statements regarding our expected financial position, business strategy, plans and objectives of management for future operations, expected capital expenditures, expected funding sources, planned investments and forecasted dates, are forward-looking statements. These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which we operate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are often used to identify forward-looking statements. Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, these statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Additional cautionary statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in this annual report, including the statements contained in the “Risk Factors” section below. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this annual report are expressly qualified in their entirety by such cautionary statements.

Risk Factors

Our floating rate debt subjects us to interest rate risk.

As of December 31, 2002, 47% of our total property debt was at floating rates ranging from 195 to 275 basis points over LIBOR. Our current weighted-average interest rate on this floating rate debt is under 4%. Most of this debt is due in 2004 and 2005. Increases in interest rates could increase our interest expense, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our stockholders.

We face a strong competitive market, which could limit our ability to lease our properties or secure attractive investment opportunities.

Our business strategy contemplates expansion through acquisition. The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs, for the acquisition, development and operation of properties. Some of these companies are national or regional operators with far greater resources than we have. As a result, we may not be able or have the opportunity to make suitable investments on favorable terms in the future. Competition in a particular area also could adversely affect our ability to lease our properties or to increase or maintain rental rates. Thus, the presence of these competitors may impede the continuation and development of our business.

Our debt level may have a negative impact on our income and asset value.

We have incurred indebtedness in connection with the acquisition of our properties, and we may incur new indebtedness in the future in connection with our acquisition, development and operating activities. As a result of our use of debt, we will be subject to the risks normally associated with debt financing, including:

•	that our cash flow will be insufficient to make required payments of principal and interest;
•	that we will be unable to refinance some or all of our indebtedness;
•	that any refinancing will not be on terms as favorable as those of the existing indebtedness;
•	that required payments on mortgages and on our other indebtedness are not reduced if the economic performance of any property declines;
•	that debt service obligations will reduce funds available for distribution to our stockholders; and
•	that any default on our indebtedness could result in acceleration of those obligations.

If the economic performance of any of our properties declines, our ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, we may lose that property to lender foreclosure with a consequent loss of income and asset value.

We do not have a policy limiting the amount of debt that we may incur. Accordingly, our management and Board of Directors have discretion to increase the amount of our outstanding debt at any time. Our total liabilities to total market capitalization ratio of 62% at December 31, 2002 exceeds those normally carried by our competitors and REITs in general. Our higher leverage levels may make it difficult to obtain any additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. Our high leverage levels also may adversely affect the market value of our stock if we are perceived as more risky than our peers.

We may not be able to pay dividends to our stockholders regularly.

Our ability to pay dividends in the future depends on our ability to operate profitably and to generate cash from our operations in excess of debt service obligations. The payment of dividends is in the sole discretion of our board of directors. We cannot guarantee that we will be able to pay dividends consistently with historical payments.

We may incur tax liabilities as a result of failing to qualify as a REIT.

We believe that we have been organized and operated so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended, since our taxable year ended December 31, 1996. However, we cannot assure you that we will continue to be qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the requirements for qualification as a REIT or the federal income tax consequences of that qualification.

In order to qualify as a REIT, at all times during the second half of each taxable year following our first taxable year, no more than 50% in value of our shares may be owned, directly or indirectly and by applying constructive ownership rules, by five or fewer individuals, including some tax-exempt entities. Our bylaws provide restrictions regarding the transfer of shares, including a 9.0% limitation on the ownership of our shares by any stockholder, that are intended to assist us in continuing to satisfy this share ownership requirement. We are currently proposing for approval by our stockholders at our 2003 annual stockholder meeting an amendment to our Articles of Incorporation to incorporate the ownership limit from our bylaws. If the ownership limitation is not enforceable, a stockholder could acquire shares in excess of the 9.0% ownership limit such that more than 50% in value of our shares could be owned by five or fewer individuals, causing us to fail to qualify as a REIT.

If we were unable to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax on our taxable income at regular corporate rates and possibly to the alternative minimum tax. Unless we are entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification was lost. As a result, the funds available for distribution to our stockholders would be reduced for each of the years involved. In addition, we may have to incur substantial indebtedness or may have to liquidate substantial investments in order to pay the resulting federal income tax liabilities if differences in timing exist between the receipt of income and payment of our tax obligations. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to revoke our REIT election.

We may have to borrow money to make required distributions to our stockholders.

In order to qualify as a REIT, we generally are required each year to distribute to our stockholders at least 90% of our REIT taxable income, excluding any net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year plus 95% of our capital gain net income for that year plus any undistributed taxable income from prior periods. We intend to make distributions to our stockholders to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. We may have to borrow funds on a short-term basis to meet the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax if differences in timing between taxable income and cash available for distribution exist. Because we already have significant debt obligations and are highly leveraged, we may not be able to borrow these funds at favorable interest rates or at all.

Some of our buildings are subject to special income tax considerations, which could result in substantial tax liability upon their sale.

If we sell any of our Sheridan Center buildings before 2006 (ten years after the original acquisition date of the property or the property exchanged for that property), we will be required to pay tax at the highest applicable corporate rate on the excess of the buildings’ fair market value at the effective time of our REIT election over its adjusted basis at such time (or, if lesser, the excess of the fair market value of the building at the time of the sale over its adjusted basis at the time of the sale).

Because we used proceeds from the sale of the Giltedge building in Wisconsin to purchase AmeriVest Plaza in an exchange qualifying under Section 1031 of the Internal Revenue Code, we may also be required to hold AmeriVest Plaza until 2006 in order to avoid corporate tax on the appreciation of the exchanged property as of the effective date of our REIT election. If we are subject to tax on any such gain at the highest corporate rate, the amount of this corporate tax could be substantial. We may not have sufficient cash available to pay the corporate taxes resulting from the sale of these properties.

New developments and acquisitions may fail to perform as we expect.

Over the last few years, we have focused our efforts on the acquisition and redevelopment of multi-tenant office buildings. We intend to continue to selectively develop and acquire office properties. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. When we acquire a property, we often reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.

Development and construction risks could adversely affect our profitability.

We are currently improving several of our properties, have one property under development and may develop new properties in the future. Our renovation, redevelopment, development and related construction activities may subject us to the following risks:

•          We may be unable to obtain, or suffer delays in obtaining necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects.

•          We may incur construction costs for a property which exceed our original estimates due to increased costs for materials or labor or other costs that we did not anticipate.

•          We may not be able to obtain financing on favorable terms, which may make us unable to proceed with our development activities.

•          We may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs.

Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for a significant cash return. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions.

Failure to succeed in new markets may limit our growth.

We may make selected acquisitions outside our current market areas from time to time as appropriate opportunities arise. Our historical experience is in Colorado, Texas, Arizona and Indiana, and we may not be able to operate successfully in other market areas new to us. We may be exposed to a variety of risks if we choose to enter into new markets. These risks include:

•          a lack of market knowledge and understanding of the local economies;

•          an inability to identify acquisition or development opportunities;

•          an inability to obtain construction trades people; and

•          an unfamiliarity with local government and permitting procedures.

Any of these factors could adversely affect the profitability of projects outside our current markets and limit the success of our acquisition and development strategy.

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

Real estate investments are subject to varying degrees of risk. If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our income and ability to pay dividends to our stockholders will be adversely affected. Income from properties may be adversely affected by:

•          decreases in rent and/or occupancy rates due to competition or other factors;

•          increases in operating costs such as real estate taxes, insurance premiums, site maintenance and utilities;

•          changes in interest rates and the availability of financing; and

•          changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

Future terrorist attacks in the United States and international hostilities may result in declining economic activity, which could reduce the demand for and the value of our properties.

Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war, whether in the United States or abroad, may result in declining economic activity and reduced demand for our properties. A decrease in demand would make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction or loss. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor obligations under their existing leases.

These types of events also may adversely affect the markets in which our securities trade. These acts may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for real estate, delay the time in which our new or renovated properties reach stable occupancy, increase our operating expenses due to increased physical security and insurance costs for our properties and limit our access to capital or increase our cost of raising capital.

General economic conditions may adversely affect our financial condition and results of operations.

Periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults by our tenants under existing leases, which would adversely affect our financial position, results of operations, cash flow, trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.

Unfavorable changes in local market and economic conditions could hurt occupancy or rental rates.

Currently, our properties are located in Colorado, Texas, Arizona and Indiana. Economic conditions in our local markets may significantly affect occupancy and rental rates. Occupancy and rental rates, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The economic condition of our local markets may depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance in that market. Local real estate market conditions may include a large supply of competing space, and we will need to compete for tenants based on rental rates, attractiveness and location of a property, and quality of maintenance and management services.

We are subject to the credit risk of our tenants, which could result in lease payments not being made and a significant decrease in our revenues.

We are subject to the credit risk of our tenants. We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us. In particular, local economic conditions and factors affecting the industries in which our tenants operate may affect our tenants’ ability to make lease payments to us. Moreover, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms if a tenant defaults on its lease. The loss of rental revenues from a number of our tenants may adversely affect our profitability and our ability to meet our financial obligations.

We may be unable to renew leases or re-lease space on a timely basis or on comparable or better terms, which could significantly decrease our revenues.

Current tenants may not renew their leases upon the expiration of their terms. Alternatively, current tenants may attempt to terminate their leases prior to the expiration of their current terms. If non-renewals or terminations occur, we may not be able to locate a qualified replacement tenant and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations. Moreover, the terms of a renewal or new lease may be less favorable than current lease terms. This may cause affected properties to be impaired.

Loss of a significant tenant could lead to a substantial decrease in our cash flow.

Although we target tenants seeking 2,000 to 4,000 square feet of office space, we may have several significant tenants from time to time, the loss of any of which could adversely affect our cash flow and may cause affected properties to be impaired.

In December 2002, United Air Lines, Inc., which leased 19,000 square feet in our Centerra building, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and rejected its lease and vacated the premises.

In August 2001, Rhythms NetConnections, Inc., the primary tenant in our Panorama Falls building in Englewood, Colorado, also filed for reorganization under Chapter 11 of the US Bankruptcy Code. In November 2001, we agreed to terminate the lease.

Chateau Plaza in Dallas, Texas is approximately 70% (120,607 square feet) leased to a single tenant, Dean Foods Company, under a direct lease through December 2005. However the tenant has an option to terminate the lease as early as December 2003. Should the tenant elect to terminate the lease early, they are obligated to pay a termination penalty equal to three months of the current base rent plus any unamortized tenant improvement and leasing costs. The loss of this tenant could adversely affect our cash flow until we are able to re-lease the vacated space.

Currently, eleven of our office buildings are leased to various agencies of the State of Texas. Although each of these leases includes a specific termination date, the State of Texas may terminate a lease at any time state appropriated funds necessary to pay the required rents are unavailable or federally funded programs are curtailed. If the State of Texas were to terminate or fail to renew a lease, it may be difficult for us to locate another tenant on a timely basis or on comparable or better terms, especially for those buildings located in smaller cities and more remote locations. On occasion, the State of Texas may elect not to renew leases with us upon expiration. In November 2001, the State vacated our Clint, Texas building, which accounted for $125,676 in annual revenue. In 2002, we recognized an impairment in the value of this building of $275,000 due to difficulties in finding a replacement tenant. The impairment charge decreases the net book value of this property to our best estimate of its current market value. In December 2002, the State vacated our Paris, Texas building, which accounted for $242,567 in annual revenue. During 2003, the leases for our buildings in El Paso, Bellville and Amarillo, Texas expire and it has yet to be determined if the State will renew its leases for those properties.

Our uninsured and underinsured losses could result in loss of value of our properties.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable, as to which our facilities are at risk in their particular locations. Our management will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to requiring appropriate insurance on our investments at a reasonable cost and on suitable terms. These decisions may result in our having insurance coverage that, in the event of a substantial loss, would not be sufficient to repay us for the full current market value or current replacement cost. Also, due to inflation, changes in codes and ordinances, environmental considerations, and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed.

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

Historically, there has been extremely limited trading volume for our common stock. Our equity market capitalization places us at the extreme low end of market capitalization among all REITs. Because of our small market capitalization, substantially all of our investors are individuals. We cannot assure you that the market for our common stock will remain at current levels or expand. Due to our limited trading volume and small market capitalization, many investors may not be interested in owning our securities because of the inability to acquire or sell a substantial block of our stock at one time. This illiquidity could have an adverse effect on the market price of our common stock. In addition, a stockholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. Any substantial sale of our securities could have a material adverse effect on the market price of our common stock.

We may suffer environmental liabilities which could result in substantial costs.

Under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials that are located on or under the property. These laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of those substances. In connection with our ownership and operation of properties, we may be liable for these costs, which could be substantial. Also, our ability to arrange for financing secured by that real property might be adversely affected because of the presence of hazardous or toxic substances or the failure to properly remediate any contamination. In addition, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from our properties. In particular, two lawsuits have been filed against our AmeriVest Properties Texas Inc. subsidiary alleging that our Mission, Texas property is contaminated with airborne contaminants. Our insurance company is defending us in these lawsuits. These lawsuits, or similar lawsuits, if adversely determined, could have a material adverse effect on our business and financial condition, and we cannot assure you that other lawsuits will not be filed against us with respect to this building or our other buildings. We incurred costs of approximately $37,000 to monitor and evaluate the adequacy of the air quality in our Mission, Texas building.

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

Non-compliance with the Americans with Disabilities Act could result in compliance costs and fines.

Under the Americans with Disabilities Act of 1990, or the “ADA”, all public accommodations are required to meet certain federal requirements related to physical access and use by disabled persons. While we believe we are in compliance with the ADA requirements, a determination that we are not in compliance with the ADA could require capital expenditures to remove access barriers and non-compliance could result in the imposition of fines or an award of damages to private litigants. If we were required to make modifications to comply with the ADA or other governmental rules and regulations, our ability to make expected distributions to our stockholders could be adversely affected.

The ability of our stockholders to control our policies or effect a change in control of our company is limited, which may not be in our stockholders’ best interests.

Charter and Bylaws Provisions. Some provisions of our charter and bylaws may delay or prevent a change in control of our company or other transactions that could provide our common stockholders with a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of our stockholders. These provisions include:

•          Classified Board of Directors and size of Board fixed within range; removal of directors only for cause. Our Board of Directors is divided into three classes with staggered terms of office. The total number of directors is fixed by a majority vote of the Board of Directors within a range of a minimum of three and a maximum of nine. Directors may only be removed for cause. These provisions may make it more difficult for a third party to gain control of our Board of Directors. At least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our Board of Directors, and the number of directors cannot be increased above the maximum number of directors specified in our charter without board and stockholder approvals.

•          Two-thirds stockholder vote required to approve some amendments to the charter. Some amendments to our charter must be approved by the affirmative vote of stockholders holding at least 66 2/3% of the outstanding shares of our common stock, voting together as a single class. These voting requirements may make amendments to our charter that stockholders believe desirable more difficult to effect.

•          Issuance of preferred stock without stockholder approval. Our Board of Directors has the ability to authorize the issuance of preferred stock without stockholder approval and to set or change the designation, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, or terms or conditions of redemption of the preferred stock. Our Board of Directors could therefore authorize series of preferred stock that may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our stockholders.

•          Ownership Limit. In order to assist us in maintaining our qualification as a REIT, our bylaws contain provisions generally limiting the ownership of shares of our capital stock by any single stockholder to 9.0% of our outstanding shares, unless waived by our Board of Directors. We are currently proposing for approval by our stockholders at our 2003 annual meeting an amendment to our Articles of Incorporation to incorporate the ownership limit from our bylaws. These provisions could also delay or prevent an acquisition or change in control of our company that could benefit our stockholders. In 2000 and again in 2001, to allow Jerry Tepper, a director, to acquire newly issued shares, our Board granted one-time waivers of this restriction for Mr. Tepper who beneficially owns approximately 4% of our outstanding shares as of December 31, 2002. In April of 2002, our Board granted waivers allowing William T. Atkins and Alexander S. Hewitt, executives who beneficially own approximately 5% and 3%, respectively, of our outstanding shares as of December 31, 2002 as determined under the ownership limit, to beneficially own up to 12% and 10%, respectively, of our outstanding shares. In connection with these waivers, our Board also reduced the ownership limitation from 9.8% to 9%, as described above, so as to assist us in our continued qualification as a REIT. Sheridan Investments, LLC has also been granted a waiver by our Board allowing it to beneficially own up to 19% of our outstanding shares. For REIT qualification purposes, our outstanding shares that are owned by Sheridan Investments, LLC are treated as if such shares were owned by the members of Sheridan Investments, LLC in proportion to their respective membership interests. Sheridan Investments, LLC has represented to us that no individual will be treated as beneficially owning shares of our capital stock in excess of the 9% ownership limitation (except for Messrs. Atkins and Hewitt, who will not be treated as owning more than 12% and 10%, respectively, of our outstanding shares) as a result of Sheridan Investments, LLC owning up to 19% of our outstanding shares.

Maryland Business Statutes. As a Maryland corporation, we are subject to the provisions of the Maryland General Corporation Law. Maryland law imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions can occur. These provisions of Maryland law may have the effect of discouraging offers to acquire us even if the acquisition would be advantageous to our stockholders. These provisions include:

•          Unsolicited takeover provisions. Maryland law provides that the Board of Directors of a Maryland corporation is not subject to higher duties with regard to actions taken in a takeover context. These provisions may make it more difficult to effect an unsolicited takeover of a Maryland corporation. Maryland law also allows publicly held corporations with at least three independent trustees to elect to be governed by all or any part of Maryland law provisions relating to extraordinary actions and unsolicited takeovers.

•          Business combination with interested stockholders. The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuance of shares and other specified transactions, with an “interested stockholder” or its affiliates, for five years after the most recent date on which the interested stockholder became an interested stockholder and thereafter unless specified criteria are met.

•          Control share acquisition. The Maryland Control Shares Acquisition Act provides that shares acquired by any person over one-tenth, one-third and a majority of the voting power of a corporation do not have voting rights, except to the extent approved by the vote of two-thirds of the votes entitled to be cast on the matter.

Other constituencies. Maryland law expressly authorizes a Maryland corporation to include in its charter a provision that allows the Board of Directors to consider the effect of a potential acquisition of control on stockholders, employees, suppliers, customers, creditors and communities in which offices or other establishments of the corporation are located. Our current charter does not include a provision of this type. Maryland law also provides, however, that the inclusion or omission of this type of provision in the charter of a Maryland corporation does not create an inference concerning factors that may be considered by the Board of Directors regarding a potential acquisition of control. This law may allow our Board of Directors to reject an acquisition proposal even though the proposal was in the best interests of our stockholders.

Other Maryland laws. Maryland law also permits the board of directors of a REIT, without stockholder approval, and even if contrary to a company’s bylaws or charter, to classify the board of directors, require a two-

thirds vote for the removal of directors and give the board sole power to fill board vacancies occurring for any reason.

Competition

The business of managing, leasing and operating office buildings is competitive and we compete for tenants with other office buildings, including buildings owned by larger companies with more financial and other resources available to them. This competition could limit our ability to lease our properties, increase or maintain rental rates, or secure attractive investment opportunities. We will need to compete for tenants based on rental rates, attractiveness and location of a property, and quality of maintenance and management services. We believe that our niche focus on multi-tenant office buildings with smaller average tenant sizes will improve our ability to compete. Competitive conditions relating specifically to Chateau Plaza, Centerra, Parkway Centre II, AmeriVest Plaza and Sheridan Center are described above under “Description of Specific Properties.”

Employees

As of December 31, 2002, we had 30 employees.

Environmental Matters

Under various federal, state and local laws and regulations, an owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on that property. These laws often impose such liability regardless of whether the owner caused or knew of the presence of hazardous or toxic substances and regardless of whether the storage of those substances was in violation of a tenant’s lease. Furthermore, the costs of remediation or removal of those substances may be substantial, and the presence of hazardous or toxic substances, or the failure to promptly remediate those substances, may adversely affect the owner’s ability to sell the property or to borrow money using the property as collateral. In connection with the ownership and operation of the properties, we may be potentially liable for such costs.

We have obtained an environmental assessment of each of our properties. These environmental assessments have not revealed any environmental conditions that management believes will subject us to material liability. In addition, we have not been, nor do we have knowledge that any of the previous owners of the properties have been, notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of the properties. Although we have obtained environmental assessments of the properties, and although we are not aware of any notifications by any governmental authority of any material noncompliance, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. For a description of pending legal proceedings involving environmental issues, see “Legal Proceedings.”

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

Acquisition, Development and Investment Policies

Our business and growth strategies are designed to maximize total return to stockholders over the medium- and long-term with a niche property type and geographic focus. Our current policies contemplate the possibility of:

•          direct ownership of real estate properties, including ownership through wholly-owned subsidiaries, focusing on office properties with average tenant sizes of between 2,000 and 4,000 square feet;

•          indirect participation in those types of properties through investments in corporations, business trusts, general partnerships, limited partnerships, joint ventures and other legal entities; and

•          development and acquisition of unimproved property or the acquisition and conversion of existing structures.

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

If our Board of Directors decides to raise additional equity capital, our Board has the authority, generally without stockholder approval and provided we have sufficient authorized shares, to issue additional common stock or preferred stock in any manner, and on such terms and for such consideration, as our Board deems appropriate, including in exchange for property. Existing stockholders have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a stockholder’s investment in us.

ITEM 2.          PROPERTIES

At December 31, 2002, we owned and operated 26 office properties in Colorado, Texas, Indiana and Arizona. Other than as described under “Description of Specific Properties” below, we have no plans to renovate our office properties other than for routine capital maintenance. Given access to capital, we believe we will continue to be able to identify and complete acquisition and development opportunities.

The following table provides certain information about each of our office properties owned as of December 31, 2002:

Building - Location	Year Acquired	Rentable Area (a)	Percentage Occupancy at December 31, 2002	Average Rent Per Square Foot (b)

Core Properties:
Chateau Plaza – Dallas, TX	2002	171,335	97.6%	$22.79
Centerra – Denver, CO	2002	186,351	68.1%	$20.78
Parkway Centre II – Plano, TX	2002	151,988	97.9%	$20.84
Kellogg Building – Littleton, CO	2001	111,695	98.6%	$21.92
Arrowhead Fountains – Peoria, AZ	2001	96,092	100.0%	$21.41
AmeriVest Plaza at Inverness – Englewood, CO (c)	2001	118,720	99.2%	$23.57
Sheridan Center – Denver, CO	2000	141,008	79.5%	$15.83
Keystone Office Park – Indianapolis, IN	1999	96,520	97.1%	$17.33

Total Core Properties		1,073,709	90.6%	$20.76

Non-Core Properties:
Panorama Falls – Englewood, CO (d)	2000	60,004	70.8%	$19.15
Bank of America Buildings (e) Clifton, Georgetown, Henderson and Mineral Wells, TX	1998	60,095	97.4%	$16.00

State of Texas Buildings (f) Lubbock, El Paso (2), Clint, Temple, Bellville, Columbus, Hempstead, Mission, Arlington, Marshall, Amarillo and Paris, TX	1997-98	222,542	77.7%	$9.05

Total Non-Core Properties		342,641	80.0%	$12.10

Total Properties		1,416,350	88.0%	$18.86

   (a)   Includes office space but excludes storage, telecommunications and garage space.

   (b)   Annualized base rent divided by leased rentable area. Annualized base rent is original base rent plus contractual increases, but excludes percentage rent, additional rent (operating expense reimbursements) and parking.

   (c)   Formerly known as Sheridan Plaza at Inverness.

   (d)   20% of the property is owned by AmeriVest and 80% of the property is owned by Freemark Abbey Panorama, LLC as tenants in common.

   (e)   Buildings leased approximately 63% to Bank of America, with the remainder leased to a number of small and medium sized tenants.

    (f)   Buildings leased primarily to various agencies of the State of Texas.

The following charts illustrate the geographic distribution of our 100%-owned core properties (1) as of December 31, 2002 by square footage and 2002 revenues:

Figure 1 – Geographic Distribution by Square Footage

Figure 2 – Geographic Distribution by 2002 Revenues

(1)       Does not include Bank of America Buildings, State of Texas Buildings or Panorama Falls.

The following table categorizes the area leased to tenants of our 100%-owned core properties (1) by industry:

Industry	Percentage of Area

Wholesale trade and manufacturing	18.4%
Real estate	11.7%
Financial services – insurance	10.8%
Legal	9.1%
Financial services – advisement and brokerage	8.1%
Health care	8.0%
Consulting and business	7.9%
Computer systems and software	5.1%
Telecommunications	5.0%
Financial services – mortgage	4.2%
Accounting	3.4%
Other	2.9%
Travel, entertainment and food service	1.8%
Engineering	1.3%
Energy	0.9%
Financial services – banking	0.9%
Advertising and marketing	0.5%

   (1)   Does not include Bank of America Buildings, State of Texas Buildings or Panorama Falls.

Consolidated Lease Expirations

The following is a schedule of lease expirations for all of our properties over the next ten years:

Year	Number of Expiring Leases	Total Area of Expiring Leases	Annual Revenue from Expiring Leases	Percentage of Annual Revenue from Expiring Leases

2003	90	220,978	$3,711,134	16.8%
2004	78	183,400	$3,721,626	16.9%
2005	77	387,617	$7,944,186	36.0%
2006	40	146,460	$2,334,060	10.6%
2007	18	70,178	$1,398,962	6.4%
2008	11	43,829	$888,438	4.0%
2009	1	7,951	$166,971	0.8%
2010	3	62,735	$805,618	3.7%
2011	2	6,460	$90,125	0.4%
2012	5	46,361	$970,558	4.4%

Description of Specific Properties

As of December 31, 2002, the following five properties had book values greater than or equal to 10% of our consolidated assets: Chateau Plaza, Centerra, Parkway Centre II, AmeriVest Plaza at Inverness and Sheridan Center. Set forth below is a description of each of these properties.

Chateau Plaza

On November 25, 2002, we purchased the Chateau Plaza office building in Dallas, Texas. The 18-story building contains 171,335 rentable square feet and a 7-story parking garage located on one acre of land. The parking garage contains approximately 500 spaces. Chateau Plaza was built in 1986.

Chateau Plaza is located within Dallas’ renowned Turtle Creek/Uptown District. The property’s highly visible location at the northwest corner of McKinney Avenue and Fairmount Street, offers tenants quick access to a multitude of freeways and the McKinney Avenue trolley line.

Chateau Plaza is leased to 10 tenants at base rental rates ranging from $22.00 to $26.40 per rentable square foot. The average effective annual rent per square foot for the year ended December 31, 2002 was $22.79. Lease terms range from three to ten years.

The occupancy rate for Chateau Plaza was 98% at December 31, 2002, 89% at December 31, 2001, 89% at December 31, 2000, and 76% at December 31, 1999. Occupancy information for prior years is not available. One tenant, a specialty foods producer, occupies 10% or more of the rentable space. The tenant occupies 120,607 rentable square feet, or approximately 70% of the building, under a direct lease through December 2005. However the tenant has the option to terminate the lease as early as December 2003. Should the tenant elect to terminate the lease early, they are obligated to pay a termination penalty equal to three months of the current base rent plus any unamortized tenant improvement and leasing costs. The tenant is responsible for its pro-rata share of operating expenses and the lease contains base rent escalation provisions.

The following is a schedule of lease expirations for Chateau Plaza over the next ten years:

Year	Number of Expiring Leases	Total Area of Expiring Leases	Annual Revenue from Expiring Leases	Percentage of Annual Revenue from Expiring Leases

2003	1	6,528	$150,144	4.0%
2004	—	—	—	—
2005	5	140,536	$3,161,723	83.4%
2006	1	3,648	$87,552	2.3%
2007	—	—	—	—
2008	2	8,101	$186,635	4.9%
2009	—	—	—	—
2010	—	—	—	—
2011	—	—	—	—
2012	1	8,466	$203,184	5.4%

For 2002, the real estate taxes for Chateau Plaza were $602,741, which is equal to 2.8% of the assessed value of the property for real estate tax purposes as determined by the Dallas County Assessors Office.

Centerra

On November 12, 2002, we purchased the Centerra office building in Denver, Colorado. The 17-story building contains 186,351 rentable square feet and a 7-story parking garage located on 1.15 acres of land. The parking garage contains 587 spaces. Centerra was built in 1982.

Centerra is located in a central location between downtown Denver and the southeast suburbs along Interstate 25 at Colorado Boulevard, adjacent to Sheridan Center. The Colorado Department of Transportation and the Regional Transportation District have commenced construction of a light-rail system and highway expansion project on Interstate 25, or I-25. The project, which is scheduled to continue through June 2008, has disrupted traffic on I-25 due to lane closures and massive construction along 19 miles of the Interstate adjacent to Centerra, Sheridan Center and near our AmeriVest Plaza and Panorama Falls buildings. Centerra is located north of I-25 on the other side of most of the construction, which allows for alternative access from most metropolitan Denver locations. We believe that the central location of Centerra, together with our focus on tenants whose employees have more flexible work schedules than employees of larger companies, should minimize the adverse impact of the highway construction on occupancy levels and leasing activity at this project.

Centerra is leased to 33 tenants at base rental rates ranging from $14.00 to $23.65 per rentable square foot. The average effective annual rent per square foot for the year ended December 31, 2002 was $20.78. Lease terms range from three to seven years.

The occupancy rate for Centerra was 68% at December 31, 2002 and 82% at December 31, 2001. Occupancy information for prior years is not available. There are no tenants occupying 10% or more of the rentable area.

The following is a schedule of lease expirations for Centerra over the next ten years:

Year(1)	Number of Expiring Leases	Total Area of Expiring Leases	Annual Revenue from Expiring Leases	Percentage of Annual Revenue from Expiring Leases

2003	9	26,546	$547,459	21.2%
2004	5	18,940	$395,688	15.4%
2005	8	28,038	$597,211	23.2%
2006	1	2,432	$49,856	1.9%
2007	3	16,990	$347,382	13.5%
2008	7	32,168	$637,961	24.8%

   (1)   At December 31, 2002, there were no leases in effect with an expiration date after 2008.

For 2002, the real estate taxes for Centerra were $340,150, which is equal to 6.0% of the assessed value of the property for real estate tax purposes as determined by the Denver County Assessors Office.

Parkway Centre II

On September 5, 2002, we purchased the Parkway Centre II office building in Plano, Texas. The 6-story building contains 151,988 rentable square feet located on 6.4 acres of land. There is a parking structure containing 225 spaces and an additional 309 surface parking spaces, of which 84 are covered spaces. Parkway Centre II was built in 1999.

Parkway Centre II is located along the North Dallas Tollway, just south of Parker Road and north of the Willow Bend Fashion Mall in Plano, one of the fastest growing areas in Metropolitan Dallas.

Parkway Centre II is leased to 25 tenants at base rental rates ranging from $13.50 to $23.75 per rentable square foot. The average effective annual rent per square foot for the year ended December 31, 2002 was $20.84. Lease terms range from two to seven years.

The occupancy rate for Parkway Centre II was 98% at December 31, 2002, 100% at December 31, 2001, 100% at December 31, 2000 and 24% at December 31, 1999. There are no tenants occupying 10% or more of the rentable area.

The following is a schedule of lease expirations for Parkway Centre II over the next ten years:

Year(1)	Number of Expiring Leases	Total Area of Expiring Leases	Annual Revenue from Expiring Leases	Percentage of Annual Revenue from Expiring Leases

2003	6	18,637	$371,273	12.1%
2004	5	37,877	$745,407	24.4%
2005	7	48,968	$1,031,404	33.8%
2006	4	15,957	$329,249	10.8%
2007	3	27,295	$576,717	18.9%

   (1)   At December 31, 2002, there were no leases in effect with an expiration date after 2007.

For 2002, the real estate taxes for Parkway Centre II were $470,510, which is equal to 2.5% of the assessed value of the property for real estate tax purposes as determined by the Collin County Assessors Office.

AmeriVest Plaza at Inverness

On April 1, 2001, we purchased 100% of the ownership interests of Sheridan Plaza at Inverness, LLC. The primary assets of this entity are two multi-tenant office buildings, together known as AmeriVest Plaza at Inverness (f/k/a Sheridan Plaza at Inverness) located in Englewood, Colorado, and related assets. These two office buildings contain 118,720 square feet on approximately 6.7 acres of land with 405 total parking spaces, including 80 underground parking spaces. AmeriVest Plaza was built in 1998 and 1999.

AmeriVest Plaza is located within the Inverness Business Park just east of I-25 at County Line Road. We believe that the location of AmeriVest Plaza near the southern end of the highway project described above under “—Centerra” could be an advantage in leasing during the highway construction period. AmeriVest Plaza is at the southern end of the construction activity and is easily accessible from all southeast and east metro Denver residential areas. The property must compete with several medium sized office buildings in the area, including buildings that lease to small and medium sized tenants and including buildings owned by CarrAmerica and Mack Cali, but there is no dominant owner or building.

AmeriVest Plaza is leased to 37 tenants at base rental rates ranging from $20.00 to $26.21 per rentable square foot. The average effective annual rent per square foot for the year ended December 31, 2001 was $23.57. Lease terms range from two to six years.

The occupancy rate for AmeriVest Plaza was 99% at December 31, 2002, 100% at December 31, 2001, 100% at December 31, 2000 and 61% at December 31, 1999. One tenant, a local law firm, occupies 10% or more of the rentable space. The tenant occupies 19,502 rentable square feet under a direct lease through September 2005. The tenant is responsible for its pro-rata share of operating expenses and the lease contains annual base rent escalation provisions.

The following is a schedule of lease expirations for AmeriVest Plaza over the next ten years:

Year(1)	Number of Expiring Leases	Total Area of Expiring Leases	Annual Revenue from Expiring Leases	Percentage of Annual Revenue from Expiring Leases

2003	6	12,181	$302,581	11.1%
2004	13	35,091	$849,318	31.1%
2005	17	65,941	$1,533,945	56.3%
2006	1	2,012	$40,240	1.5%

   (1)   At December 31, 2002, there were no leases in effect with an expiration date after 2006.

For 2002, the real estate taxes for AmeriVest Plaza were $517,118, which is equal to 10.5% of the assessed value of the property for real estate tax purposes as determined by the Douglas County Assessors Office.

Sheridan Center

On August 31, 2000, we acquired the Sheridan Center office buildings, formerly known as The Writer Buildings. The project consists of one four-story, one five-story and one eight-story office building on 3.72 acres of land. The buildings total 141,008 rentable square feet and site improvements include parking for approximately 400 cars, including 129 spaces in a separate surface lot. The buildings were built in 1966, 1968 and 1971 and, prior to our renovation, were considered Class C office buildings. We have substantially renovated the buildings and the buildings are now considered Class B office buildings and command higher rental rates.

The property is located in a central location between downtown Denver and the southeast suburbs along I-25 at Colorado Boulevard, adjacent to Centerra. See above under “—Centerra” for a discussion of the ongoing highway project.

Sheridan Center competes with several smaller and larger buildings in the area, including buildings that lease to small and medium sized tenants.

Sheridan Center is leased to 97 tenants at base rental rates ranging from $12.00 to $18.00 per rentable square foot. The average effective annual rent per square foot for the year ended December 31, 2002 was $15.83. Lease terms range from one to five years.

The occupancy rate for Sheridan Center was 80% at December 31, 2002, 90% at December 31, 2001, 90% at December 31, 2000 and 91% at December 31, 1999. Occupancy information for prior years is not available. There are no tenants occupying 10% or more of the rentable area.

The following is a schedule of lease expirations for Sheridan Center over the next ten years:

Year(1)	Number of Expiring Leases	Total Area of Expiring Leases	Annual Revenue from Expiring Leases	Percentage of Annual Revenue from Expiring Leases

2003	30	35,908	$552,188	32.9%
2004	20	17,404	$282,932	16.8%
2005	19	18,124	$289,388	17.2%
2006	13	21,378	$347,314	20.7%
2007	8	11,782	$190,817	11.4%
2008	1	1,009	$16,649	1.0%

   (1)   At December 31, 2002, there were no leases in effect with an expiration date after 2008.

For 2002, the real estate taxes for Sheridan Center were $148,357, which is equal to 6.0% of the assessed value of the property for real estate tax purposes as determined by the Denver County Assessors Office.

Depreciation

The following table shows the federal tax basis at December 31, 2002 used to determine depreciation for federal income tax purposes on each of the aforementioned properties. For federal income tax purposes, depreciation is computed using the straight-line method over a useful life of 39 years, for a depreciation rate of 2.56% per year.

Federal Tax Basis

Chateau Plaza	$20,552,422
Centerra	$17,698,380
Parkway Centre II	$18,104,026
AmeriVest Plaza at Inverness	$19,522,011
Sheridan Center	$12,551,226

For financial reporting purposes, depreciation is determined in accordance with generally accepted accounting principles, which use different bases for the properties and useful lives of 40 years (Chateau Plaza, Centerra, Parkway Centre II and AmeriVest Plaza) and 25 years (Sheridan Center). For more information, see “Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies.”

Other Leases

State of Texas Office Building Leases

Eleven of our office buildings are leased to various agencies of the State of Texas with primary lease periods ranging from approximately six months to eight years, subject to the right of the State to terminate these leases as discussed below. Most of the leases grant five multiple renewal option periods of three years to five years at the election of the tenant. Although each of the leases with the State of Texas includes a specific termination date, the State of Texas may terminate a lease at any time that the legislature of the State of Texas fails to appropriate funds necessary to pay required rents, or federally-funded programs housed in one of these office buildings are discontinued. Prior to terminating the lease, the State of Texas may assign another agency to fill or partially fill the rented space, and the lease would be adjusted accordingly. Despite this risk, we have no information that would lead us to believe that the State of Texas is considering any such terminations. If the State of Texas terminates or fails to renew a lease, it may be difficult to locate another tenant in a timely manner or on comparable or better terms, especially for certain buildings in smaller cities or remote locations. In November 2001, the State vacated our Clint, Texas building, which accounted for $125,676 in annual revenue. In 2002, we recognized an impairment in the value of this building of $275,000 due to difficulties in finding a replacement tenant. The impairment charge decreases the net book value of this property to our best estimate of its current market value. In December 2002, the

State vacated our Paris, Texas building, which accounted for $242,567 in annual revenue. During 2003, the leases for our buildings in El Paso, Bellville and Amarillo, Texas expire and it has yet to be determined if the State will renew its leases for those properties.

Bank of America Building Leases

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

Property Improvements

We currently intend to spend up to $6,500,000 for capital improvements, including tenant finish, on our properties during 2003. This amount is in addition to amounts that will be expended for routine maintenance and repairs. This amount is to be funded from working capital, additional borrowing, the conversion of outstanding options and warrants, and the potential sale of additional equity securities.

Mortgage Loans and Notes Payable

The following is a summary of our outstanding mortgage loans and notes payable, classified by interest type (fixed or variable) and in order of maturity, as of December 31, 2002 and 2001:

	Outstanding Balance at December 31,

Description of Indebtedness	2002	2001

Mortgage Loans Payable - Fixed Interest Rate

Mortgage loan payable to Teachers Insurance and Annuity Association of America (TIAA Loan #1). Fixed interest at 7.90%, due in monthly principal and interest installments of $108,835, with the outstanding principal balance and accrued interest due on January 10, 2006. The note may not be prepaid, but may be defeased after January 2003 by providing non-callable U.S. government obligations in an amount sufficient to meet all interest and principal payments due under the note. This note is secured by a mortgage on AmeriVest Plaza at Inverness

	$ 14,721,273	$ 14,858,423

Mortgage loan payable to Teachers Insurance and Annuity Association of America (TIAA Loan #2). Fixed interest at 7.40%, due in monthly principal and interest installments of $217,552, with the outstanding principal balance and accrued interest due on January 1, 2013. This loan may be prepaid after December 31, 2007 subject to a prepayment penalty as defined in the loan agreement. This note is secured by mortgages on Sheridan Center, Arrowhead Fountains and the Kellogg Building	29,700,000	—

Mortgage loan payable to Jefferson Pilot. Fixed interest at 9.00%, due in monthly principal and interest installments of $17,095 through May 1, 2013. This note may be prepaid after March 31, 2003 but only if prepaid in full. A prepayment penalty is required, which declines by 1% per year from 6% in the first year prepayment is allowed down to 1%. This note is secured by a mortgage on four office buildings primarily leased to Bank of America	1,377,372	1,454,737

Mortgage loan payable to Security Life of Denver Insurance Company. Fixed interest at 8.00%, due in monthly principal and interest installments of $37,626 through May 1, 2022. The lender can call the outstanding balance due on June 1, 2007, June 1, 2012 or June 1, 2017. This note may be prepaid in full with a prepayment penalty equal to the greater of 1% of the outstanding loan amount or the excess of the present value of the remaining principal and interest payments discounted at the interest rate of the closest U.S. Treasury obligation for the remaining term. This note is secured by a mortgage on the Keystone Office Park

	4,435,814	4,528,498

Mortgage loan payable to Security Life of Denver Insurance Company. Fixed interest at 8.63%, due in monthly principal and interest installments of $4,403 through May 1, 2022. The lender can call the outstanding balance due on June 1, 2007, June 1, 2012 or June 1, 2017.

This note may be prepaid in full with a prepayment penalty equal to the greater of 1% of the outstanding loan amount or the excess of the present value of the remaining principal and interest payments discounted at the interest rate of the closest U.S. Treasury obligation for the remaining term. This note is secured by a mortgage on the Keystone Office Park	496,064	505,642

Mortgage loan payable to Transatlantic Capital Company, LLC. Fixed interest at 7.66%, due in monthly principal and interest installments of $42,612 through July 1, 2028, with the principal balance and accrued interest due on August 1, 2028. This note may be prepaid on or after July 1, 2008 without penalty and may currently be defeased by providing non-callable U.S. government obligations in an amount sufficient to meet all interest and principal payments due under the note. This note is secured by a mortgage on the State of Texas Buildings	5,735,061	5,798,637

Mortgage Loans Payable - Variable Interest Rate
Mortgage loan payable to KeyBank National Association. Interest at LIBOR plus 250 basis points (3.91% and 4.31% at December 31, 2002 and 2001 respectively), due in monthly interest only installments, with the principal balance and accrued interest due on June 1, 2003. This note may be prepaid at any time without penalty. This note is secured by a mortgage on Panorama Falls	4,072,283	3,004,494

Mortgage loan payable to J.P. Morgan Chase. Interest at LIBOR plus 195 basis points (3.39% at December 31, 2002), due in monthly interest only installments, with the principal balance and accrued interest due on August 10, 2004. This note may be prepaid at any time without penalty. This note is secured by a mortgage on Parkway Centre II	17,000,000	—

Mortgage loan payable to Fleet National Bank. This represents draws on a revolving credit facility with a maximum available amount of $30,000,000 at December 31, 2002. Interest at LIBOR plus 275 basis points (4.17% at December 31, 2002), due in monthly interest only installments, with the principal balance and accrued interest due on November 12, 2005. This note may be prepaid at any time without penalty. These notes are secured by mortgages on Centerra and Chateau Plaza	28,457,660	—

Mortgage loan payable to US Bank National Association. Interest at LIBOR (subject to our election) plus 225 basis points (4.89% at December 31, 2001). This note was repaid with the proceeds of the TIAA Loan #2	—	9,469,799

Mortgage loan payable to Nationwide Life Insurance Company. Interest at 1-month LIBOR plus 190 basis points (3.76% at December 31, 2001). This note was repaid with the proceeds of the TIAA Loan #2	—	9,300,000

Mortgage loan payable to US Bank National Association. Interest at the bank’s internal money market rate (subject to our election) plus 250 basis points (4.77% at December 31, 2001). This note was repaid with the proceeds of the TIAA Loan #2	—	9,488,194

Other Notes Payable
Note payable to Lease Capital Corporation. Fixed interest at 11.11%, due in monthly installments of $2,207 through October 31, 2007, at which time the principal balance will have been fully amortized. The note is secured by a security interest in a telephone system located in the Kellogg Executive Suites	98,705	—

Total	$ 106,094,232	$ 58,408,424

On February 6, 2003, in connection with the acquisition of the Southwest Gas Building, we increased the Fleet Facility from $30,000,000 to $42,000,000 and also obtained a $5,100,000 short-term loan from Fleet National Bank. Draws on the facility continue to bear interest at LIBOR plus 275 basis points and are due on November 12, 2005 and the short-term loan bears interest at LIBOR plus 500 basis points and is due on August 6, 2003.

Insurance

We believe that each of our properties is adequately covered by insurance under a blanket policy.

ITEM 3.           LEGAL PROCEEDINGS

On June 14, 2001, a lawsuit was filed in the District Court, Hidalgo County, Texas against Innerarity Austin, Inc., a Nevada corporation, and our AmeriVest Properties Texas, Inc. subsidiary, by Laura Smith alleging that the defendants were negligent and breached various duties in allowing our Mission, Texas building to be contaminated with airborne contaminants while leasing the premises to the plaintiff’s employer, the Texas Department of Human Services. Innerarity Austin, Inc. was the previous owner of the property. The plaintiff alleges that due to the acts and omissions of the defendants, she has suffered serious and some permanent injuries and severe physical and mental pain. The plaintiff seeks monetary and other relief, including exemplary damages, in excess of $50,000, and pre-judgment and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

On February 11, 2002, a lawsuit was filed in the District Court, Hidalgo County, Texas against our AmeriVest Properties Texas, Inc. subsidiary and Woodhaven Management Corporation, our external property manager, by Irma and Yreneo Carranza alleging that the defendants were negligent in maintaining our Mission, Texas building while leasing the premises to the plaintiff’s employer, the Texas Department of Human Services. The plaintiff alleges that due to the acts and omissions of the defendants, she has suffered serious and some permanent injuries and severe physical and mental pain, including loss of consortium. The plaintiff seeks monetary and other relief, including exemplary damages, and pre-judgment and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

On August 23, 2002, a lawsuit was filed in the District Court, County of Arapahoe, Colorado, against our AmeriVest Broadway Properties, Inc. subsidiary, SRA, Porter Construction Services, Inc., and others by Jane Doe alleging that the defendants were negligent in maintaining security at our Panorama Falls building. The plaintiff alleges that due to the acts and omissions of the defendants, she was sexually assaulted and continues to suffer from physical injuries and mental anguish. The plaintiff seeks monetary relief, including exemplary damages, and pre- and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

We have asserted a general denial of the material allegations in all lawsuits and our insurance companies are defending us in these lawsuits and are responsible for all costs. We believe that these lawsuits will not be adversely determined and/or will not have any effect on our business and financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the American Stock Exchange under the symbol “AMV” since January 27, 2000. From our initial public offering in November 1996 until our listing on the American Stock Exchange, our common stock traded on the Nasdaq SmallCap Stock Market under the symbol “AMVP.” The warrants issued in our initial public offering were traded on the Nasdaq SmallCap Stock Market under the symbol “AMVPW” until November 20, 2000 when they expired without being exercised.

The table below presents the range of high and low sale prices for our common stock during each of the quarters indicated, as reported by the American Stock Exchange and Nasdaq SmallCap Stock Market and the cash dividends per share paid with respect to those quarters:

	Common Stock

Quarter Ended	High	Low	Dividend Per Share

March 31, 2001	5.950	4.250	0.125
June 30, 2001	6.200	4.850	0.125
September 30, 2001	6.200	5.200	0.125
December 31, 2001	6.000	5.050	0.125
March 31, 2002	6.550	5.450	0.125
June 30, 2002	6.450	5.560	0.125
September 30, 2002	6.300	5.400	0.130
December 31, 2002	6.290	5.000	0.130

On March 28, 2003, the closing sale price for our common stock was $6.16 per share, as reported by the American Stock Exchange. On March 13, 2003, there were approximately 4,874 stockholders of AmeriVest, consisting of 308 holders of record. The information concerning beneficial owners is based on information provided by brokers and depositories who hold shares in their names on behalf of others.

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

Recent Sales of Unregistered Securities

During 2002, we issued shares of common stock that were not registered under the Securities Act of 1933 in the following transactions:

On September 6, 2002, we issued 52,893 shares of common stock to Sheridan Realty Partners, L.P., an affiliate, as full consideration for the purchase of 2.55 acres of undeveloped land adjacent to Keystone Office Park in Indianapolis, Indiana. The shares were recorded at $320,000 ($6.05 per share). The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Sections 3(b) and 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

On August 23, 2002 and November 26, 2002, the Company issued 17,000 and 4,114 shares, respectively, for a total of 21,114 shares of common stock to an unrelated third party. In 2001, the Company issued 100,211 shares to this entity as consideration for improvements made to a property in Arlington, Texas (see below). The 21,114 shares issued in 2002 represent the final reconciliation of the total shares to be issued in accordance with the original agreement. The shares were recorded at $117,394 ($5.56 per share). The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Sections 3(b) and 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

During 2002, we issued 60,000 shares of our common stock upon exercise of stock options by directors. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act based on a representation to us by each of the directors that such person was knowledgeable about our operations and financial condition at the time of receipt of the shares and was able to evaluate the risks and merits of receipt of the shares.

During 2002, we issued 54,150 shares of our common stock upon exercise of warrants by participants of the 2000 offering.

During 2001, we issued shares of common stock and warrants to purchase common stock that were not registered under the Securities Act of 1933 in the following transactions:

On June 7, 2001, we issued 100,211 shares of common stock to an unrelated third party as consideration for improvements made to a property in Arlington, Texas. These shares were recorded at $557,175 ($5.56 per share). The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Sections 3(b) and 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

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

On June 26, 2001, we issued 1,057,346 shares of common stock to Sheridan Investments, LLC, an affiliate, as a portion of the purchase price for 100% of the ownership interests of Sheridan Plaza at Inverness, LLC, effective April 1, 2001. The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act based on our belief that Sheridan Investments, LLC was an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

During 2001, we issued 164,200 shares of our common stock upon exercise of warrants by participants of the 2000 offering. In addition, we issued 65,892 shares of our common stock upon exercise of warrants by Sheridan Realty Partners, L.P.

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and comparison of the financial condition and results of operations of AmeriVest as of and for the years ended December 31, 2002, 2001 and 2000. These discussions should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

Results of Operations

Comparison of the years ended December 31, 2002 and 2001:

	Year Ended December 31,

	2002	2001	Change

Rental revenue	$16,385,965	$10,944,383	$5,441,582

Property operating expenses-
Operating expenses	3,935,774	2,643,448	1,292,326
Real estate taxes	1,628,455	1,132,819	495,636
Management fees	173,011	523,687	(350,676)
General and administrative expenses	1,755,104	677,845	1,077,259
Advisory and capital project fees	1,367,380	—	1,367,380
Impairment of investment in real estate	275,000	—	275,000
Impairment of deferred rents receivable	—	326,113	(326,113)
Interest expense	4,144,231	3,181,697	962,534
Depreciation and amortization expense	3,362,508	2,244,435	1,118,073

	16,641,463	10,730,044	5,911,419

Other income/(loss)-
Interest income	164,519	135,075	29,444
Equity in loss of unconsolidated affiliates	(66,295)	(17,366)	(48,929)

	98,224	117,709	(19,485)

(Loss) income before gain on sales of real estate	(157,274)	332,048	(489,322)

Gain on sales of real estate	—	1,156,445	(1,156,445)

Net (loss) income	$(157,274)	$1,488,493	$(1,645,767)

Rental revenue

The increase in rental revenue is due primarily to the inclusion of the operations of AmeriVest Plaza (acquired in April 2001), Arrowhead Fountains (acquired in November 2001) and the Kellogg Building (acquired in December 2001) for the entire year of 2002. The increase is also reflective of the partial year contribution of the 2002 acquisitions, including Parkway Centre II (acquired in September 2002), Centerra (acquired in November 2002) and Chateau Plaza (acquired in November 2002).

Property operating expenses

Operating expenses and real estate taxes increased primarily as a result of the above-mentioned transactions.

The decrease in management fees is due to our acquisition of SRA’s administrative and property management and accounting services business, along with the elimination of those related fees, effective January 1, 2002. Subsequent to January 1, 2002, management fees decreased and general and administrative expenses increased due to us being internally managed versus externally managed in 2001.

General and administrative expenses

The increase in general and administrative expenses is due to the above-mentioned acquisition of SRA’s administrative and property management and accounting services business, together with an increase in corporate office staff necessary to manage our continued growth. Furthermore, effective November 1, 2002, we terminated the Advisory Agreement with SRA and all remaining SRA employees became our employees. Although general and administrative expenses may continue to increase over the near-term, it is anticipated that these expenses will begin to decline as a percentage of revenue as we acquire additional properties.

Advisory and capital project fees

The expense recognized in 2002 represents the advisory and capital project fees earned by SRA, in accordance with the Advisory Agreement, for 2002 property acquisitions and as provided for in the Termination of Advisory Agreement we executed with SRA. Effective January 1, 2002, the Advisory Agreement was amended whereby certain SRA employees became our employees and as a result, the advisory and capital project fees were expensed. Prior to January 1, 2002, these fees were capitalized. Additionally, due to the termination of the Advisory Agreement effective November 1, 2002 whereby all remaining SRA employees became our employees, these fees have been eliminated.

Impairment of investment in real estate

The charge recognized represents an impairment in the value of our building in Clint, TX. The building is currently vacant and was previously leased to an agency of the State of Texas.

Impairment of deferred rents receivable

During the second quarter of 2001, we recorded an impairment of deferred rents receivable from a significant tenant, Rhythms NetConnections, Inc., which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We reached an agreement with Rhythms to terminate its lease effective November 1, 2001.

Interest expense

The increase in interest expense is due to an increase in the average outstanding debt balance for the year of 2002 by approximately 67% over the prior year. The effect of the increase in debt level is partially offset by a decrease in interest rates, which resulted in lower interest costs on our variable rate debt.

Depreciation and amortization expense

The increase in depreciation and amortization expense is due to the overall increase in depreciable assets resulting from the previously mentioned transactions.

Additionally, a portion of the increase is due to our adoption of SFAS No. 141, “Business Combinations” effective July 1, 2001, which requires that a portion of the purchase price of a property, representing the value of leasing costs of the in-place leases at the time of acquisition, must be allocated and amortized over the remaining lease terms. This results in the accelerated amortization of certain costs of properties acquired subsequent to July 1, 2001. Such costs were previously allocated to building and improvements and depreciated over 40 years. This will have a significant impact on our depreciation and amortization expense as long as we continue to acquire properties.

Interest income

Interest income increased due to higher average outstanding cash balances in interest bearing accounts in 2002 as compared to 2001.

Equity in loss of unconsolidated affiliates

The equity in loss of unconsolidated affiliates recognized in 2002 represents our share of the net loss of Panorama Falls. We sold 80% of our interest in Panorama Falls in December 2001, retaining our current 20% interest.

The amount recognized in 2001 represents our share of the net losses of Sheridan Investments, LLC (which owned Sheridan Plaza at Inverness, LLC) and Panorama Falls. The original 9.639% interest in Sheridan Investments, LLC was acquired in September 2000. This interest was then used as partial consideration for the acquisition of 100% of Sheridan Plaza at Inverness, LLC in April 2001.

Gain on sales of real estate

The gain recognized in 2001 was a result of the sales of the Giltedge building in the amount of $1,143,698 and the building in Odessa, Texas in the amount of $12,747.

Comparison of the years ended December 31, 2001 and 2000:

	Year Ended December 31,

	2001	2000	Change

Rental revenue	$10,944,383	$7,222,437	$3,721,946

Property operating expenses-
Operating expenses	2,643,448	1,946,633	696,815
Real estate taxes	1,132,819	668,224	464,595
Management fees	523,687	344,636	179,051
General and administrative expenses	677,845	517,019	160,826
Impairment of deferred rents receivable	326,113	—	326,113
Severance expense	—	255,442	(255,442)
Interest expense	3,181,697	2,167,869	1,013,828
Depreciation and amortization expense	2,244,435	1,205,795	1,038,640

	10,730,044	7,105,618	3,624,426

Other income/(loss)-
Interest income	135,075	55,874	79,201
Equity in loss of unconsolidated affiliates	(17,366)	(52,808)	35,442

	117,709	3,066	114,643

Income before gain on sales of real estate	332,048	119,885	212,163

Gain on sales of real estate	1,156,445	2,556,839	(1,400,394)

Net income	$1,488,493	$2,676,724	$(1,188,231)

Rental revenue

The increase in rental revenue is due primarily to the inclusion of the operations of Sheridan Center (acquired in August 2000) and AmeriVest Plaza, offset by the exclusion of the operations of the four self-storage facilities (sold in August 2000) and the Giltedge building (sold in June 2001). The acquisition of Arrowhead Fountains and the Kellogg Building, offset by the sale of the 80% interest in Panorama Falls (December 2001), also contributed to the net increase in rental revenue. Rental revenue for 2001 also included approximately $285,000 attributable to increased property taxes at AmeriVest Plaza, which were passed through to the tenants in accordance with their leases.

Property operating expenses

Operating expenses, real estate taxes and management fees increased primarily as a result of the above-mentioned transactions. Operating expenses also increased in 2001 due to planned maintenance projects, increased utility costs and increased property taxes at AmeriVest Plaza.

General and administrative expenses

The increase in general and administrative expenses is due to the above-mentioned transactions as well as costs related to our continued growth.

Impairment of deferred rents receivable

The charge recognized in 2001 represents an impairment of a deferred rent receivable from Rhythms.

Severance expense

The severance expense recognized in 2000 was in accordance with a separation agreement between a former officer and us.

Interest expense

The increase in interest expense is due to an increase in the average outstanding debt balance for the year of 2001 by approximately 66% from the prior year. The effect of the increase in debt level is partially offset by a decrease in interest rates, which results in lower interest costs on our floating rate debt.

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

Interest income

Interest income increased due to higher average outstanding cash balances in interest bearing accounts in 2001 as compared to 2000.

Equity in loss of unconsolidated affiliates

The equity in loss of unconsolidated affiliates recognized in 2001 represents our share of the net losses of Sheridan Investments, LLC and Panorama Falls. The amount recognized in 2000 solely relates to Sheridan Investments, LLC.

Gain on sales of real estate

The gain recognized in 2001 was a result of the sales of the Giltedge and Odessa, Texas buildings. The gain recognized in 2000 resulted from the sale of the four self-storage facilities.

Liquidity and Capital Resources

Operating Activities

Our net cash provided by operating activities increased to approximately $5,427,000 in 2002. This increase is primarily due to the inclusion of the operations of properties acquired in 2001 (AmeriVest Plaza at Inverness,

Arrowhead Fountains and the Kellogg Building) for a full year, as well as the contribution of those properties acquired in late 2002 (Parkway Centre II, Centerra and Chateau Plaza). This is the primary source of liquidity to fund dividend payments, debt service and capital expenditures. Management believes that the cash flow from our properties will be sufficient to meet our working capital needs for this year and beyond.

Investing and Financing Activities

Our net cash used in investing activities increased to approximately $50,312,000 in 2002 and is primarily attributable to the above referenced 2002 property acquisitions.

Our net cash provided by financing activities increased to approximately $46,085,000 in 2002. This increase is primarily due to our 2002 public offering of common stock, which raised approximately $22,749,000, net of commissions and expenses, and additional debt obtained of approximately $28,458,000, both of which were used to fund the above referenced 2002 property acquisitions. This increase was partially offset by an increase in dividend payments to approximately $4,191,000, which is due to the increase in shares outstanding resulting from our 2002 public offering, as well as costs of approximately $903,000 associated with the refinancing of three variable rate loans to a fixed rate portfolio loan and the establishment of the Fleet Facility.

The following summarizes the significant debt financing transactions that occurred during 2002:

In September 2002, we acquired Parkway Centre II and assumed the existing loan with a principal balance of $17,000,000 from J.P. Morgan Chase Commercial Mortgage Securities Corporation. This loan bears interest at LIBOR plus 195 basis points, matures on August 10, 2004 and is secured by the property.

In November 2002, we obtained the $30,000,000 Fleet Facility. The proceeds were used to acquire Centerra and Chateau Plaza. Outstanding balances bear interest at LIBOR plus 275 basis points, mature on November 12, 2005 and are secured by mortgages on the acquired properties. Subsequent to December 31, 2002, the available credit under this facility was increased to $42,000,000 and was utilized to purchase the Southwest Gas Building in February 2003.

In December 2002, we borrowed $29,700,000 from Teachers Insurance and Annuity Association of America. The proceeds were used to repay (i) two loans from US Bank National Association secured by Sheridan Center and the Kellogg Building, respectively, and (ii) a loan from Nationwide Life Insurance Company secured by Arrowhead Fountains. This loan bears interest at a fixed rate of 7.40%, matures on January 1, 2013 and is secured by mortgages on Arrowhead Fountains, the Kellogg Building and Sheridan Center. This loan allowed us to fix the interest rate on a large portion of our variable rate debt.

We desire to acquire additional properties. In order to do so, we will need to raise additional debt or equity capital. We also intend to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions. The issuance of such securities or increase in debt to acquire additional properties, of which there is no assurance, could adversely affect the amount of cash available to pay dividends to stockholders.

Scheduled Debt Maturities and Interest Rate Information

The following table details the scheduled maturities of mortgage loans and notes payable outstanding as of December 31, 2002:

2003	$4,934,054
2004	17,931,655
2005	29,464,912
2006	15,139,761
2007	969,752
Thereafter	37,654,098

Total	$106,094,232

Included in the 2003 maturities is the outstanding balance on the mortgage loan on Panorama Falls in the amount of $4,072,283. Although we sold 80% of our interest in the property, we have retained 100% of the loan balance on our balance sheet due to our continued guarantee of that obligation. As an offset, we have recorded a receivable of 80% of this amount as due from related party, with the remaining 20% included in the investment in unconsolidated affiliate balance.

As of December 31, 2002, approximately 53% of total mortgage loans outstanding (including the Panorama Falls loan) are fixed rate loans with a weighted-average interest rate of approximately 7.7%. The remaining 47% are variable rate loans with a weighted-average interest rate of approximately 3.9%.

Inflation

Management believes that inflation should not have a material adverse effect on our operations. Our office leases require the tenants to pay increases in operating expenses should any inflationary pressures materialize.

New Accounting Principles

In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We are required to adopt SFAS No. 145 on January 1, 2003. SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item. Upon adoption, early extinguishments will not continue to qualify for extraordinary item treatment. We do not anticipate that the adoption of SFAS No. 145 will have a material impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We are required to adopt SFAS No. 146 on January 1, 2003. SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. We do not anticipate the adoption of SFAS No. 146 will have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective immediately. We do not anticipate the adoption of SFAS No. 45 will have a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” We are required to adopt SFAS No. 148 for financial statements for fiscal years ending after December 15, 2002. We do not anticipate the adoption of SFAS No. 148 will have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.” We are required to adopt the Interpretation for financial statements for the fiscal year or interim period beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires the consolidation of results of variable interest entities in which we have a majority variable interest.

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

Investment in Real Estate

Upon acquisition, the purchase price of a property is allocated to land, building, leasing commissions and other intangible assets and associated liabilities as required by SFAS No. 141 “Business Combinations.” The allocation to land is based on our estimate of its fair value based on all available information including appraisals. The allocation to leasing commissions, as required by SFAS No. 141, represents the value associated with the in-

place leases, including leasing commission, legal and other related costs. Also required by SFAS No. 141, is the creation of an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of acquisition. This asset or liability is amortized over the life of the remaining in-place leases as an adjustment to revenue.

Investment in real estate is stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Estimated Useful Lives
Land	Not depreciated
Buildings and improvements	20 to 40 years
Furniture, fixtures and equipment	5 to 7 years
Tenant improvements and leasing commissions	Term of related lease

Maintenance and repairs are expensed as incurred and improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation and/or amortization are removed from the accounts and the resulting gain or loss is reflected in operations in the period in which such sale or retirement occurs. Allocating the purchase price of a property to the different components of investment in real estate, determining whether expenditures meet the criteria for capitalization and assigning depreciable lives is considered to be critical because it requires management to exercise significant judgment.

Valuation of Real Estate Assets

Long-lived assets to be held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continually evaluate the recoverability of our long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. Valuation of real estate assets is considered to be critical because the evaluation of impairment and the determination of fair values involve management’s assumptions relating to future economic events that could materially affect the determination of the fair value, and therefore the carrying amounts of our real estate.

Revenue Recognition

Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. We record rental revenue for the full term of each lease on a straight-line basis. Accordingly, we record a receivable from tenants for rents that we expect to collect over the remaining lease term as deferred rents receivable in the accompanying balance sheets. When we acquire a property, the term of the existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Revenue recognition is considered to be critical because the evaluation of the realizability of such deferred rents receivable involves management’s assumptions relating to such tenant’s viability.

ITEM 7.          FINANCIAL STATEMENTS

AMERIVEST PROPERTIES INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Reports	F-1-2

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6-7

Notes to Consolidated Financial Statements	F-8-23

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
AmeriVest Properties Inc.:

We have audited the 2002 consolidated financial statements of AmeriVest Properties Inc. as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of AmeriVest Properties Inc. as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 15, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVest Properties Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
March 7, 2003

THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF A PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT REISSUED THIS REPORT, NOR HAS ARTHUR ANDERSEN LLP CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-KSB (AFTER REASONABLE EFFORTS TO OBTAIN SUCH CONSENT). WHILE THE EXTENT OF ANY RESULTING LIMITATIONS ON RECOVERY BY INVESTORS IS UNCLEAR, THE LACK OF A CURRENTLY DATED CONSENT TO THE INCLUSION OF SUCH REPORT IN THIS ANNUAL REPORT ON FORM 10-KSB AND TO THE INCORPORATION OF SUCH REPORT INTO ANY OTHER FILING COULD LIMIT THE TIME WITHIN WHICH ANY ACTIONS MUST BE BROUGHT BY INVESTORS AGAINST ARTHUR ANDERSEN LLP FOR LIABILITIES ARISING UNDER SECTION 11 OF THE SECURITIES ACT OF 1933.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AmeriVest Properties Inc.:

We have audited the accompanying consolidated balance sheets of AmeriVest Properties Inc. (a Maryland corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP
Denver, Colorado March 15, 2002

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
Investment in real estate-
Land	$20,730,999	$14,137,891
Buildings and improvements	124,861,852	66,921,996
Furniture, fixtures and equipment	467,188	237,442
Tenant improvements	2,969,044	1,788,942
Tenant leasing commissions	2,339,876	813,418
Less accumulated depreciation and amortization	(6,383,631)	(3,058,662)

Net Investment in Real Estate	144,985,328	80,841,027

Cash and cash equivalents	2,318,566	1,119,355
Escrow deposits	2,335,519	673,213
Investment in unconsolidated affiliates	1,390,560	1,243,298
Due from related party	3,257,826	2,403,595
Due from unconsolidated affiliate	217,578	94,474
Accounts receivable	286,691	382,680
Deferred rents receivable	671,737	374,392
Deferred financing costs, net of accumulated amortization of $130,773 and $118,751, respectively	1,243,907	597,885
Prepaid expenses and other assets	475,875	272,569

Total Assets	$157,183,587	$88,002,488

LIABILITIES
Mortgage loans and notes payable	$106,094,232	$58,408,424
Accounts payable and accrued expenses	1,333,230	819,809
Due to related party	1,051,390	494,531
Accrued real estate taxes	1,714,594	1,564,341
Prepaid rents, deferred revenue and security deposits	1,656,507	883,116
Dividends payable	1,437,834	835,282

Total Liabilities	113,287,787	63,005,503

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value
Authorized – 5,000,000 shares
Issued and outstanding – none	—	—
Common stock, $.001 par value
Authorized – 15,000,000 shares
Issued and outstanding – 11,060,260 and 6,682,259 shares, respectively	11,060	6,682
Capital in excess of par value	55,247,483	31,132,650
Distributions in excess of accumulated earnings	(11,362,743)	(6,142,347)

Total Stockholders’ Equity	43,895,800	24,996,985

Total Liabilities and Stockholders’ Equity	$157,183,587	$88,002,488

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

REAL ESTATE OPERATING REVENUE
Rental revenue
Commercial properties	$16,385,965	$10,944,383	$6,360,902
Storage properties	—	—	861,535

Total Operating Revenue	16,385,965	10,944,383	7,222,437

REAL ESTATE OPERATING EXPENSES
Property operating expenses
Operating expenses	3,935,774	2,643,448	1,946,633
Real estate taxes	1,628,455	1,132,819	668,224
Management fees	173,011	523,687	344,636
General and administrative expenses	1,755,104	677,845	517,019
Advisory and capital project fees	1,367,380	—	—
Impairment of investment in real estate	275,000	—	—
Impairment of deferred rents receivable	—	326,113	—
Severance expense	—	—	255,442
Interest expense	4,144,231	3,181,697	2,167,869
Depreciation and amortization expense	3,362,508	2,244,435	1,205,795

Total Operating Expenses	16,641,463	10,730,044	7,105,618

OTHER INCOME/(LOSS)
Interest income	164,519	135,075	55,874
Equity in loss of unconsolidated affiliates	(66,295)	(17,366)	(52,808)

Total Other Income	98,224	117,709	3,066

(LOSS) INCOME BEFORE GAIN ON SALES OF REAL ESTATE	(157,274)	332,048	119,885

GAIN ON SALES OF REAL ESTATE	—	1,156,445	2,556,839

NET (LOSS) INCOME	$(157,274)	$1,488,493	$2,676,724

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.02)	$0.32	$1.07

Diluted	$(0.02)	$0.31	$1.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	9,341,608	4,680,719	2,492,584

Diluted	9,501,117	4,801,307	2,495,919

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock		Capital in Excess of Par Value	Distributions in Excess of Accumulated Earnings	Total

	Shares	Amount

Balance at December 31, 1999	2,228,850	$2,229	$8,179,723	$(1,923,176)	$6,258,776

Issuance of common stock -
Public offering, net of offering costs	600,000	600	2,930,541	—	2,931,141
Acquisition of interest in affiliate	131,784	132	658,786	—	658,918
Acquisition of life insurance policy	16,305	16	79,360	—	79,376
Issuance of incentive warrants	—	—	19,946	—	19,946
Amortization of incentive warrants	—	—	10,743	—	10,743
Dividends declared	—	—	—	(1,277,121)	(1,277,121)
Net income	—	—	—	2,676,724	2,676,724

Balance at December 31, 2000	2,976,939	2,977	11,879,099	(523,573)	11,358,503

Issuance of common stock -
Public offering, net of offering costs	2,262,047	2,262	10,960,467	—	10,962,729
Acquisition of property	1,057,346	1,057	6,015,242	—	6,016,299
Property improvements	100,211	100	557,075	—	557,175
Warrants exercised	230,092	230	1,150,230	—	1,150,460
Stock options exercised	17,000	17	73,616	—	73,633
Dividend Re-Investment Plan (“DRIP”)	38,624	39	216,098	—	216,137
Issuance of incentive warrants	—	—	262,405	—	262,405
Amortization of incentive warrants	—	—	18,418	—	18,418
Dividends declared	—	—	—	(2,599,710)	(2,599,710)
Deemed dividend resulting from property acquisition	—	—	—	(4,507,557)	(4,507,557)
Net income	—	—	—	1,488,493	1,488,493

Balance at December 31, 2001	6,682,259	6,682	31,132,650	(6,142,347)	24,996,985

Issuance of common stock -
Public offering, net of offering costs	4,140,000	4,140	22,744,898	—	22,749,038
Acquisition of land	52,893	53	319,947	—	320,000
Property improvements	21,114	21	117,373	—	117,394
Warrants exercised	54,150	54	270,696	—	270,750
Stock options exercised	60,000	60	270,756	—	270,816
Dividend Re-Investment Plan (“DRIP”)	47,196	47	269,830	—	269,877
Company 401(k) plan common stock match	2,648	3	15,730	—	15,733
Issuance of incentive warrants	—	—	61,095	—	61,095
Amortization of incentive warrants	—	—	44,508	—	44,508
Dividends declared	—	—	—	(5,063,122)	(5,063,122)
Net loss	—	—	—	(157,274)	(157,274)

Balance at December 31, 2002	11,060,260	$11,060	$55,247,483	$(11,362,743)	$43,895,800

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(157,274)	$1,488,493	$2,676,724
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
Gain on sales of real estate	—	(1,156,445)	(2,556,839)
Depreciation and amortization expense	3,362,508	2,244,435	1,205,795
Impairment of investment in real estate	275,000	—	—
Amortization of deferred financing costs	189,755	105,049	64,624
Write-off of unamortized deferred financing costs	135,258	—	—
Amortization of warrants	44,508	39,078	10,743
Equity in loss of unconsolidated affiliates	66,295	17,366	52,808
Amortization of deferred revenue	(47,884)	—	—
Impairment of deferred rents receivable	—	326,113	—
Accrued interest added to mortgage payable	—	123,894	422,052
Common stock issued to the Company’s 401(k) plan	15,733	—	—
Changes in assets and liabilities-
Accounts receivable	95,989	(212,832)	9,558
Deferred rents receivable	(297,345)	(175,924)	(524,581)
Prepaid expenses and other assets	(33,306)	(25,761)	(137,771)
Accounts payable and accrued expenses	1,070,280	173,184	720,100
Other liabilities	707,528	317,115	574,571

Net cash provided by operating activities	5,427,045	3,263,765	2,517,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and improvements of real estate, net of cash acquired and debt assumed	(49,853,956)	(25,314,629)	(16,861,713)
Leasing commissions paid	(165,362)	(117,035)	(531,793)
Deposit on real estate acquisition	(170,000)	—	—
Net advances to unconsolidated affiliate	(123,104)	(94,474)	—
Net proceeds from the sale of real estate	—	854,530	1,818,161
Distribution from unconsolidated affiliate	—	—	60,000
Release of escrow deposit	—	—	509,556

Net cash used in investing activities	(50,312,422)	(24,671,608)	(15,005,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to mortgage loans and notes payable	60,589,117	12,515,584	12,565,301
Payments on mortgage loans and notes payable	(30,971,098)	(1,358,268)	(1,023,165)
Payment of deferred financing costs	(971,035)	(201,806)	(146,299)
Net proceeds from public equity offering	22,749,038	10,962,729	2,931,141
Net proceeds from exercising of options and warrants	541,566	1,224,093	—
(Increase) decrease in escrow deposits	(1,662,306)	258,295	(77,868)
Dividends paid	(4,190,694)	(1,920,405)	(1,172,465)

Net cash provided by financing activities	46,084,588	21,480,222	13,076,645

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,199,211	72,379	588,640

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,119,355	1,046,976	458,336

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,318,566	$1,119,355	$1,046,976

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the year	$3,763,091	$2,932,659	$2,127,231

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to the Dividend Re-Investment Plan (“DRIP”)	$269,877	$216,137	$—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

During 2002 and 2001, the Company issued 21,114 and 100,211 shares, respectively, of common stock to an unrelated third party. These shares were issued to this entity as consideration for improvements made to a property in Arlington, Texas. These shares were recorded at $117,394 and $557,175, respectively, ($5.56 per share) and are included in investment in real estate on the accompanying consolidated balance sheet.

On September 5, 2002, the Company acquired the Parkway Centre II office building. The purchase price for Parkway Centre II was $22,000,000, which was paid through the assumption of the existing $17,000,000 loan on the property and the balance paid in cash from a portion of the proceeds from the 2002 public offering.

On September 6, 2002, the Company acquired 2.55 acres of undeveloped land, adjacent to Keystone Office Park in Indianapolis, Indiana, from Sheridan Realty Partners, L.P., an affiliate, for $320,000. The purchase price was paid through the issuance of 52,893 shares of the Company’s common stock ($6.05 per share).

On November 19, 2001, the Company acquired the Arrowhead Fountains office building. The purchase price for Arrowhead Fountains was $12,750,000, which was paid by the assumption of the mortgage loan from Nationwide Life Insurance Company with a principal balance of $9,300,000 and the balance from a portion of the proceeds from the 2001 public offering.

On June 1, 2001, the Company sold its Giltedge building for $3,650,000 and used the cash from closing of $3,111,624 was used to repay the outstanding principal balance on the mortgage loan secured by the property.

On April 1, 2001, the Company purchased from Sheridan Investments, LLC, an affiliate, 100% of the ownership interests of Sheridan Plaza at Inverness, LLC. The purchase price was $22,895,067 and consisted of:

•         $705,135 for the Company’s 9.639% preferred membership interest in Sheridan Investments, LLC, the owner of all of the membership interests in Sheridan Plaza at Inverness LLC, which was transferred back to Sheridan Investments, LLC;

•         $6,474,329 paid with (1) 1,057,346 shares of common stock at a price of $5.69 per share (based on an average market price of the shares over a period of several days before and after the date of the announcement of the acquisition) and (2) the cash proceeds of $458,030 from the sale of the Giltedge building;

•         assumption of the mortgage loan in the amount of $14,954,425; and

•         assumption of other liabilities in the amount of $761,178.

Due to the related party nature of this transaction, accounting principles generally accepted in the United States require the Company to record this acquisition at its historical net book value. The difference between the purchase price and the historical net book value was $4,507,557 and has been recorded as a non-cash deemed dividend.

On September 29, 2000, the Company purchased a 9.639% preferred membership interest in Sheridan Investments, LLC. The aggregate purchase price for this investment consisted of $658,918, which the Company paid by issuing 65,892 units, with each unit consisting of two shares of common stock and one redeemable common stock purchase warrant.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

AmeriVest Properties Inc. (the “Company”) is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust (“REIT”). The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants. As of December 31, 2002, the Company owns and operates, through its wholly-owned subsidiaries, the following properties:

Property	Location
Chateau Plaza	Dallas, TX
Centerra	Denver, CO
Parkway Centre II	Plano, TX
Kellogg Building	Littleton, CO
Arrowhead Fountains	Peoria, AZ
AmeriVest Plaza at Inverness	Englewood, CO
Sheridan Center	Denver, CO
Keystone Office Park	Indianapolis, IN
Panorama Falls (a)	Englewood, CO
Bank of America Buildings (b)	Texas
State of Texas Buildings (c)	Texas

   (a)   20% of the property is owned by the Company, 80% of the property is owned by Freemark Abbey

           Panorama, LLC as a tenant in common with the Company.

   (b)   These four buildings are leased approximately 63% to Bank of America. The buildings are located in Clifton, Georgetown, Henderson and Mineral Wells, Texas.

   (c)   Eleven of these thirteen buildings are leased primarily to various agencies of the State of Texas. The buildings are located in Lubbock, El Paso (2), Clint, Temple, Bellville, Columbus, Hempstead, Mission, Arlington, Marshall, Amarillo and Paris, Texas.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the consolidated operations of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Investment in Real Estate

Upon acquisition, the purchase price of a property is allocated to land, building, leasing commissions and other intangible assets and associated liabilities as required by Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.” The allocation to land is based on the Company’s estimate of its fair value based on all available information including appraisals. The allocation to leasing commissions, as required by SFAS No. 141, represents the value associated with the in-place leases, including leasing commission, legal and other related costs. Also required by SFAS No. 141 is the creation of an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of acquisition. This asset or liability is amortized over the life of the remaining in-place leases as an adjustment to revenue.

Investment in real estate is stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Estimated Useful Lives
Land	Not depreciated
Buildings and improvements	20 to 40 years
Furniture, fixtures and equipment	5 to 7 years
Tenant improvements and leasing commissions	Term of related lease

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

Revenue Recognition

Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants for rents that the Company expects to collect over the remaining lease term as deferred rents receivable in the accompanying consolidated balance sheets. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.

Sales of Properties

The Company accounts for the sale of properties under the full accrual method. Gains or losses on sale are recognized only after closing takes place, title has transferred, an adequate down payment has been received by the Company and the collectibility of the receivable from the buyer, if applicable, is reasonably assured.

Income Taxes

Effective January 1, 1996, the Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), as amended. As a REIT, the Company generally would not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. As of December 31, 2002, the Company has satisfied the requirements as defined in the Code.

Certain of the Company’s subsidiaries are subject to certain state excise and franchise taxes. The provision for such state taxes has been reflected in general and administrative expense in the accompanying consolidated statements of operations and has not been separately stated due to its insignificance.

For federal income tax purposes, the cash dividends paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Dividends declared for the year ended December 31, 2002 totaled $5,063,122 and are characterized as 56% ordinary income and 44% return of capital. Dividends declared for the year ended December 31, 2001 totaled $2,599,710 and are characterized as 46% ordinary income, 24% capital gain and 30% return of capital. Dividends declared for the year ended December 31, 2000 totaled

`$1,277,121, of which $905,003 were characterized as 100% return of capital. The remaining dividends of $372,118, which were declared in the fourth quarter and paid January 17, 2001, were treated as a 2001 dividend for federal income tax purposes.

Stock Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, the Company does not recognize compensation cost for options granted to employees whose exercise price is equal to or exceeds the fair value of the underlying stock as of the grant date and which qualify for fixed plan treatment.

Options and warrants issued to non-employees in exchange for goods or services are accounted for based on the fair value of the equity instruments issued. The measurement date is considered to be the issuance date, or if there are performance vesting provisions, when earned.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share for the years ended December 31, 2002, 2001 and 2000 would have been changed to the pro forma amounts indicated below:

	2002	2001	2000

Net (loss) income – as reported	$(157,274)	$1,488,493	$2,676,724
Total stock-based compensation expense based on fair value	(13,506)	(18,254)	(24,771)

Net (loss) income – pro forma	$(170,780)	$1,470,239	$2,651,953

Net (loss) income per basic share – as reported	$(0.02)	$0.32	$1.07

Net (loss) income per diluted share – as reported	$(0.02)	$0.31	$1.07

Net (loss) income per basic share – pro forma	$(0.02)	$0.31	$1.06

Net (loss) income per diluted share – pro forma	$(0.02)	$0.31	$1.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 8.5% to 11.3%, expected volatility of 25% to 30%, discount rate of 2.9% to 6.4%, and expected option lives of 5 years.

Fair Value

The Company’s financial instruments include accounts receivable, deferred rents receivable, accounts payable and accrued expenses, mortgage loans and notes payable. The fair values of these financial instruments were not materially different from their carrying or contract values.

Concentrations of Credit Risk

The Company leases office space to commercial businesses in Colorado, Texas, Arizona and Indiana. The Company also leases office space to State of Texas governmental agencies. The terms of the leases generally require basic rent payments at the beginning of each month. Credit risk associated with the lease agreements is limited to the amount of rents receivable from tenants less any related security deposits. Leases with the State of Texas governmental agencies may be canceled by the lessee should funding for the specific governmental agency on a complete agency basis be decreased or discontinued.

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

Escrow Deposits

In accordance with the loan agreements for five of the Company’s loans, the lenders require the Company to maintain reserves for real estate taxes, property insurance, capital improvements and/or tenant improvements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Principles

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The Company is required to adopt SFAS No. 145 on January 1, 2003. SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item. Upon adoption, early extinguishments will not continue to qualify for extraordinary item treatment. The Company does not anticipate that the adoption of SFAS No. 145 will have a material impact on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The Company is required to adopt SFAS No. 146 on January 1, 2003. SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. The Company does not anticipate the adoption of SFAS No. 146 will have a material impact on its financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective immediately. The Company does not anticipate the adoption of SFAS No. 45 will have a material impact on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” The Company is required to adopt SFAS No. 148 for financial statements for fiscal years ending after December 15, 2002. The Company does not anticipate the adoption of SFAS No. 148 will have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.” The Company is required to adopt the Interpretation for financial statements for the fiscal year or interim period beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires the consolidation of results of variable interest entities in which the Company has a majority variable interest.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation.

NOTE 3 - STOCK OFFERINGS

During May and June 2002, the Company offered 4,140,000 shares of common stock, including 540,000 shares to cover over-allotments, at a price of $6.05 per share. The Company received $22,749,038, net of the underwriting commissions and offering expenses, from the sale of all 4,140,000 shares. The proceeds were used to acquire additional properties, for capital improvements and for general corporate purposes.

During July and August 2001, the Company offered 2,300,000 shares of common stock, including 300,000 shares to cover over-allotments, at a price of $5.50 per share. The Company received $10,962,729, net of the underwriting commissions and offering expenses, from the sale of 2,262,047 shares. The proceeds were used to acquire additional properties, to repay debt, for capital improvements and for general corporate purposes.

During 2000, the Company offered 300,000 units, with each unit consisting of two shares of common stock and one common stock purchase warrant, at a price of $10.00 per unit. The warrants are exercisable at $5.00 per share and expire on July 10, 2005. The Company received $2,931,141, net of offering expenses, from the sale of 300,000 units. The proceeds were used to acquire additional properties, to repay debt, for capital improvements and for general corporate purposes.

NOTE 4 - ACQUISITIONS AND DISPOSITIONS

2002

Chateau Plaza Acquisition

On November 25, 2002, the Company acquired the Chateau Plaza office building. Chateau Plaza is located in Dallas, Texas and contains 171,335 rentable square feet on one acre of land. The purchase price for Chateau Plaza was $22,000,000, which was paid with $15,400,000 from a revolving credit facility with Fleet National Bank (the “Fleet Facility”) and the balance paid in cash from a portion of the proceeds of our May 2002 public offering.

Centerra Acquisition

On November 12, 2002, the Company acquired the Centerra office building. Centerra is located in Denver, Colorado and contains 186,351 rentable square feet on 1.15 acres of land. The purchase price for Centerra was $18,658,300, which was paid with $13,057,660 from the Fleet Facility and the balance paid in cash from a portion of the proceeds of our May 2002 public offering.

Keystone Land Acquisition

On September 6, 2002, the Company acquired 2.55 acres of undeveloped land, adjacent to Keystone Office Park in Indianapolis, Indiana, from Sheridan Realty Partners, L.P., an affiliate, for $320,000. The purchase price was determined based on the fair market value of the land and was paid through the issuance of 52,893 shares of our common stock ($6.05 per share). In late 2002, the Company commenced construction of a 18,000 square foot building on this land.

Parkway Centre II Acquisition

On September 5, 2002, the Company acquired the Parkway Centre II office building. Parkway Centre II is located in Plano, Texas and contains 151,988 rentable square feet on 6.4 acres of land. The purchase price for Parkway Centre II was $22,000,000, which was paid with $17,000,000 from the assumption of the existing loan from J.P. Morgan Chase Commercial Mortgage Securities Corp. and the balance paid in cash from a portion of the proceeds of our May 2002 public offering.

2001

Kellogg Building Acquisition

On December 21, 2001, the Company acquired the Kellogg Building. The Kellogg Building is located in Littleton, Colorado and contains 111,695 rentable square feet on five acres of land. The purchase price for the Kellogg Building was $13,550,000, which was paid with $9,500,000 from the proceeds of a loan from US Bank National Association and the balance from a portion of the proceeds from the 2001 public offering.

Panorama Falls Sale

On December 6, 2001, the Company sold an 80% tenancy in common interest in the Panorama Falls building to a long-term investor affiliated with a large shareholder. Panorama Falls is a three-story office building with 60,004 rentable square feet on six acres of land located in Englewood, Colorado. The sales price for the interest in Panorama Falls was $4,880,000 payable as follows:

•         $2,180,000 to KeyBank National Association to pay down a portion of the mortgage loan;

•         assumption of 80% of the remaining mortgage loan in the amount of $2,395,732; and

•         the remainder of $304,268 in cash, less closing costs.

Arrowhead Fountains Acquisition

On November 19, 2001, the Company acquired the Arrowhead Fountains office building. Arrowhead Fountains is located in suburban Phoenix, Arizona and contains 96,092 rentable square feet on five acres of land. The purchase price for Arrowhead Fountains was $12,750,000, which was paid by the assumption of the mortgage loan from Nationwide Life Insurance Company with a principal balance of $9,300,000 and the balance from a portion of the proceeds from the 2001 public offering.

Odessa Sale

On October 23, 2001, the Company sold an office building in Odessa, Texas for $132,500. The sale resulted in a gain on sale of $12,747.

Giltedge Sale

On June 1, 2001, the Company sold the Giltedge building in Appleton, Wisconsin for $3,650,000. The sale resulted in a gain on sale of $1,143,698. The cash proceeds from this transaction of $458,030 were used to complete a tax-deferred exchange under Section 1031 of the Internal Revenue Code.

AmeriVest Plaza at Inverness (f/k/a Sheridan Plaza at Inverness) Acquisition

On April 1, 2001, the Company purchased from Sheridan Investments, LLC, an affiliate, 100% of the ownership interests of Sheridan Plaza at Inverness, LLC. Sheridan Plaza at Inverness, LLC owns two office buildings located in Englewood, Colorado (which are known as AmeriVest Plaza at Inverness) consisting of 118,720 rentable square feet on 6.7 acres of land with 405 total parking spaces, including 80 underground parking spaces. The purchase price was $22,895,067 and consisted of:

•         $705,135 for our 9.639% preferred membership interest in Sheridan Investments, LLC, the owner of all of the membership interests in Sheridan Plaza at Inverness LLC, which was transferred back to Sheridan Investments, LLC;

•          $6,474,329 paid with (1) 1,057,346 shares of our common stock, at a price of $5.69 per share (based on an average market price of the shares over a period of several days before and after the date of the announcement of the acquisition) and (2) the cash proceeds of $458,030 from the sale of the Giltedge building;

•         assumption of the mortgage loan in the amount of $14,954,425; and

•         assumption of other liabilities in the amount of $761,178.

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

2000

Sheridan Investments, LLC Membership Interest Acquisition

On September 29, 2000, the Company purchased a 9.639% preferred membership interest in Sheridan Investments, LLC, the sole owner of Sheridan Plaza at Inverness, LLC. The purchase price for the interest was $658,918, which was paid by issuing 131,784 shares of common stock and 65,892 common stock purchase warrants at $5 per share. This interest was transferred back to Sheridan Investments, LLC in April 2001 as partial consideration for the remaining interest in Sheridan Plaza at Inverness, LLC.

Sheridan Center Acquisition

On August 31, 2000, the Company acquired Sheridan Center, a three-building office complex in southeast Denver, Colorado for $9,600,000. The buildings contain 141,008 square feet on 3.74 acres of land. Funds for closing included approximately $1,818,000 held in escrow and on deposit as part of the tax-deferred exchange under Section 1031 of the Internal Revenue Code from the sale of the self-storage facilities, together with mortgage financing and a portion of the proceeds from the 2000 public offering.

Self-Storage Sale

On August 25, 2000, the Company sold four self-storage facilities in the metropolitan Denver, Colorado area for $8,400,000. This sale resulted in a gain on sale of approximately $2,557,000. The net proceeds of approximately $1,818,000 were used to complete a tax-deferred exchange under Section 1031 of the Internal Revenue Code for office building assets.

Panorama Falls Acquisition

On May 25, 2000, the Company acquired Panorama Falls for $5,900,000. Funds for closing included approximately $514,000 being held in escrow and on deposit as part of the tax-deferred exchange under Section 1031 of the Internal Revenue Code from the sale of the Broadway Property completed in December 1999, together with mortgage financing and short-term financing, which was partially repaid in August 2000 with proceeds from our 2000 public offering.

NOTE 5 - INVESTMENT IN UNCONSOLIDATED AFFILIATES

In December 2001, the Company completed the sale of an 80% tenancy in common interest in the Panorama Falls building to a related party, retaining the remaining 20% interest. This interest is being accounted for under the equity method of accounting and is included as an investment in unconsolidated affiliate in the accompanying consolidated balance sheet. Due to the Company’s continued guarantee of the mortgage loan on Panorama Falls, the Company has retained 100% of the outstanding principal loan balance on its balance sheet. The balance at December 31, 2002 and 2001 was $4,072,283 and $3,004,494, respectively. As an offset, the Company has recorded a receivable for 80% of this amount, as due from related party with the remaining 20%, included in the investment in unconsolidated affiliate balance.

NOTE 6 – IMPAIRMENT OF INVESTMENT IN REAL ESTATE

In November 2001, the tenant vacated the Company’s 12,979 square foot building located in Clint, Texas upon its lease expiration. In 2002, the Company recognized an impairment in the value of the building of $275,000 due to difficulties in finding a replacement tenant. The impairment charge decreases the net book value of the property to the Company’s best estimate of its current market value based on current market conditions. The net book value of the property was $442,049 at December 31, 2002.

NOTE 7 – TENANT LEASES

The following table summarizes future minimum base rent to be received under non-cancelable tenant leases for the Company’s commercial properties expiring each year, at December 31, 2002:

2003	$20,394,747
2004	17,572,268
2005	12,805,650
2006	5,901,914
2007	3,859,123
Thereafter	8,043,699

Total	$68,577,401

Some leases also provide for additional rent based on increases in operating expenses. These increases are generally payable annually in the succeeding year.

For the years ended December 31, 2002 and 2001, there were no tenants who accounted for greater than 10% of revenues. For the year ended December 31, 2000, one tenant, a financial institution, accounted for approximately 11% of the revenues.

NOTE 8 - MORTGAGE LOANS AND NOTES PAYABLE

In September 2002, in connection with the Company’s acquisition of Parkway Centre II, the Company assumed a loan with a principal balance $17,000,000 from J.P. Morgan Chase Commercial Mortgage Securities Corporation (see terms of loan below).

In November 2002, the Company obtained the $30,000,000 Fleet Facility (see terms of loan below). The proceeds were used to acquire Centerra and Chateau Plaza. Subsequent to December 31, 2002, the available credit under this facility was increased to $42,000,000 and was utilized to purchase the Southwest Gas Building in February 2003.

In December 2002, the Company borrowed $29,700,000 from Teachers Insurance and Annuity Association of America (see terms of loan below). The proceeds were used to repay (i) two loans from US Bank National Association secured by Sheridan Center and the Kellogg Building, respectively and (ii) a loan from Nationwide Life Insurance Company secured by Arrowhead Fountains. This loan allowed the Company to fix the interest rate on a large portion of our variable rate debt.

The following is a summary of the Company’s outstanding mortgage loans and notes payable, classified by interest type (fixed or variable) and in order of maturity, as of December 31, 2002 and 2001:

	Outstanding Balance at December31

Description of Indebtedness	2002	2001

Mortgage Loans Payable - Fixed Interest Rate
Mortgage loan payable to Teachers Insurance and Annuity Association of America (TIAA Loan #1). Fixed interest at 7.90%, due in monthly principal and interest installments of $108,835, with the outstanding principal balance and accrued interest due on January 10, 2006. The note may not be prepaid, but may be defeased after January 2003 by providing non-callable U.S. government obligations in an amount sufficient to meet all interest and principal payments due under the note. This note is secured by a mortgage on AmeriVest Plaza at Inverness	$14,721,273	$14,858,423
Mortgage loan payable to Teachers Insurance and Annuity Association of America (TIAA Loan #2). Fixed interest at 7.40%, due in monthly principal and interest installments of $217,552, with the outstanding principal balance and accrued interest due on January 1, 2013. This loan may be prepaid after December 31, 2007 subject to a prepayment penalty as defined in the loan agreement. This note is secured by mortgages on Sheridan Center, Arrowhead Fountains and the Kellogg Building	29,700,000	—
Mortgage loan payable to Jefferson Pilot. Fixed interest at 9.00%, due in monthly principal and interest installments of $17,095 through May 1, 2013. This note may be prepaid after March 31, 2003 but only if prepaid in full. A prepayment penalty is required, which declines by 1% per year from 6% in the first year prepayment is allowed down to 1%. This note is secured by a mortgage on four office buildings primarily leased to Bank of America	1,377,372	1,454,737

Mortgage loan payable to Security Life of Denver Insurance Company. Fixed interest at 8.00%, due in monthly principal and interest installments of $37,626 through May 1, 2022. The lender can call the outstanding balance due on June 1, 2007, June 1, 2012 or June 1, 2017. This note may be prepaid in full with a prepayment penalty equal to the greater of 1% of the outstanding loan amount or the excess of the present value of the remaining principal and interest payments discounted at the interest rate of the closest U.S. Treasury obligation for the remaining term. This note is secured by a mortgage on the Keystone Office Park

	4,435,814	4,528,498

Mortgage loan payable to Security Life of Denver Insurance Company. Fixed interest at 8.63%, due in monthly principal and interest installments of $4,403 through May 1, 2022. The lender can call the outstanding balance due on June 1, 2007, June 1, 2012 or June 1, 2017. This note may be prepaid in full with a prepayment penalty equal to the greater of 1% of the outstanding loan amount or the excess of the present value of the remaining principal and interest payments discounted at the interest rate of the closest U.S. Treasury obligation for the remaining term. This note is secured by a mortgage on the Keystone Office Park

	496,064	505,642

Mortgage loan payable to Transatlantic Capital Company, LLC. Fixed interest at 7.66%, due in monthly principal and interest installments of $42,612 through July 1, 2028, with the principal balance and accrued interest due on August 1, 2028. This note may be prepaid on or after July 1, 2008 without penalty and may currently be defeased by providing non-callable U.S. government obligations in an amount

sufficient to meet all interest and principal payments due under the note. This note is secured by a mortgage on the State of Texas Buildings	5,735,061	5,798,637
Mortgage Loans Payable - Variable Interest Rate
Mortgage loan payable to KeyBank National Association. Interest at LIBOR plus 250 basis points (3.91% and 4.31% at December 31, 2002 and 2001 respectively), due in monthly interest only installments, with the principal balance and accrued interest due on June 1, 2003. This note may be prepaid at any time without penalty. This note is secured by a mortgage on Panorama Falls	4,072,283	3,004,494
Mortgage loan payable to J.P. Morgan Chase. Interest at LIBOR plus 195 basis points (3.39% at December 31, 2002), due in monthly interest only installments, with the principal balance and accrued interest due on August 10, 2004. This note may be prepaid at any time without penalty. This note is secured by a mortgage on Parkway Centre II	17,000,000	—
Mortgage loan payable to Fleet National Bank. This represents draws on a revolving credit facility with a maximum available amount of $30,000,000 at December 31, 2002. Interest at LIBOR plus 275 basis points (4.17% at December 31, 2002), due in monthly interest only installments, with the principal balance and accrued interest due on November 12, 2005. This note may be prepaid at any time without penalty. These notes are secured by mortgages on Centerra and Chateau Plaza	28,457,660	—
Mortgage loan payable to US Bank National Association. Interest at LIBOR (subject to our election) plus 225 basis points (4.89% at December 31, 2001). This note was repaid with the proceeds of the TIAA Loan #2	—	9,469,799
Mortgage loan payable to Nationwide Life Insurance Company. Interest at 1-month LIBOR plus 190 basis points (3.76% at December 31, 2001). This note was repaid with the proceeds of the TIAA Loan #2	—	9,300,000
Mortgage loan payable to US Bank National Association. Interest at the bank’s internal money market rate (subject to our election) plus 250 basis points (4.77% at December 31, 2001). This note was repaid with the proceeds of the TIAA Loan #2	—	9,488,194
Other Notes Payable
Note payable to Lease Capital Corporation. Fixed interest at 11.11%, due in monthly installments of $2,207 through October 31, 2007, at which time the principal balance will have been fully amortized. The note is secured by a security interest in a telephone system located in the Kellogg Executive Suites	98,705	—

Total	$106,094,232	$58,408,424

The following table details the scheduled maturities of mortgage loans and notes payable outstanding at December 31, 2002:

2003	$4,934,054
2004	17,931,655
2005	29,464,912
2006	15,139,761
2007	969,752
Thereafter	37,654,098

Total	$106,094,232

Certain of its mortgage lenders require the Company to comply with certain debt covenants as described in the specific loan documents, including the loan-to-value ratio, the interest coverage ratio and the fixed charge coverage ratio. The Company believes it is in compliance with all of its debt covenants at December 31, 2002.

Certain of its mortgage lenders require the Company to restrict funds to be used for the payment of insurance, real estate taxes and certain other expenditures. At December 31, 2002 and 2001, these amounts totaled $2,335,519 and $673,213, respectively, and are classified as escrow deposits on the accompanying consolidated balance sheets.

NOTE 9 - STOCK OPTION PLANS AND WARRANTS

Stock Option Plans

Pursuant to the Company’s 1995 and 1998 Stock Option Plans (collectively, the “Option Plans”), the Company may grant options to purchase an aggregate of 330,000 shares of the Company’s common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Option Plans may be incentive options qualifying for beneficial tax treatment for the recipient, non-qualified options or non-qualified, non-discretionary options. Directors who are not employees of the Company (“Outside Directors”) automatically receive options to purchase 12,000 shares pursuant to the Option Plans at the time of their election. None of these options are exercisable at the time of grant. One-third of these options become exercisable on December 30th of each of the first three years immediately following the date of grant. The exercise price for options granted to Outside Directors is the fair market value of the common stock on the date of grant, and all options granted to Outside Directors expire five years from the date of grant. On the date that all of an Outside Director’s options become exercisable, options to purchase an additional 12,000 shares, none of which are exercisable at that time, shall be granted to that Outside Director.

The status of outstanding options granted pursuant to the Company’s Option Plans was as follows:

	Number of Options Outstanding	Number of Options Exercisable	Weighted- Average Exercise Price	Weighted- Average Fair Value	Range of Exercise Prices

December 31, 1999	172,000	122,000	$4.66		$3.97-5.00

Granted at fair value	24,000		$4.44	$0.47	$4.13-4.75
Granted above fair value	10,000		$5.00	$0.44	$5.00
Forfeited	(3,000)		$4.19		$4.00-4.38

December 31, 2000	203,000	173,750	$4.65		$3.97-5.00

Granted at fair value	48,000		$4.99	$0.52	$4.75-5.70
Exercised	(17,000)		$4.33		$3.97-4.44
Forfeited	(20,000)		$4.70		$3.97-5.00

December 31, 2001	214,000	164,000	$4.74		$3.97-5.70

Granted at fair value	24,000		$6.22	$0.58	$6.22
Exercised	(60,000)		$4.51		$4.38-4.81
Forfeited	(20,000)		$4.90		$4.75-5.00

December 31, 2002	158,000	112,000	$5.04		$3.97-6.22

The weighted average remaining contractual life of options outstanding at December 31, 2002 was approximately 3 years.

At December 31, 2002, 2001 and 2000, options to purchase 95,000, 99,000 and 127,000 shares, respectively, were available to be granted pursuant to the Company’s Option Plans.

Warrants

At December 31, 2002 the status of exercisable warrants is as follows:

Issue Date	Exercisable	Exercise Price	Expiration Date

July 2000	81,650	$5.00	July 2005
June 2001	50,000	$7.00	July 2005

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company and/or its subsidiaries may become involved in litigation relating to claims arising out of its operations in the normal course of business. The following is a discussion of outstanding legal claims against the Company and by the Company:

On June 14, 2001, a lawsuit was filed in the District Court, Hidalgo County, Texas against Innerarity Austin, Inc., a Nevada corporation, and the Company’s wholly-owned subsidiary, AmeriVest Properties Texas, Inc., by Laura Smith alleging that the defendants were negligent and breached various duties in allowing the Company’s Mission, Texas building to be contaminated with airborne contaminants while leasing the premises to the plaintiff’s employer, the Texas Department of Human Services. Innerarity Austin, Inc. was the previous owner of the property. The plaintiff alleges that due to the acts and omissions of the defendants, she has suffered serious and some permanent injuries and severe physical and mental pain. The plaintiff seeks monetary and other relief, including exemplary damages, in excess of $50,000, and pre-judgment and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

On February 11, 2002, a lawsuit was filed in the District Court, Hidalgo County, Texas against the Company’s wholly-owned subsidiary, AmeriVest Properties Texas, Inc., and Woodhaven Management Corporation, the Company’s external property manager, by Irma and Yreneo Carranza alleging that the defendants were negligent in maintaining the Company’s Mission, Texas building while leasing the premises to the plaintiff’s employer, the Texas Department of Human Services. The plaintiff alleges that due to the acts and omissions of the defendants, she has suffered serious and some permanent injuries and severe physical and mental pain, including loss of consortium. The plaintiff seeks monetary and other relief, including exemplary damages, and pre-judgment and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

On August 23, 2002, a lawsuit was filed in the District Court, County of Arapahoe, Colorado, against the Company’s wholly-owned subsidiary, AmeriVest Broadway Properties, Inc., Sheridan Realty Advisors, LLC (“SRA”), Porter Construction Services, Inc. and others by Jane Doe alleging that the defendants were negligent in maintaining security at our Panorama Falls building. The plaintiff alleges that due to the acts and omissions of the defendants, she was sexually assaulted and continues to suffer from physical injuries and mental anguish. The plaintiff seeks monetary relief, including exemplary damages, and pre- and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

The Company has asserted a general denial of the material allegations in all lawsuits and the Company’s insurance companies are defending the Company in these lawsuits and are responsible for all costs. The Company believes that these lawsuits will not be adversely determined and/or will not have any effect on the Company’s business and financial condition.

NOTE 11 - RELATED PARTY TRANSACTIONS

Effective January 1, 2000 through December 31, 2001, all of the Company’s properties were managed under a Property Management and Advisory Agreement (as amended and restated on March 12, 2001 and December 31, 2001, the “Agreement”) with SRA, which also managed the day-to-day operations of the Company and assisted and advised the Board of Directors on real estate acquisitions and investment opportunities. SRA is owned by two of our executives, William T. Atkins and Alexander S. Hewitt. Effective January 1, 2002, the Company acquired the administrative and property management and accounting services business of SRA for approximately $50,000, which resulted in the Company employing most of SRA’s employees and the elimination of the related fees.

Furthermore, effective November 1, 2002, the Company terminated the Agreement in accordance with the Termination of Advisory Agreement entered into on December 27, 2002.

In accordance with the Agreement, SRA received an administrative fee, a property management and accounting fee, an advisory fee and a capital project fee for these services. The property management fee was calculated as 5% of gross collected rents, the advisory fee was calculated as 5% of capital deployed for real property acquisitions and the capital project fee was calculated as 3% of the total cost of capital projects in excess of $100,000. The following is a detail of the fees for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Administrative fee	$—	$199,080	$189,600
Property management and accounting fee	—	408,319	244,022
Advisory fee	1,267,380	898,005	141,180
Capital project fee	100,000	188,259	—

Total	$1,367,380	$1,693,663	$574,802

Due to the amendment of the Agreement effective January 1, 2002 whereby certain SRA employees became employees of the Company, the advisory and capital project fees were expensed in 2002. Prior to January 1, 2002, these fees were capitalized. Additionally, due to the termination of the Advisory Agreement effective November 1, 2002 whereby all remaining SRA employees became employees of the Company, these fees have been eliminated.

At December 31, 2002 and 2001, the Company had a payable due to SRA of $1,051,390 and $494,531, respectively, which consisted of unpaid fees and unreimbursed payroll costs.

In addition, SRA received incentive compensation in the form of five-year warrants to purchase up to 750,000 shares of common stock at $5.00 per share. Issuance of the warrants was approved by the shareholders at the annual meeting on June 6, 2000. According to the Agreement, 225,000 of these warrants were granted and vested on the approval date. The remaining 525,000 warrants vested in an amount equal to 2.1% of capital deployed for real property acquisitions. At December 31, 2002, all of the remaining 525,000 warrants were vested.

NOTE 12 - COMPREHENSIVE INCOME

There are no adjustments necessary to net income as presented in the accompanying consolidated statements of operations to derive comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

NOTE 13 - EARNINGS PER SHARE

The following represents a reconciliation of basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding and the related effect on earnings per share:

	2002	2001	2000

Weighted-average common shares outstanding - basic	9,341,608	4,680,719	2,492,584
Assumed conversion of stock options and warrants using the treasury stock method	159,509	120,588	3,335

Weighted-average common shares outstanding – diluted	9,501,117	4,801,307	2,495,919

Net (loss) income per common share - basic	$(0.02)	$0.32	$1.07

Net (loss) income per common share - diluted	$(0.02)	$0.31	$1.07

NOTE 14 - SEGMENT REPORTING

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

The Company has reportable segments organized by the region in which they operate as follows: Colorado, Texas, Arizona, Indiana and non-core. The Company’s non-core assets include the Bank of America Buildings, State of Texas Buildings and the Giltedge building.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from real estate from the combined properties in each segment.

	Colorado	Texas	Arizona	Indiana	Non-core	Corporate	Consolidated

2002
Real estate operating revenue	$8,160,710	$1,532,476	$2,126,544	$1,698,597	$2,867,163	$475	$16,385,965
Real estate operating expenses	2,718,846	478,899	588,868	581,948	1,324,172	44,507	5,737,240

Net operating income (loss)	5,441,864	1,053,577	1,537,676	1,116,649	1,542,991	(44,032)	10,648,725

Percent of consolidated net operating income (loss)	51.1%	9.9%	14.4%	10.5%	14.5%	(0.4%)	100.0%

Adjustments to arrive at net income-
General and administrative expenses	33,896	17,407	12,032	36,740	4,912	1,650,117	1,755,104
Advisory and capital project fees	366,470	585,910	250,000	165,000	—	—	1,367,380
Impairment of investment in real estate	—	—	—	—	275,000	—	275,000
Interest expense	2,413,962	282,047	442,361	402,081	578,243	25,537	4,144,231
Depreciation and amortization expense	1,845,939	268,269	369,454	358,889	496,423	23,534	3,362,508
Interest income	7,674	—	—	—	1,507	155,338	164,519
Equity in loss of unconsolidated affiliates	(66,295)	—	—	—	—	—	(66,295)

Total adjustments	(4,718,888)	(1,153,633)	(1,073,847)	(962,710)	(1,353,071)	(1,543,850)	(10,805,999)

Net income (loss)	$722,976	$(100,056)	$463,829	$153,939	$189,920	$(1,587,882)	$(157,274)

Net investment in real estate	$67,035,015	$43,969,357	$13,303,237	$8,963,184	$11,636,124	$78,411	$144,985,328

Additions to real estate investments	$21,441,678	$44,237,624	$395,965	$690,205	$326,008	$64,029	$67,155,509

Total assets	$73,124,993	$44,549,995	$13,419,895	$9,068,596	$12,588,896	$4,431,212	$157,183,587

2001
Real estate operating revenue	$5,854,005	$—	$231,473	$1,586,522	$3,272,368	$15	$10,944,383
Real estate operating expenses	1,965,636	—	61,664	675,323	1,578,913	18,418	4,299,954

Net operating income (loss)	3,888,369	—	169,809	911,199	1,693,455	(18,403)	6,644,429

Percent of consolidated net operating income (loss)	58.5%	0.0%	2.6%	13.7%	25.5%	(0.3%)	100.0%

Adjustments to arrive at net income-
General and administrative expenses	37,148	—	2,364	61,366	6,754	570,213	677,845
Impairment of deferred rents receivable	326,113	—	—	—	—	—	326,113
Interest expense	2,011,803	—	54,288	409,602	693,691	12,313	3,181,697
Depreciation and amortization expense	1,376,139	—	32,765	287,272	533,106	15,153	2,244,435
Interest income	7,494	—	218	—	18,104	109,259	135,075
Equity in loss of unconsolidated affiliates	(17,366)	—	—	—	—	—	(17,366)
Gain on sales of real estate	—	—	—	—	1,156,445	—	1,156,445

Total adjustments	(3,761,075)	—	(89,199)	(758,240)	(59,002)	(488,420)	(5,155,936)

Net income (loss)	$127,294	$—	$80,610	$152,959	$1,634,453	$(506,823)	$1,488,493

Net investment in real estate	$47,439,477	$—	$13,012,727	$8,269,368	$12,081,540	$37,915	$80,841,027

Additions to real estate investments	$38,235,663	$—	$13,045,491	$329,581	$996,747	$13,461	$52,620,943

Total assets	$52,213,139	$—	$13,186,546	$8,369,028	$12,811,293	$1,422,482	$88,002,488

2000
Real estate operating revenue	$2,079,866	$—	$—	$1,519,941	$3,622,630	$—	$7,222,437
Real estate operating expenses	629,923	—	—	608,767	1,710,060	10,743	2,959,493

Net operating income (loss)	1,449,943	—	—	911,174	1,912,570	(10,743)	4,262,944

Percent of consolidated net operating income (loss)	34.0%	0.0%	0.0%	21.4%	44.9%	(0.3%)	100.0%

Adjustments to arrive at net income-
General and administrative expenses	62,849	—	—	19,225	10,444	424,501	517,019
Severance expense	—	—	—	—	—	255,442	255,442
Interest expense	880,962	—	—	417,929	863,028	5,950	2,167,869
Depreciation and amortization expense	439,834	—	—	208,384	545,975	11,602	1,205,795
Interest income	13,739	—	—	—	14,389	27,746	55,874
Equity in loss of unconsolidated affiliates	(52,808)	—	—	—	—	—	(52,808)
Gain on sales of real estate	2,556,839	—	—	—	—	—	2,556,839

Total adjustments	1,134,125	—	—	(645,538)	(1,405,058)	(669,749)	(1,586,220)

Net income (loss)	$2,584,068	$—	$—	$265,636	$507,512	$(680,492)	$2,676,724

Net investment in real estate	$16,601,509	$—	$—	$8,227,058	$14,054,203	$39,610	$38,922,380

Additions to real estate investments	$6,954,495	$—	$—	$465,497	$102,272	$5,695	$7,527,959

Total assets	$17,763,388	$—	$—	$8,321,881	$14,922,336	$1,356,192	$42,363,797

NOTE 15 - SUBSEQUENT EVENTS

On February 6, 2003, the Company increased the Fleet Facility from $30,000,000 to $42,000,000. Draws on this facility continue to bear interest at LIBOR plus 275 basis points and are due on November 12, 2005.

On February 6, 2003, the Company acquired the Southwest Gas Building. The Southwest Gas Building is located in Phoenix, Arizona and contains 147,660 rentable square feet on 7.38 acres of land. The purchase price for the Southwest Gas Building was $17,000,000, which was paid with $11,900,000 from the Fleet Facility and $5,100,000 from a short-term loan also from Fleet National Bank. The short-term loan bears interest at LIBOR plus 500 basis points and is due on August 6, 2003.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.         DI RECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by Item 9 is incorporated by reference to the description under the section entitled “Directors and Executive Officers” of our definitive proxy statement for the 2003 annual meeting of our stockholders.

ITEM 10.        EXECUTIVE COMPENSATION

Information required by Item 10 is incorporated by reference to the description under the section entitled “Executive Compensation” of our definitive proxy statement for the 2003 annual meeting of our stockholders.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 11 is incorporated by reference to the description under the sections entitled "Directors and Officers" and “Beneficial Owners of Securities” of our definitive proxy statement for the 2003 annual meeting of our stockholders.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 12 is incorporated by reference to the description under the section entitled “Transactions Between AmeriVest and Related Parties” of our definitive proxy statement for the 2003 annual meeting of our stockholders.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

See Index to Exhibits.

(b) Reports On Form 8-K.

During the fourth quarter of our fiscal year ended December 31, 2002, we filed the following Current Reports on Form 8-K:

1.        Current Report on Form 8-K/A-1 dated September 5, 2002 (filed November 13, 2002). This Current Report consisted of an amendment to the Current Report on Form 8-K dated September 5, 2002 filed on September 19, 2002 and included disclosures under “Item 7. Financial Statements and Exhibits.” The financial statements included were an Independent Auditors’ Report; Statements of Revenue and Certain Expenses for the six months ended June 30, 2002 (Unaudited) and for the year ended December 31, 2001; Notes to Statements of Revenue and Certain Expenses; a Pro Forma Consolidated Balance Sheet as of June 30, 2002 (Unaudited); Pro Forma Consolidated Statements of Operations (Unaudited) for the six months ended June 30, 2002 and for the year ended December 31, 2001; Notes to Pro Forma Consolidated Financial Statements (Unaudited); Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations for the Year ended December 31, 2001 (Unaudited); and Note to Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations.

2.        Current Report on Form 8-K dated November 12, 2002 (filed November 27, 2002). This Current Report included disclosures under “Item 2. Acquisition or Disposition of Assets” and “Item 7. Financial Statements and Exhibits.” The financial statements were included in an amendment to this Current Report, described below.

3.        Current Report on Form 8-K dated November 25, 2002 (filed December 5, 2002). This Current Report included disclosures under “Item 2. Acquisition or Disposition of Assets” and “Item 7. Financial Statements and Exhibits.” The financial statements were included in an amendment to this Current Report, described below.

4.        Current Report on Form 8-K/A-1 dated November 12, 2002 (filed December 30, 2002). This Current Report consisted of an amendment to the Current Report on Form 8-K dated November 12, 2002 filed on November 27, 2002 and included disclosures under “Item 7. Financial Statements and Exhibits.” The financial statements included were an Independent Auditors’ Report; Statements of Revenue and Certain Expenses for the nine months ended September 30, 2002 (Unaudited) and for the year ended December 31, 2001; Notes to Statements of Revenue and Certain Expenses; a Pro Forma Consolidated Balance Sheet as of September 30, 2002 (Unaudited); Pro Forma Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2002 and for the year ended December 31, 2001; Notes to Pro Forma Consolidated Financial Statements (Unaudited); Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations for the Year ended December 31, 2001 (Unaudited); and Note to Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations.

5.        Current Report on Form 8-K/A-1 dated November 25, 2002 (filed December 30, 2002). This Current Report consisted of an amendment to the Current Report on Form 8-K dated November 25, 2002 filed on December 5, 2002 and included disclosures under “Item 7. Financial Statements and Exhibits.” The financial statements included were an Independent Auditors’ Report; Statements of Revenue and Certain Expenses for the nine months ended September 30, 2002 (Unaudited) and for the year ended December 31, 2001; Notes to Statements of Revenue and Certain Expenses; a Pro Forma Consolidated Balance Sheet as of September 30, 2002 (Unaudited); Pro Forma Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2002 and for the year ended December 31, 2001; Notes to Pro Forma Consolidated Financial Statements (Unaudited); Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations for the Year ended December 31, 2001 (Unaudited); and Note to Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations.

Subsequent to December 31, 2002, but prior to filing this Annual Report on Form 10-KSB, we filed the following Current Reports on Form 8-K:

1.        Current Report on Form 8-K dated December 23, 2002 (filed January 7, 2003). This Current Report included disclosures under “Item 5. Other Events and Required FD Disclosure” and “Item 7. Financial Statements and Exhibits.”

2.        Current Report on Form 8-K dated February 6, 2003 (filed February 21, 2003). This Current Report included disclosures under “Item 2. Acquisition or Disposition of Assets” and “Item 7. Financial Statements and Exhibits.”

ITEM 14.        CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of AmeriVest’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by AmeriVest in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange

Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in AmeriVest’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KPMG LLP serves as our independent public accountants. The Audit Committee, in its discretion, may direct the appointment of different public accountants at any time during the year if the Audit Committee believes that a change would be in the best interests of our stockholders. The Audit Committee has considered the Audit fees, Financial Information Systems Design and Implementation Fees and other fees paid to KPMG LLP, as discussed below, and has determined that the payment of such fees is compatible with maintaining the independence of KPMG LLP.

A representative of KPMG LLP is expected to be at the annual meeting and will have the opportunity to make a statement if he or she desires to do so, and will be expected to respond to appropriate questions.

Audit Fees

We have agreed to pay KPMG LLP a total of $68,000 for professional services rendered for the audit of AmeriVest's financial statements for the fiscal year ended December 31, 2002 and for their review of the financial statements included in our quarterly reports on Form 10-QSB for the fiscal year ended December 31, 2002.

Financial Information Systems Design and Implementation Fees

KPMG LLP did not perform any professional services during the fiscal year ended December 31, 2002 relating to financial information systems design and implementation.

All Other Fees

We agreed to pay KPMG LLP a total of $117,673 for all other services, which include tax advisory services and audits of significant acquisitions, performed for us during the fiscal year ended December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIVEST PROPERTIES INC.
By:	/s/ WILLIAM T. ATKINS

William T. Atkins, Chief Executive Officer

Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM T. ATKINS	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 31, 2003

William T. Atkins

/s/ CHARLES K. KNIGHT	President and Director	March 31, 2003

Charles K. Knight

/s/ D. SCOTT IKENBERRY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2003

D. Scott Ikenberry

/s/ JAMES F. ETTER	Director	March 31, 2003

James F. Etter

/s/ HARRY P. GELLES	Director	March 31, 2003

Harry P. Gelles

/s/ ROBERT W. HOLMAN, JR.	Director	March 31, 2003

Robert W. Holman, Jr.

/s/ JERRY J. TEPPER	Director	March 31, 2003

Jerry J. Tepper

/s/ JOHN A. LABATE	Director	March 31, 2003

John A. Labate

I, William T. Atkins, certify that:

1.        I have reviewed this annual report on Form 10-KSB of AmeriVest Properties Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.         Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.         Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.         Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.         All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003
	By:	/s/ WILLIAM T. ATKINS

William T. Atkins Chief Executive Officer

I, D. Scott Ikenberry, certify that:

1.        I have reviewed this annual report on Form 10-KSB of AmeriVest Properties Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.         Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.         Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.         Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.         All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003
	By:	/s/ D. SCOTT IKENBERRY

D. Scott Ikenberry Chief Financial Officer

EXHIBIT INDEX

Number	Description

2	Form of Agreement and Plan of Merger of AmeriVest and AMVP Inc. (to reincorporate in Maryland) (1)

3.1A	Articles of Incorporation (2)

3.1B	Articles of Amendment to the Articles of Incorporation filed July 6, 1999

3.2	Bylaws as amended and restated on December 18, 2000 (3)

4.1	Specimen Common Stock Certificate (4)

10.1	1995 Stock Option Plan (5)

10.2	1998 Stock Option Plan (6)

10.3	Dividend Reinvestment Plan (7)

10.4	Form of Employment Agreement effective as of January 1, 1998 between AmeriVest and James F. Etter (8)

10.5	Purchase and Sale Agreement between Sheridan Realty Partners, L.P. and AmeriVest Properties Inc. dated April 26, 1999 (Keystone Office Park) (9)

10.6	Severance Protection Agreement dated January 1, 2000 between AmeriVest and James F. Etter (10)

10.7	Agreement of Sale dated February 24, 2000 between AmeriVest Broadway Properties Inc. and Jones Panorama Property, Inc. (Panorama Falls) (11)

10.8	Separation and Release dated September 29, 2000 between AmeriVest and James F. Etter (12)

10.9	Purchase and Sale Agreement between Sheridan Realty Partners, LP, AmeriVest Inverness Inc. and Sheridan Investments, LLC, dated July 1, 2000 (Interest in Sheridan Investments) (13)

10.10A	Agreement for Purchase and Sale among WCD Associates LLC, EBD Associates LLC and Sheridan Investments, LLC dated June 2, 2000 (Sheridan Center) (14)

10.10B	First Amendment to Agreement for Purchase and Sale among WCD Associates, LLC, EBD Associates, LLC and Sheridan Investments, LLC dated July 19, 2000 (Sheridan Center) (15)

10.11A	Advisory Agreement with Sheridan Realty Advisors, LLC dated January 1, 2000 (16)

10.11B	Amended and Restated Advisory Agreement with Sheridan Realty Advisors, LLC dated March 12, 2001 (17)

10.11C	Second Amended and Restated Advisory Agreement between AmeriVest Properties Inc. and Sheridan Realty Advisors, LLC (21)

10.11D	Sheridan Realty Advisors Acquisition Agreement dated December 14, 2001 (22)

10.11E	Termination of Advisory Agreement between AmeriVest Properties Inc. and Sheridan Realty Advisors, LLC dated December 27, 2002 (23)

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

10.13A	Revolving Line of Credit Agreement dated June 13, 2001 between AmeriVest Properties Inc. and Sheridan Investments, LLC (20)

10.13B	Amended Revolving Line of Credit Agreement dated March 11, 2002 between AmeriVest Properties Inc. and Sheridan Investments, LLC (24)

10.14	Agreement for Purchase and Sale between AmeriVest Properties Inc. and Arrowhead Fountains Partners, LLC dated September 26, 2001 (Arrowhead Fountains) (25)

10.16A	Agreement for Purchase and Sale between AmeriVest Properties Inc. and WXI/MCN Commercial Real Estate Limited Partnership dated October 15, 2001 (Kellogg Building) (26)

10.16B	First Amendment to Agreement for Purchase and Sale between AmeriVest Properties Inc. and WXI/MCN Commercial Real Estate Limited Partnership dated November 29, 2001 (Kellogg Building) (27)

10.17	Agreement for Purchase and Sale between AmeriVest Properties Inc. and Tennessee Walker Ltd. dated June 17, 2002 (Parkway Centre II) (28)

10.18	Agreement for Purchase and Sale between AmeriVest Properties Inc. and WHMAB Real Estate LP dated August 12, 2002 (Centerra) (29)

10.19	Agreement for Purchase and Sale between AmeriVest Properties Inc. and WXI/CHA Real Estate L.P. dated September 24, 2002 (Chateau Plaza) (30)

10.20A	Revolving Credit Agreement among AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated November 12, 2002 (31)

10.20B	Revolving Credit Note by AmeriVest Properties Inc. to Fleet National Bank, as agent, dated November 12, 2002 (32)

10.21A	Cross-Collateralization and Cross-Default Agreement among AmeriVest Properties Inc., AmeriVest Sheridan Center Inc., AmeriVest Kellog Inc. and AmeriVest Arrowhead Inc. and Teachers Insurance and Annuity Association of America dated December 23, 2002

10.21B	Promissory Note by AmeriVest Arrowhead Inc. to Teachers Insurance and Annuity Association of America dated December 23, 2002

10.21C	Promissory Note by AmeriVest Kellogg Inc. to Teachers Insurance and Annuity Association of America dated December 23, 2002

10.21D	Promissory Note by AmeriVest Sheridan Center Inc. to Teachers Insurance and Annuity Association of America dated December 23, 2002

21	Subsidiaries of AmeriVest Properties Inc.

23	Consent of KPMG LLP

99	Section 906 Certifications

______________

     1.    Incorporated by reference to Exhibit A of AmeriVest’s Definitive Proxy Statement concerning AmeriVest’s June 29, 1999 Annual Meeting of Stockholders filed with the SEC on May 27, 1999.

     2.    Incorporated by reference to Exhibit B of AmeriVest’s Definitive Proxy Statement concerning AmeriVest’s June 29, 1999 Annual Meeting of Stockholders filed with the SEC on May 27, 1999.

     3.    Incorporated by reference to Exhibit 3.2 of AmeriVest’s Registration Statement on Form SB-2/A-2 filed with the SEC on July 26, 2001 (Registration No. 333-63934).

     4.    Incorporated by reference to Exhibit 4.1(a) of AmeriVest’s Registration Statement on Form SB-2 filed with the SEC on June 21, 1996 (Registration No. 333-5114-D).

     5.    Incorporated by reference to Exhibit 10.9 of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the SEC on March 30, 1998.

     6.    Incorporated by reference to AmeriVest’s Definitive Proxy Statement concerning AmeriVest’s May 21, 1998 Annual Meeting of Stockholders filed with the SEC on March 30, 1998.

     7.    Incorporated by reference to AmeriVest’s Registration Statement on Form S-3 filed with the SEC on August 21, 2000 (Registration No. 333-44210).

     8.    Incorporated by reference to Exhibit 10.7 of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the SEC on March 30, 1998.

     9.    Incorporated by reference to Exhibit 10.1 of AmeriVest’s Definitive Proxy Statement concerning AmeriVest’s June 29, 1999 Annual Meeting of Stockholders filed with the SEC on May 27, 1999.

  10.    Incorporated by reference to Exhibit 10.10 of AmeriVest’s Amendment No. 1 to its Registration Statement on Form SB-2 filed with the SEC on March 27, 2000 (Registration No. 333-31690).

  11.    Incorporated by reference to Exhibit 10.7 of AmeriVest’s Registration Statement on Form SB-2 filed on March 3, 2000 (Registration No. 333-31690).

  12.    Incorporated by reference to Exhibit 10.16 to AmeriVest’s Registration Statement on Form SB-2 filed with the SEC on June 27, 2001 (File No. 333-63934).

  13.    Incorporated by reference to Exhibit 10.11 of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

  14.    Incorporated by reference to Exhibit 10.12 of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

  15.    Incorporated by reference to Exhibit 10.11B of AmeriVest’s Registration Statement on Form SB-2 filed with the SEC on June 27, 2001 (Registration No. 333-63934).

  16.    Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on January 18, 2000.

  17.    Incorporated by reference to Exhibit 10.3 of AmeriVest’s Registration Statement on Form SB-2 filed with the SEC on June 27, 2001 (Registration No. 333-63934).

  18.    Incorporated by reference to Exhibit 10.1 of AmeriVest’s Preliminary Proxy Statement concerning AmeriVest’s June 20, 2001 Annual Meeting of Shareholders filed with the SEC on May 4, 2001.

  19.    Incorporated by reference to Exhibit 10.1(b) of AmeriVest’s Definitive Proxy Statement concerning AmeriVest’s June 20, 2001 Annual Meeting of Shareholders filed with the SEC on May 25, 2001.

  20.    Incorporated by reference to Exhibit 10.13 of AmeriVest’s Registration Statement on Form SB-2 filed with the SEC on June 27, 2001 (Registration No. 333-63934).

  21.    Incorporated by reference to Exhibit 10.11C of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

  22.   Incorporated by reference to Exhibit 10.15 of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

  23.   Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on January 7, 2003.

  24.   Incorporated by reference to Exhibit 10.13B of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

  25.    Incorporated by reference to Exhibit 10.14 of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

  26.    Incorporated by reference to Exhibit 10.16A of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

  27.    Incorporated by reference to Exhibit 10.16B of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

  28.    Incorporated by reference to Exhibit 2.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on November 12, 2002.

  29.    Incorporated by reference to Exhibit 2.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on November 27, 2002.

  30.    Incorporated by reference to Exhibit 2.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 5, 2002.

  31.    Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 30, 2002.

  32.    Incorporated by reference to Exhibit 10.2 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 30, 2002.