Form 10QSB
period 2003-03-31
AMERIVEST PROPERTIES INC
filed 2003-05-09
CIK 927102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2003.

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _______________ to ________________

     Commission file number 1-14462

                            AMERIVEST PROPERTIES INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

                Maryland                                 84-1240264
                --------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       1780 South Bellaire Street
       Suite 100, Denver, Colorado                        80222
       ---------------------------                        -----
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

     The number of shares of the issuer's common stock outstanding as of May 9, 2003 was 11,565,534.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                    Table of Contents
                                    -----------------

Part I                                                                             Page No.
------                                                                             --------
Item 1.  Consolidated Financial Statements:
         Consolidated Balance Sheets as of March 31, 2003
              and December 31, 2002 (unaudited)......................................... 3
         Consolidated Statements of Operations for the three-month periods ended March 31, 2003 and 2002 (unaudited)................................. 4
         Consolidated Statement of Stockholders' Equity for the three-month period ended March 31, 2003 (unaudited).......................................... 5
         Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002 (unaudited)................................. 6
         Notes to Consolidated Financial Statements (unaudited)......................... 7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............................10

Item 3.  Controls and Procedures........................................................14

Part II

Item 1.  Legal Proceedings..............................................................15

Item 2.  Changes in Securities and Use of Proceeds......................................15

Item 6.  Exhibits and Reports on Form 8-K...............................................15






                                      AMERIVEST PROPERTIES INC.
                                     CONSOLIDATED BALANCE SHEETS
                                            (unaudited)

                                                                         March 31,      December 31,
                                                                           2003             2002
                                                                      -------------    -------------
ASSETS
     Investment in real estate-
        Land                                                          $  23,080,999    $  20,730,999
        Buildings and improvements                                      140,034,051      124,861,852
        Furniture, fixtures and equipment                                   511,349          467,188
        Tenant improvements                                               3,323,229        2,969,044
        Tenant leasing commissions                                        2,878,005        2,339,876
        Less: accumulated depreciation and amortization                  (7,732,884)      (6,383,631)
                                                                      -------------    -------------
              Net investment in real estate                             162,094,749      144,985,328

     Cash and cash equivalents                                            2,759,464        2,318,566
     Escrow deposits                                                      2,888,241        2,335,519
     Investment in unconsolidated affiliate                               1,387,879        1,390,560
     Due from related party                                               3,289,507        3,257,826
     Due from unconsolidated affiliate                                      215,267          217,578
     Accounts receivable                                                    464,513          286,691
     Deferred rents receivable                                              845,898          671,737
     Deferred financing costs, net of accumulated amortization
          of $242,892 and $130,773, respectively                          1,469,878        1,243,907
     Prepaid expenses and other assets                                      348,130          475,875
                                                                      -------------    -------------

              Total assets                                            $ 175,763,526    $ 157,183,587
                                                                      =============    =============

LIABILITIES
     Mortgage loans and notes payable                                 $ 122,959,470    $ 106,094,232
     Accounts payable and accrued expenses                                2,394,191        2,384,620
     Accrued real estate taxes                                            1,970,398        1,714,594
     Prepaid rents, deferred revenue and security deposits                1,701,736        1,656,507
     Dividends payable                                                    1,500,553        1,437,834
                                                                      -------------    -------------

              Total liabilities                                         130,526,348      113,287,787
                                                                      -------------    -------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value
        Authorized - 5,000,000 shares
        Issued and outstanding - none                                          --               --
     Common stock, $.001 par value
        Authorized - 15,000,000 shares
        Issued and outstanding - 11,542,713 and 11,060,260 shares,
             respectively                                                    11,543           11,060
     Capital in excess of par value                                      57,683,967       55,247,483
     Distributions in excess of accumulated earnings                    (12,458,332)     (11,362,743)
                                                                      -------------    -------------

              Total stockholders' equity                                 45,237,178       43,895,800
                                                                      -------------    -------------

              Total liabilities and stockholders' equity              $ 175,763,526    $ 157,183,587
                                                                      =============    =============


                    See accompanying notes to consolidated financial statements.


                            AMERIVEST PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              For the Three-
                                                           Month Periods Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2003            2002
                                                       ------------    ------------
REAL ESTATE OPERATING REVENUE
      Rental revenue                                   $  6,814,528    $  3,626,052

REAL ESTATE OPERATING EXPENSES
      Property operating expenses:
         Operating expenses                               1,635,478         886,095
         Real estate taxes                                  771,761         367,023
         Management fees                                     43,477          28,062
      General and administrative expenses                   837,080         352,308
      Interest expense                                    1,756,270         898,356
      Depreciation and amortization expense               1,360,713         684,930
                                                       ------------    ------------
              Total operating expenses                    6,404,779       3,216,774
                                                       ------------    ------------

OTHER INCOME/(LOSS)
      Interest income                                         5,817           2,081
      Equity in loss of unconsolidated affiliate            (10,602)        (20,397)
                                                       ------------    ------------
              Total other income/(loss)                      (4,785)        (18,316)
                                                       ------------    ------------

NET INCOME                                             $    404,964    $    390,962
                                                       ============    ============

EARNINGS PER SHARE
      Basic                                            $       0.04    $       0.06
                                                       ============    ============

      Diluted                                          $       0.04    $       0.06
                                                       ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
      Basic                                              11,100,292       6,696,961
                                                       ============    ============

      Diluted                                            11,203,104       6,863,423
                                                       ============    ============




          See accompanying notes to consolidated financial statements.


                                            AMERIVEST PROPERTIES INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   (unaudited)



                                                                                       Distributions
                                                 Common Stock            Capital in    in Excess of
                                          ---------------------------    Excess of     Accumulated
                                             Shares         Amount       Par Value       Earnings         Total
                                          ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2002                11,060,260   $     11,060   $ 55,247,483   $(11,362,743)   $ 43,895,800
Issuance of common stock:
   Warrants exercised                          452,000            452      2,259,548           --         2,260,000
   Stock options exercised                       8,000              8         45,592           --            45,600
   Dividend Re-Investment Plan ("DRIP")         20,927             21        122,159           --           122,180
   Company 401(k) plan common stock
      match                                      1,526              2          9,185           --             9,187
Dividends declared                                --             --             --       (1,500,553)     (1,500,553)
Net income                                        --             --             --          404,964         404,964
                                          ------------   ------------   ------------   ------------    ------------
Balance at March 31, 2003                   11,542,713   $     11,543   $ 57,683,967   $(12,458,332)   $ 45,237,178
                                          ============   ============   ============   ============    ============







                          See accompanying notes to consolidated financial statements.


                                        AMERIVEST PROPERTIES INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)

                                                                             Three-Month Periods Ended
                                                                                     March 31,
                                                                           ----------------------------
                                                                               2003            2002
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $    404,964    $    390,962
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization expense                                 1,360,713         684,930
        Amortization of deferred financing costs                                112,119          40,630
        Amortization of warrants                                                   --             4,604
        Equity in loss of unconsolidated affiliate                               10,602          20,397
        Common stock issued to the Company's 401(k) plan                          9,187            --
        Changes in assets and liabilities:
           Accounts receivable                                                 (177,822)       (203,391)
           Deferred rents receivable                                           (174,161)        (73,471)
           Prepaid expenses and other assets                                    127,745        (205,824)
           Accounts payable and accrued expenses                                  9,571         710,211
           Other accrued liabilities                                            301,033         (48,104)
                                                                           ------------    ------------
               Net cash flows provided by operating activities                1,983,951       1,320,944
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and improvements of real estate                           (18,320,401)     (1,009,058)
     Leasing commissions paid                                                  (149,734)        (49,571)
     Net advances to unconsolidated affiliate                                     2,311            --
                                                                           ------------    ------------
               Net cash flows used in investing activities                  (18,467,824)     (1,058,629)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions to mortgage loans and notes payable                           17,000,000         300,000
     Payments on mortgage loans and notes payable                              (174,363)       (123,509)
     Payment of deferred financing costs                                       (338,090)        (13,906)
     Net proceeds from exercising of options and warrants                     2,305,600            --
     Increase in escrow deposits                                               (552,722)       (178,994)
     Dividends paid                                                          (1,315,654)       (736,480)
                                                                           ------------    ------------
               Net cash flows provided by (used in) financing activities     16,924,771        (752,889)
                                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            440,898        (490,574)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,318,566       1,119,355
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  2,759,464    $    628,781
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest during the period                              $  1,394,058    $    831,593
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Stock issued to the Dividend Re-Investment Plan ("DRIP")              $    122,180    $     98,802
                                                                           ============    ============


                      See accompanying notes to consolidated financial statements.

                                                   6

                            AMERIVEST PROPERTIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)

1.   Organization
     ------------
     AmeriVest Properties Inc. (the "Company") is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust ("REIT"). The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants. As of March 31, 2003, the Company owns and operates, through its wholly-owned subsidiaries, the following properties:

             Property                                    Location
             --------                                    --------
     Southwest Gas                                      Phoenix, AZ
     Chateau Plaza                                      Dallas, TX
     Centerra                                           Denver, CO
     Parkway Centre II                                   Plano, TX
     Kellogg Building                                  Littleton, CO
     Arrowhead Fountains                                Peoria, AZ
     AmeriVest Plaza at Inverness                      Englewood, CO
     Sheridan Center                                    Denver, CO
     Keystone Office Park                            Indianapolis, IN
     Panorama Falls (a)                                Englewood, CO
     Bank of America Buildings (b)                         Texas
     State of Texas Buildings (c)                          Texas

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

2.   Interim Financial Statements
     ----------------------------
     The unaudited consolidated financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002. The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements and notes should be read together with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

     Certain prior period balances have been reclassified to conform to current period presentation.

3.   New Accounting Pronouncements
     -----------------------------
     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company adopted SFAS No. 145 on January 1, 2003. SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item. In accordance with SFAS No. 145, early extinguishments no longer qualify for extraordinary item treatment. The Company's adoption of SFAS No. 145 did not have a material impact on its financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The Company adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. The Company's adoption of SFAS No. 146 did not have a material impact on its financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company's adoption of Interpretation No. 45 did not have a material impact on its financial position, results of operations or cash flows.

     In December 2002, the Company adopted SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company's adoption of SFAS No. 148 did not have a material impact on its financial position, results of operations or cash flows.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company's net income and net income per share for the three-month periods ended March 31, 2003 and 2002 would have been changed to the pro forma amounts indicated below:

                                                          For the Three-
                                                        Month Periods Ended
                                                             March 31,
                                                     ------------------------
                                                        2003          2002
                                                     ----------   -----------
     Net income - as reported                        $  404,964   $   390,962
     Total stock-based compensation expense based
       on fair value                                    (23,724)       (3,377)
                                                     ----------   -----------
     Net income - pro forma                          $  381,240   $   387,585
                                                     ==========   ===========
     Net income per basic share - as reported        $     0.04   $      0.06
                                                     ==========   ===========
     Net income per diluted share - as reported      $     0.04   $      0.06
                                                     ==========   ===========
     Net income per basic share - pro forma          $     0.03   $      0.06
                                                     ==========   ===========
     Net income per diluted share - pro forma        $     0.03   $      0.06
                                                     ==========   ===========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 8.5% to 11.3%, expected volatility of 25% to 30%, discount rate of 2.9% to 6.4%, and expected option lives of 5 years.

     In January 2003, the Company adopted Interpretation No. 46 "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires the consolidation of results of variable interest entities in which the Company has a majority variable interest. The Company's adoption of Interpretation No. 46 did not have a material impact on its financial position, results of operations or cash flows.

4.   Acquisitions
     ------------
     On February 6, 2003, the Company acquired the Southwest Gas Building. The Southwest Gas Building is located in Phoenix, Arizona and contains 147,660 rentable square feet on 7.38 acres of land. The purchase price for the Southwest Gas Building was $17,000,000, which was paid with $11,900,000 from a revolving credit facility with Fleet National Bank and $5,100,000 from a short-term loan also from Fleet National Bank.

5.   Mortgage Loans and Notes Payable
     --------------------------------
     On February 6, 2003, the Company increased its revolving line of credit with Fleet National Bank from $30,000,000 to $42,000,000. At March 31, 2003, $40,357,660 was outstanding on this facility. Outstanding balances on this facility continue to bear interest at LIBOR plus 275 basis points and are due on November 12, 2005. The Company also obtained a $5,100,000 short-term loan from Fleet National Bank. This loan bears interest at LIBOR plus 500 basis points and is due on August 6, 2003. Proceeds from the revolving credit facility and the short-term loan were used to acquire the Southwest Gas Building.

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

Results Of Operations
---------------------

Comparison of the three-month periods ended March 31, 2003 and 2002:

                                                Three-Month Periods Ended
                                                         March 31,
                                                --------------------------
                                                    2003           2002         Change
                                                -----------    -----------    -----------
Rental revenue                                  $ 6,814,528    $ 3,626,052    $ 3,188,476

Property operating expenses:
   Operating expenses                             1,635,478        886,095        749,383
   Real estate taxes                                771,761        367,023        404,738
   Management fees                                   43,477         28,062         15,415
General and administrative expenses                 837,080        352,308        484,772
Interest expense                                  1,756,270        898,356        857,914
Depreciation and amortization expense             1,360,713        684,930        675,783
                                                -----------    -----------    -----------
           Total operating expenses               6,404,779      3,216,774      3,188,005
                                                -----------    -----------    -----------

Other income/(loss)
   Interest income                                    5,817          2,081          3,736
   Equity in loss of unconsolidated affiliate       (10,602)       (20,397)         9,795
                                                -----------    -----------    -----------
           Total other income/(loss)                 (4,785)       (18,316)        13,531
                                                -----------    -----------    -----------

Net income                                      $   404,964    $   390,962    $    14,002
                                                ===========    ===========    ===========

Rental revenue
     The increase in rental revenue is primarily due to the inclusion of the operations of the late-2002 and early-2003 property acquisitions, including Parkway Centre II (September 2002), Centerra (November 2002), Chateau Plaza (November 2002) and the Southwest Gas Building (February 2003).

Property operating expenses
     Operating expenses and real estate taxes increased as a result of the above-mentioned transactions.

     Management fees are paid to third-party providers for the property management of Parkway Centre II, the Bank of America Buildings and the State of Texas Buildings. The increase in management fees is due to the acquisition of Parkway Centre II.

General and administrative expenses
     The increase in general and administrative expenses is primarily due to the termination of the advisory agreement with the Company's former advisor, Sheridan Realty Advisors, effective November 1, 2002 whereby all of the remaining employees of Sheridan Realty Advisors became employees of the Company. Additionally, approximately $200,000 in legal, accounting, investor relations, shareholder services and travel expenses related to the preparation and mailing of the 2002 Annual Report and proxy statement and first quarter investor relations initiatives. Such expenses increased over the prior year quarter due to a significantly larger shareholder base. Also, during the quarter the Company began to accrue approximately $36,000 per quarter for non-cash long-term stock compensation for certain of the Company's executive officers as provided by the Long-Term Incentive Plan. This plan is being presented for shareholder approval at this year's annual meeting in late-May. It is anticipated that general and administrative expenses will continue to increase as the Company acquires additional assets.

Interest expense
     The increase in interest expense is due to the increase in the outstanding mortgage debt resulting from the above-mentioned transactions.

Depreciation and amortization expense
     The increase in depreciation and amortization expense is due to the overall increase in depreciable assets resulting from the above-mentioned transactions.

Interest income
     Interest income increased due to higher average outstanding cash balances in interest bearing accounts in 2003.

Equity in loss of unconsolidated affiliate
     The equity in loss of unconsolidated affiliate represents the Company's share of the net loss of Panorama Falls. The Company sold 80% of its interest in Panorama Falls in December 2001, retaining its current 20% interest. The net loss of Panorama Falls has decreased due to improved property operations resulting from the lease up of the property from approximately 16% at the time of sale to approximately 71% at March 31, 2003.

Liquidity And Capital Resources
-------------------------------

Operating Activities
     Net cash flows from operations were approximately $1,984,000 for the three-month period ended March 31, 2003, an increase of approximately $663,000 from the prior year period. This increase is primarily due to the inclusion of the operations of the late-2002 and early-2003 property acquisitions. This is the primary source to fund dividend payments, debt service and capital expenditures. Management believes that the cash flow from the Company's existing properties will be sufficient to meet its working capital needs for this year and beyond.

Investing and Financing Activities
     Net cash flows used in investing activities were approximately $18,468,000 for the three-month period ended March 31, 2003, of which $17,000,000 represents the acquisition of the Southwest Gas Building. The remainder represents recurring capital improvement, tenant improvement and leasing commission costs.

     Net cash flows from financing activities were approximately $16,925,000 for the three-month period ended March 31, 2003, of which $17,000,000 represents the loan proceeds used to acquire the Southwest Gas Building.

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

Scheduled Debt Maturities and Interest Rate Information
     The following table details the scheduled maturities of mortgage loans and notes payable outstanding as of March 31, 2003:

                 2003                                 $   9,899,292
                 2004                                    17,931,655
                 2005                                    41,364,912
                 2006                                    15,139,761
                 2007                                       969,752
                 Thereafter                              37,654,098
                                                      -------------
                 Total                                $ 122,959,470
                                                      =============


     Included in the 2003 maturities is the outstanding balance on the mortgage loan on Panorama Falls in the amount of $4,111,884. Although the Company sold 80% of its interest in the property, the Company has retained 100% of the loan balance on its balance sheet due to its continued obligation. As an offset, the Company has recorded a receivable for 80% of this amount as due from related party, with the remaining 20% included in the investment in unconsolidated affiliate balance.

     As of March 31, 2003, approximately 46% of the total mortgage loans outstanding (including the Panorama Falls loan) are fixed rate loans with a weighted-average interest rate of approximately 7.7% and 54% are variable rate loans with a weighted-average interest rate of approximately 4.1%. The decrease in the proportion of fixed rate debt from 53% at December 31, 2002 to 46% at March 31, 2003 is attributable to the acquisition of the Southwest Gas Building using variable rate debt. The Company intends to refinance some of its variable rate debt to fixed rate debt upon stabilization of the underlying mortgaged properties.

New Accounting Pronouncements
-----------------------------
     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company adopted SFAS No. 145 on January 1, 2003. SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item. In accordance with SFAS No. 145, early extinguishments no longer qualify for extraordinary item treatment. The Company's adoption of SFAS No. 145 did not have a material impact on its financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The Company adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. The Company's adoption of SFAS No. 146 did not have a material impact on its financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company's adoption of Interpretation No. 45 did not have a material impact on its financial position, results of operations or cash flows.

     In December 2002, the Company adopted SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company's adoption of SFAS No. 148 did not have a material impact on its financial position, results of operations or cash flows.

     In January 2003, the Company adopted Interpretation No. 46 "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires the consolidation of results of variable interest entities in which the Company has a majority variable interest. The Company's adoption of Interpretation No. 46 did not have a material impact on its financial position, results of operations or cash flows.

Critical Accounting Policies
     The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below.

Investment in Real Estate
     Upon acquisition, the purchase price of a property is allocated to land, building, leasing commissions and other intangible assets and associated liabilities as required by SFAS No. 141 "Business Combinations." The allocation to land is based on an estimate of its fair value based on all available information including appraisals. The allocation to leasing commissions, as required by SFAS No. 141, represents the value associated with the in-place leases, including leasing commission, legal and other related costs. Also required by SFAS No. 141, is the creation of an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of acquisition. This asset or liability is amortized over the life of the remaining in-place leases as an adjustment to revenue.

     Investment in real estate is stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

                 Description                        Estimated Useful Lives
                 -----------                        ----------------------
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

Valuation of Real Estate Assets
     Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continually evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. Valuation of real estate assets is considered to be critical because the evaluation of impairment and the determination of fair values involve management's assumptions relating to future economic events that could materially affect the determination of the fair value, and therefore the carrying value of real estate.

Revenue Recognition
     Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Rental revenue is recorded for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants for rents that it expects to collect over the remaining lease term as deferred rents receivable. When the Company acquires a property, the term of the existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Revenue recognition is considered to be critical because the evaluation of the realizability of such deferred rents receivable involves management's assumptions relating to such tenant's viability.

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

     The Company's operating results depend primarily on income from its properties, which are substantially influenced by supply and demand for such properties, operating expense levels, property level operations and the pace and price at which the Company can develop, acquire or dispose of such properties. Capital and credit market conditions, which affect the Company's cost of capital, also influence operating results. See the Company's 2002 Form 10-KSB "Item 1. Business" for a more complete discussion of risk factors that could impact the Company's future financial performance.

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

Part II. Other Information

Item 1. Legal Proceedings
-------------------------

     The following lawsuits were previously reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003:

     o Laura Smith v. Innerarity Austin, Inc. and AmeriVest Properties Inc. - no change

     o    Irma Carranza v. AmeriVest Properties Texas Inc. - no change

     o    Jane Doe v. AmeriVest Broadway Properties Inc. - no change

     The Company has asserted a general denial of the material allegations in all lawsuits and the Company's insurance companies are defending the Company in these lawsuits and are responsible for all costs. The Company believes that these lawsuits will not be adversely determined and/or will not have any effect on the Company's business and financial condition.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------
     None

Item 6. Exhibits And Reports On Form 8-K
----------------------------------------
     (a)  Exhibits
          --------
          99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
     (b)  Reports on Form 8-K
          -------------------
          1. Current Report on Form 8-K dated December 23, 2002 (filed January 7, 2003). This Current Report included disclosures under "Item 5. Other Events and Required FD Disclosure" and "Item 7. Financial Statements and Exhibits".
          2. Current Report on Form 8-K dated February 6, 2003 (filed February 21, 2003). This Current Report included disclosures under "Item
               2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits". The financial statements were included in an amendment to this Current Report, described below.
          3. Current Report on Form 8-K/A dated February 6, 2003 (filed April 22, 2003). This Current Report consisted of an amendment to the Current Report on Form 8-K dated February 6, 2003 filed on February 21, 2003 and included disclosures under "Item 7. Financial Statements and Exhibits". The financial statements included were an Independent Auditors' Report; Statement of Revenue and Certain Expenses for the year ended December 31, 2002; Notes to Statement of Revenue and Certain Expenses; Pro Forma Consolidated Balance Sheet as of December 31, 2002 (unaudited); Pro Forma Consolidated Statement of Operations (unaudited) for the year ended December 31, 2002; Notes to Pro Forma Consolidated Financial Statements (unaudited); Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations for the Year ended December 31, 2002 (unaudited); and Note to Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMERIVEST PROPERTIES INC.


May 9, 2003
                                                By: /s/ D. Scott Ikenberry
                                                --------------------------------
                                                D. Scott Ikenberry
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

May 9, 2003
                                                By: /s/ William T. Atkins
                                                --------------------------------
                                                William T. Atkins
                                                Chief Executive Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

May 9, 2003
                                               By: /s/ D. Scott Ikenberry
                                               ---------------------------------
                                               D. Scott Ikenberry
                                               Chief Financial Officer