Form 10QSB
period 2003-06-30
AMERIVEST PROPERTIES INC
filed 2003-08-14
CIK 927102

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 1-14462

AMERIVEST PROPERTIES INC.
(Exact name of small business issuer as specified in its charter)

Maryland	84-1240264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1780 South Bellaire Street Suite 100, Denver, Colorado	80222
(Address of principal executive offices)	(Zip Code)

(303) 297-1800
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒              No ☐

The number of shares of the issuer’s common stock outstanding as of August 14, 2003 was 17,353,269.

Transitional Small Business Disclosure Format (check one):  Yes ☐         No ☒

AMERIVEST PROPERTIES INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Investment in real estate-
Land	$22,918,563	$20,730,999
Buildings and improvements	139,515,555	124,861,852
Furniture, fixtures and equipment	573,734	467,188
Tenant improvements	3,635,556	2,969,044
Tenant leasing commissions	3,038,516	2,339,876
Less: accumulated depreciation and amortization	(8,761,430)	(6,383,631)
Net investment in real estate	160,920,494	144,985,328

Cash and cash equivalents	8,456,888	2,318,566
Escrow deposits	3,312,773	2,335,519
Investment in unconsolidated affiliate	1,395,071	1,390,560
Due from related party	3,371,526	3,257,826
Due from unconsolidated affiliate	165,056	217,578
Accounts receivable	292,298	286,691
Deferred rents receivable	970,034	671,737
Deferred financing costs, net of accumulated amortization of $379,275 and $130,773, respectively	1,340,972	1,243,907
Prepaid expenses and other assets	992,760	475,875

Total assets	$181,217,872	$157,183,587

LIABILITIES
Mortgage loans and notes payable	$97,891,676	$106,094,232
Accounts payable and accrued expenses	2,232,470	2,384,620
Accrued real estate taxes	1,667,951	1,714,594
Prepaid rents, deferred revenue and security deposits	1,681,981	1,656,507
Dividends payable	2,255,247	1,437,834

Total liabilities	105,729,325	113,287,787

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value
Authorized – 5,000,000 shares
Issued and outstanding – none	—	—
Common stock, $.001 par value
Authorized – 75,000,000 shares
Issued and outstanding – 17,348,052 and 11,060,260 shares, respectively	17,348	11,060
Capital in excess of par value	91,294,828	55,247,483
Distributions in excess of accumulated earnings	(15,823,629)	(11,362,743)

Total stockholders’ equity	75,488,547	43,895,800

Total liabilities and stockholders’ equity	$181,217,872	$157,183,587

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2003	2002	2003	2002

REAL ESTATE OPERATING REVENUE
Rental revenue	$6,947,717	$3,528,818	$13,762,245	$7,154,870

REAL ESTATE OPERATING EXPENSES
Property operating expenses:
Operating expenses	1,761,815	887,391	3,397,293	1,773,486
Real estate taxes	783,642	257,799	1,555,403	624,822
Management fees	42,897	31,820	86,374	59,882
General and administrative expenses	742,773	379,326	1,579,853	731,634
Impairment of investment in real estate	1,465,932	—	1,465,932	—
Interest expense	1,811,907	920,170	3,568,177	1,818,526
Depreciation and amortization expense	1,447,426	706,149	2,808,139	1,391,079
Total operating expenses	8,056,392	3,182,655	14,461,171	6,399,429

OTHER INCOME/(LOSS)
Interest income	11,936	50,816	17,753	52,897
Equity in loss of unconsolidated affiliate	(13,312)	(23,649)	(23,914)	(44,046)
Total other income/(loss)	(1,376)	27,167	(6,161)	8,851

NET (LOSS)/INCOME	$(1,110,051)	$373,330	$(705,087)	$764,292

(LOSS)/EARNINGS PER SHARE
Basic	$(0.09)	$0.04	$(0.06)	$0.10

Diluted	$(0.09)	$0.04	$(0.06)	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,806,389	8,688,314	11,958,053	7,698,139

Diluted	12,806,389	8,891,825	11,958,053	7,879,376

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003

(unaudited)

	Common Stock		Capital in Excess of	Distributions in Excess of Accumulated
	Shares	Amount	Par Value	Earnings	Total

Balance at December 31, 2002	11,060,260	$11,060	$55,247,483	$(11,362,743)	$43,895,800
Issuance of common stock:
Public offering, net of offering costs	5,750,000	5,750	33,320,991	—	33,326,741
Warrants exercised	463,000	463	2,314,537	—	2,315,000
Stock options exercised	30,000	30	143,016	—	143,046
Dividend Re-Investment Plan (“DRIP”)	38,948	39	232,302	—	232,341
Board of Directors compensation	3,800	4	24,050	—	24,054
Company 401(k) plan common stock match	2,044	2	12,449	—	12,451
Dividends declared	—	—	—	(3,755,799)	(3,755,799)
Net loss	—	—	—	(705,087)	(705,087)
Balance at June 30, 2003	17,348,052	$17,348	$91,294,828	$(15,823,629)	$75,488,547

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six-Month Periods Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(705,087)	$764,292
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization expense	2,808,139	1,391,079
Impairment of investment in real estate	1,465,932
Amortization of deferred financing costs	248,502	81,646
Amortization of warrants	—	9,209
Equity in loss of unconsolidated affiliate	23,914	44,046
Common stock issued to the Company’s 401(k) plan	12,451	—
Common stock issued to the Company’s Board of Directors	24,054	—
Changes in assets and liabilities:
Accounts receivable	(5,607)	125,961
Deferred rents receivable	(298,297)	(136,765)
Prepaid expenses and other assets	123,115	(100,976)
Accounts payable and accrued expenses	897,850	(250,281)
Other accrued liabilities	(21,169)	(728,103)
Net cash flows provided by operating activities	4,573,797	1,200,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and improvements of real estate	(19,886,996)	(1,889,161)
Deposits on real estate acquisitions	(510,000)	(200,000)
Leasing commissions paid	(322,239)	(74,231)
Amounts received from/(paid to) unconsolidated affiliate	52,522	(377,295)
Net cash flows used in investing activities	(20,666,713)	(2,540,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to mortgage loans and notes payable	17,000,000	2,330,201
Payments on mortgage loans and notes payable	(25,344,682)	(1,554,383)
Deposit for establishment of long-term credit facility	(130,000)	(664,094)
Payment of deferred financing costs	(345,567)	(13,906)
Net proceeds from common stock offering	33,326,741	22,868,619
Net proceeds from exercising of options and warrants	1,408,046	164,780
Net change in escrow deposits	(977,254)	25,295
Dividends paid	(2,706,046)	(1,518,612)
Net cash flows provided by financing activities	22,231,238	21,637,900

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,138,322	20,297,321

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,318,566	1,119,355

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,456,888	$21,416,676

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$3,121,237	$1,710,114

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to the Dividend Re-Investment Plan (“DRIP”)	$232,341	$154,188

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(unaudited)

1.  Organization

AmeriVest Properties Inc. (the “Company”) is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust (“REIT”).  The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants.  As of June 30, 2003, the Company owns and operates, through its wholly-owned subsidiaries, the following properties:

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

(b)                                 These four buildings are approximately 63% leased to Bank of America.  The buildings are located in Clifton, Georgetown, Henderson and Mineral Wells, Texas.

(c)                                  Eleven of these thirteen buildings are leased primarily to various agencies of the State of Texas.  The buildings are located in Lubbock, El Paso (2), Clint, Temple, Bellville, Columbus, Hempstead, Mission, Arlington, Marshall, Amarillo and Paris, Texas.

2.  Interim Financial Statements

The unaudited consolidated financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements generally conform to the presentation reflected in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002.  The consolidated results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements and notes should be read together with the financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2002.

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

3.  New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.”  The Company is required to adopt the interpretation for financial statements for the fiscal year or interim periods beginning after June 15, 2003.  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires the consolidation of results of variable interest entities in which the Company has a majority variable interest.  The Company does not anticipate that the adoption of Interpretation No. 46 will have a material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Company is required to adopt this statement for contracts or hedging relationships entered into or modified after June 30, 2003.  Its purpose is to provide more consistent application and clarification of SFAS No. 133.  The Company does not anticipate that the adoption of SFAS No. 149 will have a material impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It requires that certain financial instruments, formerly presented as equity, be classified as liabilities.  The Company does not anticipate that the adoption of SFAS No. 150 will have a material impact on its financial position, results of operations or cash flows.

4.  Stock Option Plans And Warrants

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans.  Accordingly, the Company does not recognize compensation cost for options granted to employees whose exercise price is equal to or exceeds the fair value of the underlying stock as of the grant date and which qualify for fixed plan treatment.

Options and warrants issued to non-employees are accounted for based on the fair value of the equity instruments issued.  The measurement date is considered to be the issuance date, or if there are performance vesting provisions, when earned.

The Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company’s net income and net income per share for the three- and six-month periods ended June 30, 2003 and 2002 would have been changed to the pro forma amounts indicated below:

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2003	2002	2003	2002
Net (loss)/income – as reported	$(1,110,051)	$373,330	$(705,087)	$764,292
Total stock-based compensation expense based on fair value	(3,360)	(3,377)	(27,084)	(6,754)
Net (loss)/income – pro forma	$(1,113,411)	$369,953	$(732,171)	$757,538
Net (loss)/income per basic share – as reported	$(0.09)	$0.04	$(0.06)	$0.10
Net (loss)/income per diluted share – as reported	$(0.09)	$0.04	$(0.06)	$0.10
Net (loss)/income per basic share – pro forma	$(0.09)	$0.04	$(0.06)	$0.10
Net (loss)/income per diluted share – pro forma	$(0.09)	$0.04	$(0.06)	$0.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 8.5% to 11.3%, expected volatility of 27.0% to 30.0%, discount rate of 2.6% to 6.4%, and expected option lives of 5 years.

5.  Common Stock Offering

During June 2003, the Company sold 5,750,000 shares of common stock, including 750,000 shares to cover over-allotments, at a price of $6.20 per share.  The Company received $33,600,125, net of the underwriting commissions.  After payment of approximately $300,000 in additional offering expenses, the proceeds were used to repay debt, for capital improvements and as working capital.

During June 2003, the Company used $24,957,660 of the proceeds to repay a portion of the outstanding balance on the revolving line of credit with Fleet National Bank.  This left an outstanding balance of $15,400,000 at June 30, 2003 with $26,600,000 of availability.  During July 2003, the Company used $4,000,000 of the proceeds to further repay the outstanding balance.  This left an outstanding balance on the line of credit of $11,400,000 at July 31, 2003 with $30,600,000 of availability. The Company intends to use available amounts under this line of credit to fund future property acquisitions.

6.  Acquisitions

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

The Company entered into two separate contracts to acquire two office properties within the next 60 days for an aggregate purchase price of approximately $51,250,000.  The buildings contain an aggregate of approximately 390,000 rentable square feet.  Both contracts are subject to a number of contingencies and there is no assurance that either of these acquisitions will occur.

7.  Mortgage Loans and Notes Payable

On February 6, 2003, the Company increased its revolving line of credit with Fleet National Bank from $30,000,000 to $42,000,000.  Outstanding balances on this facility, $15,400,000 at June 30, 2003, continue to bear interest at LIBOR plus 275 basis points and are due on November 12, 2005.  The Company also obtained a $5,100,000 short-term loan from Fleet National Bank.  This loan bears interest at LIBOR plus 500 basis points and was originally due on August 6, 2003.  This loan was repaid with the proceeds of the refinancing discussed below under “Subsequent Event.”  Proceeds from the revolving credit facility and the short-term loan were used to acquire the Southwest Gas Building.

During the second quarter of 2003, the Company entered into a commitment for a $42,000,000 long-term fixed-rate credit facility from a financial services company.  This facility will be secured by mortgages on Parkway Centre II, Centerra and Southwest Gas.  The proceeds will be used to repay the variable-rate loan on Parkway Centre II, which has an outstanding balance of $17,000,000 and a maturity of August 2004, and to acquire additional properties as the proceeds from the common stock offering were used to repay the loans on Centerra and Southwest Gas.  This refinancing is expected to close in late-August 2003, however the loan is subject to a number of contingencies and there is no assurance that this refinancing will actually occur.

Certain of the Company’s debt instruments contain covenants common to that type of facility or borrowing, including financial covenants establishing minimum debt service coverage and maximum leverage ratios.  The Company was in compliance with all financial covenants pertaining to our debt instruments during the six months ended June 30, 2003.

8.  Impairment of Investment in Real Estate

The second quarter of 2003 included a $334,592 charge for an impairment in the value of a 12,979 square foot building in Clint, Texas and a $1,131,340 impairment charge for a 33,312 square foot building in Paris, Texas.  Both properties are non-core assets and had been previously leased to agencies of the State of Texas.  The Clint building has been vacant since November 2001 and the Paris building has been vacant since

December 2002.  The Company has been unsuccessful in re-leasing these properties but will continue in its efforts, however there are no near term prospects.  The Company previously recorded a $275,000 impairment charge related to the Clint building in the fourth quarter of 2002 and has recorded additional impairment charges this quarter to reduce the net book values of the properties to their estimated fair values of $100,000 and $43,000 for Clint and Paris, respectively. The Company arrived at the estimated fair values using the property tax assessment values, values estimated by the Company's property tax protest consultants and local real estate brokers. The Company will continue to monitor their non-core properties for any indications of impairment.

9.  Subsequent Event

On August 1, 2003, the Company refinanced its short-term loan with Fleet National Bank.  The facility was increased from $5,100,000 to $15,000,000 and the term was extended from August 6, 2003 to November 12, 2005.  Upon closing, the Company drew down $10,000,000 under this facility, of which $5,100,000 was used to repay the existing balance and the remainder will be used to repay the mortgage loan on Panorama Falls in the amount of $4,214,408, which is due on September 1, and as working capital.  The Company may draw down an additional $5,000,000 under this facility within 90 days of closing.  This loan bears interest at LIBOR plus 450 basis points, due in monthly installments of interest only.  The Company paid a 1% origination fee on the $10,000,000 draw and will pay a 1% fee on the additional $5,000,000 if it elects to draw down the remaining amount.  The Company will also be required to pay a 1% fee on the outstanding balance as of March 31, 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-QSB and elsewhere.

Results Of Operations

Comparison of the three-month periods ended June 30, 2003 and 2002:

	Three-Month Periods Ended June 30,
	2003	2002	Change

Rental revenue	$6,947,717	$3,528,818	$3,418,899

Property operating expenses:
Operating expenses	1,761,815	887,391	874,424
Real estate taxes	783,642	257,799	525,843
Management fees	42,897	31,820	11,077
General and administrative expenses	742,773	379,326	363,447
Impairment of investment in real estate	1,465,932	—	1,465,932
Interest expense	1,811,907	920,170	891,737
Depreciation and amortization expense	1,447,426	706,149	741,277
Total operating expenses	8,056,392	3,182,655	4,873,737

Other income/(loss)
Interest income	11,936	50,816	(38,880)
Equity in loss of unconsolidated affiliate	(13,312)	(23,649)	10,337
Total other income/(loss)	(1,376)	27,167	(28,543)

Net (loss)/income	$(1,110,051)	$373,330	$(1,483,381)

Rental revenue

The increase in rental revenue is due to the inclusion of the operations of the late-2002 and early-2003 property acquisitions, including Parkway Centre II (September 2002), Centerra (November 2002), Chateau Plaza (November 2002) and the Southwest Gas Building (February 2003).

Property operating expenses

Operating expenses and real estate taxes increased as a result of the above-mentioned acquisitions.

Management fees are paid to third-party providers for the property management of Parkway Centre II, the Bank of America Buildings and the State of Texas Buildings.  The contract with the third party property manager for Parkway Centre II was terminated effective June 30, 2003.  Beginning July 1, 2003, the property will be internally managed.

General and administrative expenses

The increase in general and administrative expenses is primarily due to the termination of the advisory agreement with the Company’s former advisor, Sheridan Realty Advisors, effective November 1, 2002 whereby all of the remaining employees of Sheridan Realty Advisors became employees of the Company.  Additionally, beginning in 2003, the Company began to accrue approximately $37,000 per quarter for non-cash long-term stock compensation for certain of the Company’s executive officers as provided by the Long-Term Incentive Plan.  Shareholders approved this plan at the 2003 annual meeting on May 20, 2003.  It is anticipated that general and administrative expenses will continue to increase as the Company acquires additional assets.

Impairment of investment in real estate

The charges recognized in 2003 represent the impairment in the value of two buildings in Clint and Paris, Texas.  Both properties are non-core assets and had been previously leased to agencies of the State of Texas.  The Company has been unsuccessful in re-leasing these properties since the State vacated upon their lease expirations and therefore has reduced the net book values of the properties to its best estimate of their current market values. The Company will continue to monitor their non-core properties for any indications of impairment.

Interest expense

The increase in interest expense is due to higher average outstanding mortgage debt balances in 2003, which is primarily attributable to the above-mentioned acquisitions.

Depreciation and amortization expense

The increase in depreciation and amortization expense is due to the overall increase in depreciable assets resulting from the above-mentioned acquisitions.

Interest income

Interest income decreased due to lower average outstanding cash balances in interest bearing accounts in 2003.

Equity in loss of unconsolidated affiliate

The equity in loss of unconsolidated affiliate represents the Company’s share of the net loss of Panorama Falls.  The Company sold 80% of its interest in Panorama Falls in December 2001, retaining its current 20% interest.  The net loss of Panorama Falls has decreased due to improved property operations resulting from the lease up of the property from approximately 16% at the time of sale to approximately 78% at June 30, 2003.

Comparison of the six-month periods ended June 30, 2003 and 2002:

	Six-Month Periods Ended June 30,
	2003	2002	Change

Rental revenue	$13,762,245	$7,154,870	$6,607,375

Property operating expenses:
Operating expenses	3,397,293	1,773,486	1,623,807
Real estate taxes	1,555,403	624,822	930,581
Management fees	86,374	59,882	26,492
General and administrative expenses	1,579,853	731,634	848,219
Impairment of investment in real estate	1,465,932	—	1,465,932
Interest expense	3,568,177	1,818,526	1,749,651
Depreciation and amortization expense	2,808,139	1,391,079	1,417,060
Total operating expenses	14,461,171	6,399,429	8,061,742

Other income/(loss)
Interest income	17,753	52,897	(35,144)
Equity in loss of unconsolidated affiliate	(23,914)	(44,046)	20,132
Total other income/(loss)	(6,161)	8,851	(15,012)

Net (loss)/income	$(705,087)	$764,292	$(1,469,379)

Rental revenue

Rental revenue increased as a result of the above-mentioned acquisitions.

Property operating expenses

Operating expenses and real estate taxes increased as a result of the above-mentioned acquisitions.

Management fees are paid to third-party providers for the property management of Parkway

Centre II, the Bank of America Buildings and the State of Texas Buildings.  The contract with the third party property manager for Parkway Centre II was terminated effective June 30, 2003.  Beginning July 1, 2003, the property will be internally managed.

General and administrative expenses

The increase in general and administrative expenses is primarily due to the above-mentioned termination of the advisory agreement with the Company’s former advisor, Sheridan Realty Advisors.  It is anticipated that general and administrative expenses will continue to increase as the Company acquires additional assets.

Impairment of investment in real estate

The charges recognized in 2003 represent the impairment in the value of two buildings in Clint and Paris, Texas.

Interest expense

The increase in interest expense is due to higher average outstanding mortgage debt balances in 2003, which is primarily attributable to the above-mentioned acquisitions.

Depreciation and amortization expense

The increase in depreciation and amortization expense is due to the overall increase in depreciable assets resulting from the above-mentioned acquisitions.

Interest income

Interest income decreased due to lower average outstanding cash balances in interest bearing accounts in 2003.

Equity in loss of unconsolidated affiliate

The net loss of Panorama Falls has decreased due to improved property operations as described above.

Liquidity And Capital Resources

Operating Activities

Net cash flows from operations were approximately $4,574,000 for the six-month period ended June 30, 2003.  The increase from the prior year period is primarily due to the inclusion of the operations of the late-2002 and early-2003 property acquisitions.  This is the primary source to fund dividend payments, debt service and capital expenditures.  Management believes that the cash flow from the Company’s existing properties will be sufficient to meet its working capital needs for this year and beyond.

Investing and Financing Activities

Net cash flows used in investing activities were approximately $20,667,000 for the six-month period ended June 30, 2003, of which $17,000,000 represents the acquisition of the Southwest Gas Building.  The remainder is primarily composed of deposits made on potential property acquisitions and recurring capital improvement, tenant improvement and leasing commission costs.

Net cash flows from financing activities were approximately $22,231,000 for the six-month period ended June 30, 2003.  Of this amount, approximately $33,327,000 represents the proceeds from the June 2003 common stock offering and $17,000,000 represents the loan proceeds used to acquire the Southwest Gas Building, offset by the repayment of approximately $24,958,000 of the outstanding balance on the revolving line of credit with Fleet National Bank.  The remainder is primarily composed of dividend payments, scheduled principal payments on mortgage loans and payments into escrow accounts required by certain lenders, offset by the proceeds from the exercising of options and warrants.

Acquisitions

The Company entered into two separate contracts to acquire two office properties within the next 60 days for an aggregate purchase price of approximately $51,250,000.  The buildings contain an aggregate of approximately 390,000 rentable square feet.  Both contracts are subject to a number of contingencies and there is no assurance that either of these acquisitions will occur.

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

Scheduled Debt Maturities and Interest Rate Information

The following table details the scheduled maturities of mortgage loans and notes payable outstanding as of June 30, 2003:

2003	$9,789,158
2004	17,931,655
2005	16,407,252
2006	15,139,761
2007	969,752
Thereafter	37,654,098
Total	$97,891,676

Included in the 2003 maturities is the mortgage loan on Panorama Falls in the amount of $4,214,408, which is due on September 1.  Although the Company sold 80% of its interest in the property, the Company has retained 100% of the loan balance on its balance sheet due to its continued obligation.  As an offset, the Company has recorded a receivable for 80% of this amount as due from related party, with the remaining 20% included in the investment in unconsolidated affiliate balance.

During June 2003, the Company used $24,957,660 of the proceeds to repay a portion of the outstanding balance on the revolving line of credit with Fleet National Bank.  This left an outstanding balance of $15,400,000 at June 30, 2003 with $26,600,000 of availability.  During July 2003, the Company used $4,000,000 of the proceeds to further repay the outstanding balance.  This left an outstanding balance on the line of credit of $11,400,000 at July 31, 2003 with $30,600,000 of availability.  The Company intends to use available amounts under this line of credit to fund future property acquisitions.

During the second quarter of 2003, the Company entered into a commitment for a $42,000,000 long-term fixed-rate credit facility from a financial services company.  This facility will be secured by mortgages on Parkway Centre II, Centerra and Southwest Gas.  The proceeds will be used to repay the variable-rate loan on Parkway Centre II, which has an outstanding balance of $17,000,000 and a maturity of August 2004, and to acquire additional properties as the proceeds from the common stock offering were used to repay the loans on Centerra and Southwest Gas.  This refinancing is expected to close in late-August 2003, however the loan is subject to a number of contingencies and there is no assurance that this refinancing will actually occur.

On August 1, 2003, the Company refinanced its short-term loan with Fleet National Bank.  The facility was increased from $5,100,000 to $15,000,000 and the term was extended from August 6, 2003 to November 12, 2005.  Upon closing, the Company drew down $10,000,000 under this facility, of which $5,100,000 was used to repay the existing balance and the remainder will be used to repay the mortgage loan on Panorama Falls in the amount of $4,214,408, which is due on September 1, and as working capital.  The Company may draw down an additional $5,000,000 under this facility within 90 days of closing.  This loan bears interest at LIBOR plus 450 basis points, due in monthly installments of interest only.

As of June 30, 2003, approximately 57% of the total mortgage loans outstanding are fixed rate loans with a weighted-average interest rate of approximately 7.7% and 43% are variable rate loans with a weighted-average interest rate of approximately 4.0%.  The Company intends to refinance some of its variable rate debt to fixed rate debt upon stabilization of the underlying mortgaged properties.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.”  The Company is required to adopt the interpretation for financial statements for the fiscal year or interim periods beginning after June 15, 2003.  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires the consolidation of results of variable interest entities in which the Company has a majority variable interest.  The Company does not anticipate that the adoption of Interpretation No. 46 will have a material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Company is required to adopt this statement for contracts or hedging relationships entered into or modified after June 30, 2003.  Its purpose is to provide more consistent application and clarification of SFAS No. 133.  The Company does not anticipate that the adoption of SFAS No. 149 will have a material impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It requires that certain financial instruments, formerly presented as equity, be classified as liabilities.  The Company does not anticipate that the adoption of SFAS No. 150 will have a material impact on its financial position, results of operations or cash flows.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions.  The Company believes that its critical accounting policies are limited to those described below.

Investment in Real Estate

Upon acquisition, the purchase price of a property is allocated to land, building, leasing commissions and other intangible assets and associated liabilities as required by SFAS No. 141 “Business Combinations.”  The allocation to land is based on an estimate of its fair value based on all available information including appraisals.  The allocation to leasing commissions, as required by SFAS No. 141, represents the value associated with the in-place leases, including leasing commission, legal and other related costs.  Also required by SFAS No. 141, is the creation of an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of acquisition.  This asset or liability is amortized over the life of the related in-place leases as an adjustment to revenue.

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

Inflation

Management believes that inflation should not have a material adverse effect on the Company. The Company’s office leases generally require the tenants to pay increases in operating expenses should any inflationary pressures materialize.

Forward-Looking Statements

Certain statements in this Form 10-QSB that are not historical facts are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the Company’s current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which the Company operates.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Information concerning expected investment balances, expected funding sources, planned investments, forecasted dates and revenue and expense growth assumptions are examples of forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond the Company’s control.  Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

The Company’s operating results depend primarily on income from its properties, which are substantially influenced by supply and demand for such properties, operating expense levels, property level operations and the pace and price at which the Company can develop, acquire or dispose of such properties.  Capital and credit market conditions, which affect the Company’s cost of capital, also influence operating results.  See the Company’s 2002 Form 10-KSB “Item 1. Business” for a more complete discussion of risk factors that could impact the Company’s future financial performance.

Item 3.    Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.  There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

No changes

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 20, 2003, stockholders elected the following individuals to serve on the Board of Directors of the Company, each as a Class 1 Director:

Name	Shares Vote in Favor	Abstentions and Non-Votes
Patrice Derrington	10,585,794	956,919
Harry P. Gelles	10,533,194	1,009,519
John A. Labate	10,534,094	1,008,619

At the annual meeting, stockholders also elected the following individual to serve on the Board of Directors of the Company, as a Class 2 Director:

Name	Shares Vote in Favor	Abstentions and Non-Votes
James F. Etter	10,513,447	1,029,266

Following the meeting, Charles K. Knight and Jerry J. Tepper continued as Class 2 Directors and William T. Atkins and Robert W. Holman, Jr. continued as Class 3 Directors.

Additionally, at the annual meeting the stockholders voted to approve the Articles of Amendment and Restatement of the Company’s Articles of Incorporation (the “Articles of Amendment and Restatement”) for the purposes of (i) increasing the authorized capital to be issued from time-to-time by the Company and (ii) including the provisions that were contained in the bylaws of the Company relating to (A) ownership limitations intended to ensure the Company’s continued qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and (B) the indemnification of the Company’s directors, officers, employees and agents.  At the annual meeting 10,355,336 shares of common stock voted in favor of the Articles of Amendment and Restatement; 246,316 shares of common stock voted against; 75,724 shares of common stock were recorded as abstentions and 865,337 shares of common stock were recorded as broker non-votes.

The stockholders also voted to approve the AmeriVest Properties Inc. 2003 Long Term Incentive Plan (the “LTIP”), which was recommended by the Board of Directors for the purpose of providing the Company’s executives with compensation opportunities that are intended to provide incentives and motivation to the executives by aligning the executives’ interests with those of the Company’s other stockholders through compensation that is based on common stock total return performance.  At the annual meeting 10,150,743 shares of common stock voted in favor of the LTIP; 416,082 shares of common stock voted against; 110,551 shares of common stock were recorded as abstentions and 865,337 shares of common stock were recorded as broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

31. Certifications of Chief Executive Officer and Chief Financial Officer pursuant to section

302 of the Sarbanes-Oxley Act of 2002.

32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to section

906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

1.  Current Report on Form 8-K/A dated February 6, 2003 (filed April 22, 2003).  This Current

Report consisted of an amendment to the Current Report on Form 8-K dated February 6, 2003 filed on February 21, 2003 and included disclosures under “Item 7. Financial Statements and Exhibits”.  The financial statements included were an Independent Auditors’ Report; Statement of Revenue and Certain Expenses for the year ended December 31, 2002; Notes to Statement of Revenue and Certain Expenses; Pro Forma Consolidated Balance Sheet as of December 31, 2002 (unaudited); Pro Forma Consolidated Statement of Operations (unaudited) for the year ended December 31, 2002; Notes to Pro Forma Consolidated Financial Statements (unaudited); Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations for the Year ended December 31, 2002 (unaudited); and Note to Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIVEST PROPERTIES INC.

August 14, 2003
	By:	/s/	D. Scott Ikenberry
D. Scott Ikenberry
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)