Form 10QSB
period 2003-09-30
AMERIVEST PROPERTIES INC
filed 2003-11-14
CIK 927102

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒     No    ☐

The number of shares of the issuer’s common stock outstanding as of November 14, 2003 was 17,380,383.

Transitional Small Business Disclosure Format (check one):  Yes    ☐      No    ☒

AMERIVEST PROPERTIES INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Investment in real estate-
Land	$25,844,481	$20,730,999
Buildings and improvements	170,293,571	124,597,852
Furniture, fixtures and equipment	650,255	467,188
Tenant improvements	4,783,085	2,969,044
Tenant leasing commissions	873,528	450,647
Intangible assets	8,766,598	2,153,229
Less: accumulated depreciation and amortization	(10,312,249)	(6,383,631)
Net investment in real estate	200,899,269	144,985,328

Cash and cash equivalents	1,173,644	2,318,566
Escrow deposits	4,974,945	2,335,519
Investment in unconsolidated affiliate	1,380,534	1,390,560
Due from related party	3,371,526	3,257,826
Due from unconsolidated affiliate	192,949	217,578
Accounts receivable	366,092	286,691
Deferred rents receivable	1,146,681	671,737
Deferred financing costs, net of accumulated amortization of $373,686 and $130,773, respectively	2,170,868	1,243,907
Prepaid expenses and other assets	568,861	475,875

Total assets	$216,245,369	$157,183,587

LIABILITIES
Mortgage loans and notes payable	$133,930,443	$106,094,232
Accounts payable and accrued expenses	1,924,892	2,384,620
Accrued real estate taxes	2,471,513	1,714,594
Prepaid rents, deferred revenue and security deposits	2,249,088	1,656,507
Dividends payable	2,258,232	1,437,834

Total liabilities	142,834,168	113,287,787

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $.001 par value Authorized – 75,000,000 shares Issued and outstanding – 17,375,467 and 11,060,260 shares, respectively	17,375	11,060
Capital in excess of par value	91,499,156	55,247,483
Distributions in excess of accumulated earnings	(18,105,330)	(11,362,743)

Total stockholders’ equity	73,411,201	43,895,800

Total liabilities and stockholders’ equity	$216,245,369	$157,183,587

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

REAL ESTATE OPERATING REVENUE
Rental revenue	$7,164,324	$3,782,972	$20,926,569	$10,937,842

REAL ESTATE OPERATING EXPENSES
Property operating expenses:
Operating expenses	2,050,488	952,445	5,447,781	2,725,931
Real estate taxes	851,974	381,528	2,407,377	1,006,350
Management fees	27,356	37,062	113,730	96,944
General and administrative expenses	777,579	338,457	2,357,432	1,070,091
Impairment of investment in real estate	—	—	1,465,932	—
Advisory fee	—	251,910	—	251,910
Interest expense	1,839,830	955,557	5,408,007	2,774,083
Depreciation and amortization expense	1,669,462	770,501	4,477,601	2,161,580
Total operating expenses	7,216,689	3,687,460	21,677,860	10,086,889

OTHER INCOME/(LOSS)
Interest income	43,434	83,064	61,187	135,961
Equity in loss of unconsolidated affiliate	(14,537)	(16,151)	(38,451)	(60,197)
Total other income	28,897	66,913	22,736	75,764

NET (LOSS)/INCOME	$(23,468)	$162,425	$(728,555)	$926,717

(LOSS)/EARNINGS PER SHARE
Basic	$0.00	$0.01	$(0.05)	$0.11

Diluted	$0.00	$0.01	$(0.05)	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,356,751	10,925,253	13,777,395	8,785,796

Diluted	17,356,751	11,092,036	13,777,395	8,960,471

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

			Capital in Excess of Par Value	Distributions in Excess of Accumulated Earnings	Total

	Common Stock
	Shares	Amount

Balance at December 31, 2002	11,060,260	$11,060	$55,247,483	$(11,362,743)	$43,895,800
Issuance of common stock:
Public offering, net of offering costs	5,750,000	5,750	33,261,703	—	33,267,453
Warrants exercised	479,045	479	2,394,746	—	2,395,225
Stock options exercised	30,000	30	143,016	—	143,046
Dividend Re-Investment Plan (“DRIP”)	44,165	44	264,570	—	264,614
Equity-based compensation	11,997	12	187,638	—	187,650
Dividends declared	—	—	—	(6,014,032)	(6,014,032)
Net loss	—	—	—	(728,555)	(728,555)
Balance at September 30, 2003	17,375,467	$17,375	$91,499,156	$(18,105,330)	$73,411,201

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(728,555)	$926,717
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization expense	4,477,601	2,161,580
Impairment of investment in real estate	1,465,932	—
Amortization of deferred financing costs	399,448	124,631
Amortization of warrants	—	13,813
Equity in loss of unconsolidated affiliate	38,451	60,197
Equity-based compensation	187,650	8,012
Changes in assets and liabilities:
Accounts receivable	(79,401)	191,569
Deferred rents receivable	(474,944)	(196,998)
Prepaid expenses and other assets	159,614	(90,371)
Accounts payable and accrued expenses	590,272	45,197
Other accrued liabilities	1,349,500	314,444
Net cash flows provided by operating activities	7,385,568	3,558,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and improvements of real estate, net of debt assumed	(36,617,201)	(8,070,895)
Deposits on real estate acquisitions	(120,000)	(415,000)
Leasing commissions paid	(490,272)	(124,249)
Amounts received from/(paid to) unconsolidated affiliate	24,629	(687,923)
Net cash flows used in investing activities	(37,202,844)	(9,298,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to mortgage loans and notes payable	91,500,000	2,330,201
Payments on mortgage loans and notes payable	(88,555,915)	(1,687,207)
Deposits for establishment of mortgage loans	(132,600)	(664,094)
Payment of deferred financing costs	(1,326,409)	(68,441)
Net proceeds from common stock offering	33,267,453	22,781,538
Net proceeds from exercising of options and warrants	1,488,271	180,530
Net change in escrow deposits	(2,639,426)	(1,081,836)
Dividends paid	(4,929,020)	(2,787,666)
Net cash flows provided by financing activities	28,672,354	19,003,025

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,144,922)	13,263,749

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,318,566	1,119,355

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,173,644	$14,383,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,735,286	$2,588,295

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Mortgage loans assumed	$24,750,000	$17,000,000
Stock issued to the Dividend Re-Investment Plan (“DRIP”)	$264,614	$245,941

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(unaudited)

1.  Organization

AmeriVest Properties Inc. (the “Company”) is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust (“REIT”).  The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants.  As of September 30, 2003, the Company owns and operates, through its wholly-owned subsidiaries, the following properties:

Property	Location
Financial Plaza	Mesa, AZ
Southwest Gas	Phoenix, AZ
Chateau Plaza	Dallas, TX
Centerra	Denver, CO
Parkway Centre II	Plano, TX
Kellogg Building	Littleton, CO
Arrowhead Fountains	Peoria, AZ
AmeriVest Plaza at Inverness	Englewood, CO
Sheridan Center	Denver, CO
Keystone Office Park	Indianapolis, IN
Panorama Falls (a)	Englewood, CO
Bank of America Buildings (b)	Texas
State of Texas Buildings (c)	Texas

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

2.  Interim Financial Statements

The unaudited consolidated financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements generally conform to the presentation reflected in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002.  The consolidated results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements and notes should be read together with the financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2002.

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

3.  New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.”  The Company is required to adopt the interpretation for variable interest entities created after January 31, 2003 and for existing variable interest entities for the interim period beginning after September 15, 2003.  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires the consolidation of results of variable interest entities in which the Company has a majority variable interest.  The Company does not invest in any variable interest entities.

4.  Equity-Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its equity-based compensation.  Accordingly, the Company does not recognize compensation cost for options granted to employees whose exercise price is equal to or exceeds the fair value of the underlying stock as of the grant date and which qualify for fixed plan treatment.

Equity-based compensation issued to non-employees is accounted for based on the fair value of the equity instruments issued.  The measurement date is considered to be the issuance date, or if there are performance vesting provisions, when earned.

The Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company’s net income and net income per share for the three and nine months ended September 30, 2003 and 2002 would have been changed to the pro forma amounts indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Net (loss)/income – as reported	$(23,468)	$162,425	$(728,555)	$926,717
Plus: Recognized equity-based compensation	66,045	—	164,339	—
Less: Total equity-based compensation expense based on fair value	(47,398)	(3,376)	(140,012)	(10,130)
Net (loss)/income – pro forma	$(4,821)	$159,049	$(704,228)	$916,587
(Loss)/earnings per basic share – as reported	$0.00	$0.01	$(0.05)	$0.11
(Loss)/earnings per diluted share – as reported	$0.00	$0.01	$(0.05)	$0.10
(Loss)/earnings per basic share – pro forma	$0.00	$0.01	$(0.05)	$0.10
(Loss)/earnings per diluted share – pro forma	$0.00	$0.01	$(0.05)	$0.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 8.1% to 11.3%, expected volatility of 27.0% to 30.0%, discount rate of 2.5% to 6.4%, and expected option lives of 5 years.

5.  Common Stock Offering

During June 2003, the Company sold 5,750,000 shares of common stock, including 750,000 shares to cover over-allotments, at a price of $6.20 per share.  The Company received approximately $33,267,000, net of underwriting commissions and expenses.  The proceeds were used to repay a portion of the outstanding balance on the revolving line of credit with Fleet National Bank (the “Fleet Facility”), for capital improvements and as working capital.  The Company intends to use available amounts on the Fleet Facility to fund future property acquisitions.

6.  Acquisitions

On February 6, 2003, the Company acquired the Southwest Gas building.  Southwest Gas is located in Phoenix, Arizona and contains 147,660 rentable square feet on 7.38 acres of land.  The purchase price for Southwest Gas was $17,000,000, which was paid with $11,900,000 from the Fleet Facility and $5,100,000 from a short-term loan also from Fleet National Bank.

On September 10, 2003, the Company acquired the Financial Plaza building.  Financial Plaza is located in Mesa, Arizona and contains 310,837 rentable square feet on 6.0673 acres of land.  The purchase price for Financial Plaza was $39,000,000, which was paid with $24,750,000 from the assumption of the existing loan and the balance in cash.

Subsequent to September 30, 2003, the Company acquired an office property located in Scottsdale, Arizona.  See the “Subsequent Event” footnote for a description of the transaction.

7.  Mortgage Loans and Notes Payable

On February 6, 2003, the Company increased the Fleet Facility from $30,000,000 to $42,000,000.  Outstanding balances continue to bear interest at LIBOR plus 275 basis points and are due on November 12, 2005.  The Company had an outstanding balance of $4,220,020 with $37,779,980 of availability on the Fleet Facility at September 30, 2003.  The Company intends to use available amounts on the Fleet Facility to fund future property acquisitions.

On February 6, 2003, the Company obtained a $5,100,000 short-term loan from Fleet National Bank (the “Term Loan”).  This loan bore interest at LIBOR plus 500 basis points and was originally due on August 6, 2003.  On August 1, 2003, the Term Loan was refinanced whereby the facility was increased from $5,100,000 to $15,000,000 and the term was extended to November 12, 2005.  Upon closing, the Company drew down $10,000,000 under this facility, of which $5,100,000 was used to repay the existing balance, $4,214,408 was used to repay the mortgage loan on Panorama Falls and the remainder as working capital.  Outstanding balances bear interest at LIBOR plus 450 basis points and are due on November 12, 2005.

On September 10, 2003, in connection with the acquisition of Financial Plaza, the Company assumed a loan with a principal balance of $24,750,000 from Allstate Life Insurance Company.  This loan bears fixed interest at 5.25%, due in monthly installments of principal and interest of $148,314, with the outstanding balance and accrued interest due on October 5, 2010.  This loan may be prepaid after March 5, 2007 subject to a prepayment penalty as defined in the mortgage note.

On September 19, 2003, the Company refinanced its variable rate loans on Parkway Centre II, Centerra and Southwest Gas with a $39,000,000 five-year 5.13% fixed rate loan from a financial services company.  This loan requires monthly payments of principal and interest of $230,954, with the outstanding balance and accrued interest due on October 1, 2008.  This loan may be prepaid at any time subject to a prepayment penalty as defined in the mortgage note.

Certain of the Company’s debt instruments contain covenants common to that type of facility or borrowing, including financial covenants establishing minimum debt service coverage and maximum leverage ratios.  The Company was in compliance with all financial covenants pertaining to its debt instruments during the nine months ended September 30, 2003.

8.  Impairment of Investment in Real Estate

During second quarter of 2003, the Company recorded a $334,592 charge for an impairment in the value of a 12,979 square foot building in Clint, Texas and a $1,131,340 impairment charge for a 33,312 square foot building in Paris, Texas.  Both properties are non-core assets and had been previously leased to agencies of the State of Texas.  The Clint building has been vacant since November 2001 and the Paris building has been vacant since December 2002.  The Company has been unsuccessful in re-leasing these properties but will continue in its efforts, however there are no near term prospects.  The Company had previously recorded a $275,000 impairment charge related to the Clint building in the fourth quarter of 2002 and the impairment charges recorded in the second quarter of 2003 have reduced the net book values of the properties to their estimated fair values of $100,000 and $43,000 for Clint and Paris, respectively.  The Company arrived at the estimated fair values using the property tax assessment values, values estimated by the Company’s property tax protest consultants and local real estate brokers.  The Company will continue to monitor their non-core properties for any indications of impairment.

9.  Subsequent Events

On October 7, 2003, the Company acquired the Scottsdale Norte building.  Scottsdale Norte is located in Scottsdale, Arizona and contains 79,223 rentable square feet on 5.451 acres of land.  The purchase price for Scottsdale Norte was $12,250,000, which was paid with $6,630,000 from the assumption of the existing loan and the balance in cash.  This loan bears fixed interest at 7.90%, due in monthly installments of principal and interest of $48,187, with the outstanding balance and accrued interest due on April 30, 2011.

In October 2003, the Company entered into a contract to acquire an office property within the next 60 days for a purchase price of approximately $10,500,000.  The building is located in Dallas, Texas and contains approximately 250,000 rentable square feet.  The contract is subject to a number of contingencies and there is no assurance that this acquisition will occur.

On October 31, 2003, the Company drew down the remaining $5,000,000 available under the Term Loan resulting in an outstanding balance of $15,000,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-QSB and elsewhere.

Results Of Operations

Comparison of the three months ended September 30, 2003 to September 30, 2002:

	Three Months Ended September 30,
	2003	2002	Change

Rental revenue	$7,164,324	$3,782,972	$3,381,352

Property operating expenses:
Operating expenses	2,050,488	952,445	1,098,043
Real estate taxes	851,974	381,528	470,446
Management fees	27,356	37,062	(9,706)
General and administrative expenses	777,579	338,457	439,122
Advisory fee	—	251,910	(251,910)
Interest expense	1,839,830	955,557	884,273
Depreciation and amortization expense	1,669,462	770,501	898,961
Total operating expenses	7,216,689	3,687,460	3,529,229

Other income/(loss)
Interest income	43,434	83,064	(39,630)
Equity in loss of unconsolidated affiliate	(14,537)	(16,151)	1,614
Total other income	28,897	66,913	(38,016)

Net (loss)/income	$(23,468)	$162,425	$(185,893)

Rental revenue

The increase in rental revenue is due to the inclusion of the operations of the late-2002 and early-2003 property acquisitions, including Parkway Centre II (September 2002) for a full quarter in 2003, Centerra (November 2002), Chateau Plaza (November 2002), Southwest Gas (February 2003) and Financial Plaza (September 2003) for a partial month in 2003.

Property operating expenses

Operating expenses and real estate taxes increased as a result of the above-mentioned acquisitions.

Management fees are paid to third-party providers for the property management of the Bank of America Buildings and the State of Texas Buildings.  A third-party property manager was used at Parkway Centre II until the contract was terminated effective June 30, 2003.  Beginning on July 1, 2003, the property is internally managed.

General and administrative expenses

The increase in general and administrative expenses is primarily due to the termination of the advisory agreement with the Company’s former advisor, Sheridan Realty Advisors, effective November 1, 2002 whereby all of the remaining employees of Sheridan Realty Advisors became employees of the Company.  These employees included executive and administrative personnel.  Additionally, beginning in 2003, the Company began to accrue approximately $37,000 per quarter for non-cash long-term stock compensation for certain of the Company’s executive officers as provided by the Long-Term Incentive Plan.  Shareholders approved this plan at the 2003 annual meeting on May 20, 2003.  It is anticipated that general and administrative expenses will continue to increase as the Company continues to grow and acquire additional assets.

Advisory fee

The expense recognized in 2002 represents the advisory fee earned by Sheridan Realty Advisors in connection with the acquisition of Parkway Centre II.  Due to the termination of the advisory agreement mentioned above, these fees were eliminated effective November 1, 2002.

Interest expense

The increase in interest expense is due to higher average outstanding mortgage debt balances in 2003, which is primarily attributable to the above-mentioned acquisitions.

Depreciation and amortization expense

The increase in depreciation and amortization expense is due to the increase in depreciable assets resulting from the above-mentioned acquisitions.  Furthermore, the Company’s adoption of SFAS No. 141 “Business Combinations”, which, among other things, requires an allocation of the purchase price of a property to an intangible asset representing the value associated with the in-place leases, has had and will continue to have a significant impact on the Company’s depreciation and amortization expense as more properties are acquired.  SFAS No. 141 requires the allocation of the purchase price of properties to intangible assets that have shorter lives than the building resulting in more depreciation and amortization expense being recognized in a shorter time period for properties acquired subsequent to July 1, 2001.  The intangible asset is amortized over the remaining life of the in-place leases as opposed to being depreciated over the life of the building, which can be up to 40 years, as it had been done prior to July 1, 2001.

Interest income

Interest income decreased due to lower average outstanding cash balances in interest bearing accounts in 2003.

Equity in loss of unconsolidated affiliate

The equity in loss of unconsolidated affiliate represents the Company’s share of the net loss of Panorama Falls.  The Company sold 80% of its interest in Panorama Falls in December 2001, retaining its current 20% interest.  The net loss of Panorama Falls has decreased due to improved property operations resulting from the lease up of the property from approximately 16% at the time of sale to approximately 78% at September 30, 2003.

Comparison of the nine months ended September 30, 2003 to September 30, 2002:

	Nine Months Ended September 30,
	2003	2002	Change

Rental revenue	$20,926,569	$10,937,842	$9,988,727

Property operating expenses:
Operating expenses	5,447,781	2,725,931	2,721,850
Real estate taxes	2,407,377	1,006,350	1,401,027
Management fees	113,730	96,944	16,786
General and administrative expenses	2,357,432	1,070,091	1,287,341
Impairment of investment in real estate	1,465,932	—	1,465,932
Advisory fee	—	251,910	(251,910)
Interest expense	5,408,007	2,774,083	2,633,924
Depreciation and amortization expense	4,477,601	2,161,580	2,316,021
Total operating expenses	21,677,860	10,086,889	11,590,971

Other income/(loss)
Interest income	61,187	135,961	(74,774)
Equity in loss of unconsolidated affiliate	(38,451)	(60,197)	21,746
Total other income	22,736	75,764	(53,028)

Net (loss)/income	$(728,555)	$926,717	$(1,655,272)

Rental revenue

Rental revenue increased as a result of the above-mentioned acquisitions.

Property operating expenses

Operating expenses and real estate taxes increased as a result of the above-mentioned acquisitions.

See above for a discussion of management fees.

General and administrative expenses

The increase in general and administrative expenses is primarily due to the above-mentioned termination of the advisory agreement with the Company’s former advisor, Sheridan Realty Advisors.  It is anticipated that general and administrative expenses will continue to increase as the Company continues to grow and acquire additional assets.

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

Advisory fee

The expense recognized in 2002 represents the advisory fee earned by Sheridan Realty Advisors in connection with the acquisition of Parkway Centre II.  Due to the termination of the advisory agreement mentioned above, these fees were eliminated effective November 1, 2002.

Interest expense

The increase in interest expense is due to higher average outstanding mortgage debt balances in 2003, which is primarily attributable to the above-mentioned acquisitions.

Depreciation and amortization expense

The increase in depreciation and amortization expense is due to the increase in depreciable assets resulting from the above-mentioned acquisitions, as well as the adoption of SFAS 141 as described above.

Interest income

Interest income decreased due to lower average outstanding cash balances in interest bearing accounts in 2003.

Equity in loss of unconsolidated affiliate

The net loss of Panorama Falls has decreased due to improved property operations as described above.

Liquidity and Capital Resources

Operating Activities

Net cash flows from operations were approximately $7,386,000 for the nine months ended September 30, 2003.  The increase from the prior year period is primarily due to the inclusion of the operations of the late-2002 and early-2003 property acquisitions.  This is the primary source to fund dividend payments, debt service and capital expenditures.  Management believes that the cash flow from the Company’s existing properties will be sufficient to meet its working capital needs for this year and beyond.

Investing Activities

Net cash flows used in investing activities were approximately $37,203,000 for the nine months ended September 30, 2003, of which $17,000,000 was used to acquire Southwest Gas and approximately $14,550,000, net of the debt assumed, was used to acquire Financial Plaza.  Approximately $1,150,000 was used to complete the construction of the fourth building at Keystone Office Park and the remainder is primarily composed of capital improvement, tenant improvement and leasing commission costs.

Financing Activities

Net cash flows from financing activities were approximately $28,672,000 for the nine months ended September 30, 2003.  Of this amount, approximately $33,267,000 represents the net proceeds from the June 2003 common stock offering.  The remainder is primarily composed of dividend payments, scheduled principal payments on mortgage loans, payment of financing costs related to the refinancings and new loan, and payments into escrow accounts as required by certain lenders, offset by the proceeds from the exercising of options and warrants.

The Company had an outstanding balance of $4,220,020 with $37,779,980 of availability on the revolving line of credit with Fleet National Bank at September 30, 2003.  The Company intends to use available amounts under this line of credit to fund future property acquisitions.

The Company desires to acquire additional properties.  In order to do so, it will utilize current sources of debt financing and possibly incur additional debt and/or obtain additional equity capital.  The Company also intends to obtain credit facilities for short and long-term borrowing with commercial banks or other financial institutions.  The issuance of such securities or increase in debt to acquire additional properties, of which there is no assurance, could adversely affect the amount of cash available to pay dividends to stockholders.

Scheduled Debt Maturities and Interest Rate Information

The following table details the scheduled maturities of mortgage loans and notes payable outstanding as of September 30, 2003:

2003	$507,261
2004	2,226,153
2005	16,590,387
2006	16,575,134
2007	2,481,212
Thereafter	95,550,296
Total	$133,930,443

As of September 30, 2003, approximately 89% of the total mortgage loans outstanding are fixed rate loans with a weighted-average interest rate of approximately 6.3% and 11% are variable rate loans with a weighted-average interest rate of approximately 5.1%.  The Company intends to refinance some of its variable rate debt to fixed rate debt upon stabilization of the underlying mortgaged properties.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.”  The Company is required to adopt the interpretation for variable interest entities created after January 31, 2003 and for existing variable interest entities for the interim period beginning after September 15, 2003.  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires the consolidation of results of variable interest entities in which the Company has a majority variable interest.  The Company does not invest in any variable interest entities.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions.  The Company believes that its critical accounting policies include those items described below.

Investment in Real Estate

Upon acquisition, the purchase price of a property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by SFAS No. 141 “Business Combinations.”  The allocation to land is based on an estimate of its fair value based on all available information including appraisals.  The allocation to other intangible assets represents the value associated with the in-place leases, including leasing commission, legal and other related costs.  Also required by SFAS No. 141, is the creation of an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of acquisition.  This asset or liability is amortized over the life of the related in-place leases as an adjustment to revenue.

Investment in real estate is stated at cost.  Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Estimated Useful Lives
Land	Not depreciated
Buildings and improvements	20 to 40 years
Furniture, fixtures and equipment	5 to 7 years
Tenant improvements, leasing commissions and other intangible assets	Term of related lease

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

Item 3.    Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2003.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.  There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings

No changes

Item 2.   Changes in Securities and Use of Proceeds

During the 3 month period ended September 30, 2003, the Company issued 5,500 shares of common stock upon exercise of previously issued warrants.  The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Section 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

31. Certifications of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

1.  Current Report on Form 8-K dated September 10, 2003 (filed September 16, 2003).  This Current Report included disclosures under “Item 2. Acquisition or Disposition of Assets” and “Item 7. Financial Statements and Exhibits.”  The financial statements were included in an amendment to this Current Report, described below.  (Financial Plaza)

2.  Current Report on Form 8-K dated September 10, 2003 (filed November 7, 2003).  This Current Report consisted of an amendment to the Current Report on Form 8-K dated September 10, 2003 filed on September 16, 2003 and included disclosures under “Item 7. Financial Statements and Exhibits.”  The financial statements included were an Independent Auditors’ Report; Statement of Revenue and Certain Expenses for the six months ended June 30, 2003 (unaudited) and for the year ended December 31, 2002; Notes to Statement of Revenue and Certain Expenses; Pro Forma Consolidated Balance Sheet as of December 31, 2002 (unaudited); Pro Forma Consolidated Statement of Operations for the six months ended June 30, 2003 (unaudited); Pro Forma Consolidated Statement of Operations for the year ended December 31, 2002 (unaudited); Notes to Pro Forma Consolidated Financial Statements (unaudited); Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations for the Year ended December 31, 2002 (unaudited); and Note to Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations (unaudited).  (Financial Plaza)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIVEST PROPERTIES INC.

November 14, 2003
	By:	/s/ D. Scott Ikenberry
D. Scott Ikenberry
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)