Form 10KSB
period 2003-12-31
AMERIVEST PROPERTIES INC
filed 2004-03-18
CIK 927102

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-14462

AMERIVEST PROPERTIES INC.

(Name of small business issuer in its charter)

Maryland	84-1240264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1780 South Bellaire Street, Suite 100 Denver, Colorado	80222
(Address of Principal Executive Offices)	(Zip Code)

(303) 297-1800
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None.
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

The issuer’s revenues for its most recent fiscal year were: $29,865,670

The aggregate market value of the issuer’s voting common stock held by non-affiliates of the issuer at June 30, 2003 was $91,890,833 (computed on the basis of $6.26 per share which was the reported closing sale price of the issuer’s common stock on the American Stock Exchange on June 30, 2003).

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common stock at March 18, 2004 was 17,523,066.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive proxy statement for its 2004 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

AmeriVest Properties Inc. is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust (REIT).  We were incorporated in the State of Maryland in 1999.  We are a fully-integrated self-managed REIT and primarily invest in and operate commercial office buildings in select markets and lease the commercial office buildings to small and medium size tenants.  At December 31, 2003, we own 30 properties, which include an aggregate of 2,222,079 square feet, located in metropolitan Denver, Dallas, Phoenix and Indianapolis.

Business Strategy

We focus our efforts on the acquisition, rehabilitation and development of multi-tenant office buildings with a targeted average tenant size of between 2,000 and 4,000 square feet in select cities.

We believe that office space for small to medium size businesses is a large and underserved market.  According to data compiled by the Office of Advocacy of the U.S. Small Business Administration in 2002, 89% of all U.S. businesses employed fewer than 20 employees.  As a result, we believe that many businesses have office space requirements of no more than 4,000 square feet.

Small to medium size businesses often have specific needs and limitations that are different from larger businesses.  For example, small and medium size businesses cannot usually afford large corporate staffs to manage office leasing.  These businesses have needs similar to larger firms, such as access to cutting edge technology, conference facilities, high quality telecommunications equipment and other amenities, but usually do not have a comparable budget to those firms.  Our strategy is to focus on providing an office product targeted to this large market and its underserved needs in a cost effective manner.  The key elements of our strategy include:

Provide a Superior, Consistent Product

We seek to provide a level of amenities to the small and medium size businesses in our office properties that usually only larger companies would be able to obtain.  We accomplish this through new development, redevelopment of existing properties and improved management with a focus on customer service.  Upon acquiring a building, the AmeriVest design team evaluates the building’s architectural design, common areas, technology and amenities relative to our targeted small business tenant.  Based on the results of the design team’s evaluation, a design intent package and capital improvement budget is established for each acquisition which will dictate the improvements to be made to the property over the next few years.  Although the specific improvements and amenities may differ among buildings, all are designed to enhance the experience for the small and medium size business tenant.

The design and technology features incorporated into some of our buildings include keyless entry card systems to allow secure access 24 hours a day to individual suites, surveillance camera systems, and common area conference rooms with the latest telecommunications and presentation equipment available to all tenants without additional charge.  Entry lobbies may feature touchpad electronic directories and, where possible, our buildings are engineered to provide control of heating and air conditioning in individual tenant suites.  Many properties include a unique art program in common areas and corridors.  Signage for tenant suites in many buildings allows for the tenant’s individual logo to be incorporated on a common background.  Many properties are wired to offer high speed voice and data service from multiple telecom providers.  Over time we plan to add some of these and additional small tenant amenities to all of our core buildings as market demand and capital constraints dictate.

Streamline the Leasing Process

We provide our clients with a leasing philosophy that is designed to meet the unique needs of a small to medium size tenant with limited staffing and real estate expertise.  We operate our multi-tenant buildings under a “no-hassle” leasing experience, using a simplified standard lease that has been designed for fairness to both tenant and landlord.  For every property, the lease transaction starts with our rate matrix, a standardized menu of rental rates based on lease terms and market lease rates for our submarkets.  This rate matrix reduces negotiating time and provides for fairness and consistency to our tenants.  We also incorporate a high quality standard tenant finish package, greatly reducing the time to design and build out finished space.  In some buildings, we build completely finished suites in varying sizes on a purely speculative basis.  Our streamlined process greatly reduces negotiation and space planning time and allows the tenant to move into its space sooner and with less aggravation than is typical in the leasing process, reducing the lease transaction time and cost for the tenant and us.

Provide a High Level of Service

We have developed and employ a positive, service-oriented mentality to our tenants.  Our core buildings feature a regional “Tenant Relations Advocate” whose job description is to interface regularly with all tenants and maximize tenant retention.  The Tenant Relations Advocate is dedicated to tenant issues with a singular focus on tenant retention.  The Tenant Relations Advocate personifies our service-oriented mentality and is available to resolve minor tenant service complaints before they develop into major issues.

Our Tenant Relations Advocates work with team leaders for each region, who in turn report to a senior manager in our Denver headquarters, providing direct and regular feedback on tenant concerns.  We believe that our customer-focused management will improve our tenant retention rates.

Target Select Cities

We have focused on employing our strategy in buildings or projects containing at least 100,000 square feet, within select cities where we hope to build meaningful multi-property portfolios.  We target cities that possess enough total office square footage to offer the possibility of multiple acquisitions and liquidity in the event of a desired sale, a healthy number of small businesses and positive growth dynamics.  Historically, in order to maximize management efficiencies, we have focused on markets in relatively close proximity to our headquarters in Denver.  As we grow, we plan to expand our radius to include cities within the United States and Canada that possess our desired characteristics.

As a result of our focused strategy, we believe that our properties provide office space that is particularly attractive for small to medium size tenants.  By executing on our strategy we believe we have been able to maintain high occupancy rates while still maintaining strong rent per square foot trends in our core markets compared to the general office market.

Operating Performance and Stockholder Return

Since 1997, our first full year as a public company, our average annual total return to stockholders has been 23.0%.  The following table compares our total return, based on stock price appreciation and reinvestment of all dividends, with the office REIT and equity REIT sectors, as reported by the National Association of Real Estate Investment Trusts (NAREIT), and the total return of the S&P 500, also reported by NAREIT.

Total Return(1) to Stockholders

	AmeriVest(2)	Office REIT(3)	Equity REIT(3)	S & P 500(3)
1 -Year (2003)	25.4%	34.0%	37.1%	28.7%
2 -Year Avg. (2002-2003)	20.8%	13.9%	20.5%	3.3%
3 -Year Avg. (2001-2003)	24.8%	11.5%	18.3%	(1.8)%
4 -Year Avg. (2000-2003)	23.2%	17.5%	20.3%	(3.6)%
5 -Year Avg. (1999-2003)	23.5%	14.8%	15.3%	1.3%
6 -Year Avg. (1998-2003)	19.6%	9.5%	9.9%	5.9%
7 -Year Avg. (1997-2003)	23.0%	12.2%	11.3%	9.8%

(1) Total return based on stock price appreciation and reinvestment of all dividends.

(2) Morningstar, Inc. (Morningstar.com)

(3) National Association of Real Estate Investment Trusts (NAREIT)

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

Acquisitions and Developments

2004 Transactions

On March 16, 2004, the Company acquired the Camelback Lakes office building.  Camelback Lakes is located in Phoenix, Arizona and contains approximately 203,000 square feet on 12.04 acres of land.  The purchase price for Camelback Lakes was $31,980,000, which was paid with $21,000,000 from our $42,000,000 senior secured revolving line of credit from Fleet National Bank (Secured Fleet Facility) and the balance from our $30,000,000 unsecured revolving line of credit from Fleet National Bank (Unsecured Fleet Facility).

On March 16, 2004, the Company sold its Texas Bank Buildings for $4,100,000.  The four properties are located in Clifton, Georgetown, Henderson and Mineral Wells, Texas, contain an aggregate of 60,095 square feet and had an aggregate net book value of approximately $3,195,000 at December 31, 2003.

2003 Transactions

Greenhill Park Acquisition

On December 4, 2003, the Company acquired the Greenhill Park office building.  Greenhill Park is located in Addison, Texas and contains approximately 252,000 square feet.  Greenhill Park is subject to a ground lease.  The purchase price for Greenhill Park was $10,500,000, which was paid with $5,250,000 from the Secured Fleet Facility and the balance in cash from a portion of the proceeds from our 2003 public offering.

Scottsdale Norte Acquisition

On October 7, 2003, the Company acquired the Scottsdale Norte office building.  Scottsdale Norte is located in Scottsdale, Arizona and contains approximately 79,000 square feet on 5.451 acres of land.  The purchase price for Scottsdale Norte was $12,250,000, which was paid with $6,630,000 from the assumption of the existing loan from Southern Farm Bureau Life Insurance Company and the balance in cash from a portion of the proceeds from our 2003 public offering.

Financial Plaza Acquisition

On September 10, 2003, the Company acquired the Financial Plaza office building.  Financial Plaza is located in Mesa, Arizona and contains approximately 311,000 square feet on 6.0673 acres of land.  The purchase price for Financial Plaza was $39,000,000, which was paid with $24,750,000 from the assumption of the existing loan from Allstate Life Insurance Company and the balance in cash from a portion of the proceeds from our 2003 public offering.

Keystone Office Park IV Development

During 2003, the Company completed the construction of an approximately 18,000 square foot building adjacent to the existing Keystone Office Park in Indianapolis, Indiana.  This building was constructed to accommodate the expansion needs of some of the existing tenants as well as market demand.  The building opened for occupancy in August 2003 and had an occupancy rate of approximately 68% at December 31, 2003.

Southwest Gas Acquisition

On February 6, 2003, the Company acquired the Southwest Gas office building.  The Southwest Gas Building is located in Phoenix, Arizona and contains approximately 148,000 square feet on 7.38 acres of land.  The purchase price for the Southwest Gas Building was $17,000,000, which was paid with $11,900,000 from the Secured Fleet Facility and the balance from a short-term loan, also from Fleet National Bank.  This short-term loan was refinanced with the Unsecured Fleet Facility.

2002 Transactions

Chateau Plaza Acquisition

On November 25, 2002, the Company acquired the Chateau Plaza office building.  Chateau Plaza is located in Dallas, Texas and contains approximately 171,000 square feet on one acre of land.  The purchase price for Chateau Plaza was $22,000,000, which was paid with $15,400,000 from the Secured Fleet Facility and the balance paid in cash from a portion of the proceeds from our 2002 public offering.

Centerra Acquisition

On November 12, 2002, the Company acquired the Centerra office building.  Centerra is located in Denver, Colorado and contains approximately 186,000 square feet on 1.15 acres of land.  The purchase price for Centerra was $18,658,300, which was paid with $13,057,660 from the Secured Fleet Facility and the balance paid in cash from a portion of the proceeds from our 2002 public offering.

Keystone Land Acquisition

On September 6, 2002, the Company acquired 2.55 acres of undeveloped land, adjacent to Keystone Office Park in Indianapolis, Indiana, from Sheridan Realty Partners, L.P., an affiliate, for $320,000.  The purchase price was determined based on the fair market value of the land and was paid through the issuance of 52,893 shares of our common stock ($6.05 per share).  In late 2002, the Company commenced construction of an approximately 18,000 square foot building on this land.

Parkway Centre II Acquisition

On September 5, 2002, the Company acquired the Parkway Centre II office building.  Parkway Centre II is located in Plano, Texas and contains approximately 152,000 square feet on 6.4 acres of land.  The purchase price for Parkway Centre II was $22,000,000, which was paid with $17,000,000 from the assumption of the existing loan from J.P. Morgan Chase Commercial Mortgage Securities Corp. and the balance paid in cash from a portion of the proceeds from our 2002 public offering.

2001

Kellogg Building Acquisition

On December 21, 2001, the Company acquired the Kellogg Building.  The Kellogg Building is located in Littleton, Colorado and contains approximately 112,000 square feet on five acres of land.  The purchase price for the Kellogg Building was $13,550,000, which was paid with $9,500,000 from the proceeds of a loan from US Bank National Association and the balance paid in cash from a portion of the proceeds from our 2001 public offering.

Panorama Falls Sale

On December 6, 2001, the Company sold an 80% tenancy-in-common interest in the Panorama Falls building to a long-term investor affiliated with a large shareholder.  Panorama Falls is located in Englewood, Colorado and contains approximately 60,000 square feet on six acres of land.  The sales price for the interest in Panorama Falls was $4,880,000 payable as follows:

•                  $2,180,000 to KeyBank National Association to pay down a portion of the mortgage loan;

•                  assumption of 80% of the remaining mortgage loan in the amount of $2,395,732; and

•                  the remainder of $304,268 in cash, less closing costs.

Arrowhead Fountains Acquisition

On November 19, 2001, the Company acquired the Arrowhead Fountains office building.  Arrowhead Fountains is located in Peoria, Arizona and contains approximately 96,000 square feet on five acres of land.  The purchase price for Arrowhead Fountains was $12,750,000, which was paid with $9,300,000 from the assumption of the existing loan from Nationwide Life Insurance Company and the balance paid in cash from a portion of the proceeds from our 2001 public offering.

Odessa Sale

On October 23, 2001, the Company sold its office building in Odessa, Texas for $132,500.  The sale resulted in a gain on sale of $12,747.

Giltedge Sale

On June 1, 2001, the Company sold the Giltedge office building in Appleton, Wisconsin for $3,650,000.  The sale resulted in a gain on sale of $1,143,698.  The cash proceeds from this transaction of $458,030 were used to complete a tax-deferred exchange under Section 1031 of the Internal Revenue Code.

AmeriVest Plaza at Inverness Acquisition

On April 1, 2001, the Company acquired from Sheridan Investments, LLC, an affiliate, 100% of the ownership interests of Sheridan Plaza at Inverness, LLC.  Sheridan Plaza at Inverness, LLC owns two office buildings (which are known as AmeriVest Plaza at Inverness) located in Englewood, Colorado containing approximately 119,000 square feet on 6.7 acres of land.  The purchase price was $22,895,067 and consisted of:

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

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

This annual report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended.  All statements other than statements of historical facts included in or incorporated by reference into this annual report, including statements regarding our expected financial position, business strategy, plans and objectives of management for future operations, expected capital expenditures, expected funding sources, planned investments and forecasted dates, are forward-looking statements.  These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which we operate.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are often used to identify forward-looking statements.  Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, these statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control.  Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Risk Factors

Our variable rate debt subjects us to interest rate risk.

At December 31, 2003, approximately $33.6 million, or 21%, of our total mortgage debt was at variable rates ranging from 275 to 400 basis points over LIBOR.  The weighted-average interest rate on this variable rate debt was approximately 5% at December 31, 2003.  All of this variable rate debt is due in 2005.  Increases in interest rates could increase our interest expense, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our stockholders.

We face a competitive market, which could limit our ability to lease our properties or secure attractive investment opportunities.

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

Our debt level may have a negative impact on our income and our ability to pay dividends.

We have incurred indebtedness in connection with the acquisition of our properties, and we may incur new indebtedness in the future in connection with our acquisition, development and operating activities.  At December 31, 2003, we had approximately $159.5 million of long-term indebtedness, of which approximately $52.6 million in the aggregate is due in 2005 and 2006.  As a result of our use of debt, we are subject to the risks normally associated with debt financing, including:

•                  that our cash flow will be insufficient to make required payments of principal and interest;

•                  that we will be unable to refinance some or all of our indebtedness or that any refinancing will not be on terms as favorable as those of the existing indebtedness;

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

We do not have a policy limiting the amount of debt that we may incur; however, our Secured Fleet Facility limits our total liabilities to 70% of gross assets, as calculated in accordance with the loan agreement.  This threshold will decrease to 65% at June 30, 2004.  Our total liabilities to total market capitalization ratio was approximately 57% at December 31, 2003.  Our leverage levels may make it difficult to obtain any additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all.  Our leverage levels also may adversely affect the market value of our stock if we are perceived as more risky than our peers.

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

Because we used proceeds from the sale of a small office building in Wisconsin to purchase AmeriVest Plaza in an exchange qualifying under Section 1031 of the Internal Revenue Code, we may also be required to hold AmeriVest Plaza until 2006 in order to avoid corporate tax on the appreciation of the exchanged property as of the effective date of our REIT election.  If we are subject to tax on any such gain at the highest corporate rate, the amount of this corporate tax could be substantial.  We may not have sufficient cash available to pay the corporate taxes resulting from the sale of these properties.

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

We are currently improving several of our properties and may develop new properties in the future.  Our renovation, redevelopment, development and related construction activities may subject us to the following risks:

•                  We may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects.

•                  We may incur construction costs for a property which exceed our original estimates due to increased costs for materials or labor or other costs, such as asbestos or mold abatement, that we did not anticipate.

•                  We may not be able to obtain financing on favorable terms, which may make us unable to proceed with our development activities.

•                  We may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs.

Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for a significant cash return.  Because we are required to make cash distributions to our stockholders to maintain our REIT tax status, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions.

Failure to succeed in new markets may limit our growth.

We may make selected acquisitions outside our current market areas from time to time as appropriate opportunities arise.  Our historical experience is in metropolitan Denver, Dallas, Phoenix and Indianapolis, and we may not be able to operate successfully in other market areas new to us.  We may be exposed to a variety of risks if we choose to enter into new markets. These risks include:

•                  a lack of market knowledge and understanding of the local economies;

•                  an inability to identify acquisition or development opportunities;

•                  an inability to attract tenants to our properties in these new markets;

•                  an inability to obtain construction trades people; and

•                  an unfamiliarity with local government and permitting procedures.

Any of these factors could adversely affect the profitability of projects outside our current markets and limit the success of our acquisition, development and leasing strategy.

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

Real estate investments are subject to varying degrees of risk.  If we acquire or develop properties and they do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our income and ability to pay dividends to our stockholders will be adversely affected. Income from properties may be adversely affected by:

•                  decreases in rent and/or occupancy rates due to competition, economic or other factors;

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

Periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults by our tenants under existing leases, which would adversely affect our financial position, results of operations and cash flow, as well as the trading price of our securities and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

Unfavorable changes in local market and economic conditions could hurt occupancy or rental rates.

Currently, our properties are located in metropolitan Denver, Dallas, Phoenix and Indianapolis. Economic conditions in our local markets may significantly affect occupancy and rental rates.  Occupancy and rental rates, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations.  The economic condition of our local markets may depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance in that market.  Local real estate market conditions may include a large supply of competing space, and we compete for tenants based on rental rates, attractiveness and location of a property, and quality of maintenance and management services.

We are subject to the credit risk of our tenants, which could result in lease payments not being made and a significant decrease in our revenues.

We are subject to the credit risk of our tenants.  Many of our tenants are small companies with nominal net worth.  We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us.  In particular, local economic conditions and factors affecting the industries in which our tenants operate may affect our tenants’ ability to make lease payments to us.  Moreover, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms if a tenant defaults on its lease.  The loss of rental revenues from a number of our tenants may adversely affect our profitability and our ability to meet our financial obligations.

We may be unable to renew leases or re-lease space on a timely basis or on comparable or better terms, which could significantly decrease our revenues.

A significant number of our leases on our 100%-owned properties, representing approximately 46% of our annualized lease revenue expire on or before December 31, 2005.  Current tenants may elect not to renew their leases upon the expiration of their terms.  Alternatively, current tenants may attempt to terminate their leases prior to the expiration of their current terms.  Many of our leases are for relatively short terms of a few years.  If non-renewals or terminations occur, we may not be able to locate a qualified replacement tenant and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations.  Moreover, the terms of a renewal or new lease may be less favorable than current lease terms.  This may cause affected properties to be impaired.

Loss of a significant tenant could lead to a substantial decrease in our cash flow and an impairment of the value of our real estate.

Although we target tenants seeking 2,000 to 4,000 square feet of office space, we may have several significant tenants from time to time, the loss of any of which could adversely affect our cash flow and may cause affected properties to be impaired.

Chateau Plaza in Dallas, Texas is approximately 70% (120,607 square feet) leased to a single tenant, Dean Foods Company, under a direct lease through December 2005.  However, the tenant has the option to terminate the lease upon eight months written notice.  Should the tenant elect to terminate the lease early, it is obligated to pay a termination penalty equal to three months of the current base rent plus any unamortized tenant improvement and leasing costs.  The loss of this tenant could adversely affect our cash flow until we are able to re-lease the vacated space.  Our lease with Dean Foods Company accounts for approximately $2,760,000 of our annual revenue.

Currently, eleven of our thirteen Texas State Buildings are leased to various agencies of the State of Texas.  Although each of these leases includes a specific termination date, the State of Texas may terminate a lease at any time if state appropriated funds necessary to pay the required rents are unavailable or federally funded programs are curtailed.  If the State of Texas were to terminate or fail to renew a lease, it may be difficult for us to locate another tenant on a timely basis or on comparable or better terms, especially for those buildings located in smaller cities and more remote locations.  The State of Texas also may elect not to renew leases with us upon expiration.  For the years ended December 31, 2003 and 2002, leases with the State of Texas accounted for approximately $1,577,000 and $1,775,000 in revenue, respectively.  In November 2001, the State of Texas vacated our Clint, Texas building, which accounted for $125,676 in annual revenue.  In 2002 and 2003, we recorded impairment charges for this property of $275,000 and $334,592, respectively, due to difficulties in finding a replacement tenant.  Impairment charges recorded on this property have reduced its net book value to its estimated fair value of $100,000.  In December 2002, the State of Texas vacated our Paris, Texas building, which accounted for $242,567 in annual revenue.  In 2003, we recorded an impairment charge for this property of $1,131,340 due to difficulties in finding a replacement tenant.  The impairment charge recorded on this property has reduced its net book value to its estimated fair value of $43,000.  The leases for two properties in Amarillo and Bellville, Texas expire in August 2004 and December 2004, respectively, and it has yet to be determined if the State of Texas will renew its leases.  These properties account for approximately $308,000 in aggregate annual revenue and had an aggregate net book value of approximately $1,683,000 at December 31, 2003.  The Clint, Texas building and Paris, Texas building remain vacant at the date of this report.

Our uninsured and underinsured losses could result in loss of value of our properties.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable, as to which our facilities are at risk in their particular locations.  Our management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on our investments at a reasonable cost and on suitable terms.  These decisions may result in our having insurance coverage that, in the event of a substantial loss, would not be sufficient to repay us for the full current market value or current replacement cost.  Also, due to inflation, changes in codes and ordinances, environmental considerations, and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed.

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

Furthermore, certain of our mortgage loans provide for penalties upon the early termination of the respective loan.  This may restrict our ability to sell those subject properties.

We may suffer environmental liabilities which could result in substantial costs.

Under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials and mold, that are located on or under the property.  These laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of those substances. In connection with our ownership and operation of properties, we may be liable for these costs, which could be substantial.  Also, our ability to arrange for financing secured by that real property might be adversely affected because of the presence of hazardous or toxic substances or the failure to properly remediate any contamination.  In addition, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from our properties.  In particular, two lawsuits have been filed against our AmeriVest Properties Texas Inc. subsidiary alleging that our Mission, Texas property is contaminated with airborne contaminants.  Our insurance company is defending us in these lawsuits.  These lawsuits, or similar lawsuits, if adversely determined, could have a material adverse effect on our business and financial condition, and we cannot assure you that other lawsuits will not be filed against us with respect to this building or our other buildings.

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

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations are required to meet certain federal requirements related to physical access and use by disabled persons.  While we believe we are in compliance with the ADA requirements, a determination that we are not in compliance with the ADA could require capital expenditures to remove access barriers and non-compliance could result in the imposition of fines or an award of damages to private litigants.  If we were required to make modifications to comply with the ADA or other governmental rules and regulations, our ability to make expected distributions to our stockholders could be adversely affected.

The ability of our stockholders to control our policies or effect a change in control of our company is limited, which may not be in our stockholders’ best interests.

Charter and Bylaws Provisions.  Some provisions of our charter and bylaws may delay or prevent a change in control of our company or other transactions that could provide our stockholders with a premium over the then-prevailing market price of our common or preferred stock or that might otherwise be in the best interests of our stockholders.  These provisions include:

•                  Classified Board of Directors and size of Board of Directors fixed within range; removal of directors only for cause.  Our Board of Directors is divided into three classes with staggered terms of office.  The total number of directors is fixed by a majority vote of the Board of Directors within a range of a minimum of three and a maximum of nine.  Directors may only be removed for cause.  These provisions may make it more difficult for a third party to gain control of our Board of Directors.  At least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our Board of Directors, and the number of directors cannot be increased above the maximum number of directors specified in our charter without board and stockholder approvals.

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

•                  Ownership Limitation.  In order to assist us in maintaining our qualification as a REIT, our Articles of Incorporation contain provisions generally limiting the ownership of shares of our capital stock by any single stockholder to 9% of our outstanding shares, unless waived by our Board of Directors.  At our 2003 annual meeting, our stockholders approved the amendment and restatement of our Articles of Incorporation to include the ownership limitation provisions in our Articles of Incorporation.  Prior to the 2003 annual meeting, these ownership limitation provisions were contained in our bylaws.  These provisions could also delay or prevent an acquisition or change in control of our company that could benefit our stockholders.

Maryland Business Statutes.  As a Maryland corporation, we are subject to the provisions of the Maryland General Corporation Law.  Maryland law imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions can occur.  These provisions of Maryland law may have the effect of discouraging offers to acquire us even if the acquisition would be advantageous to our stockholders.  These provisions include:

•                  Unsolicited takeover provisions.  Maryland law provides that the Board of Directors of a Maryland corporation is not subject to higher duties with regard to actions taken in a takeover context.  These provisions may make it more difficult to effect an unsolicited takeover of a Maryland corporation.  Maryland law also allows publicly held corporations with at least three independent directors to elect to be governed, without shareholder approval, by all or any part of Maryland law provisions relating to extraordinary actions and unsolicited takeovers.

•                  Business combination with interested stockholders.  The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuances of shares and other specified transactions, with an “interested stockholder” or its affiliates, for five years after the most recent date on which the interested stockholder became an interested stockholder and thereafter unless specified criteria are met.

Control share acquisition.  The Maryland Control Shares Acquisition Act provides that shares acquired by any person over one-tenth, one-third and a majority of the voting power of a corporation do not have voting rights, except to the extent approved by the vote of two-thirds of the shares of common stock entitled to be cast on the matter.

Other constituencies.  Maryland law expressly authorizes a Maryland corporation to include in its charter a provision that allows the Board of Directors to consider the effect of a potential acquisition of control on stockholders, employees, suppliers, customers, creditors and communities in which offices or other establishments of the corporation are located.  Our current charter does not include a provision of this type.  Maryland law also provides, however, that the inclusion or omission of this type of provision in the charter of a Maryland corporation does not create an inference concerning factors that may be considered by the Board of Directors regarding a potential acquisition of control.  This law may allow our Board of Directors to reject an acquisition proposal even though the proposal is in the best interests of our stockholders.

Other Maryland laws.  Maryland law also permits the Board of Directors, without stockholder approval, and even if contrary to a company’s bylaws or charter, to classify the Board of Directors, require a two-thirds vote for the removal of directors and give the Board of Directors sole power to fill Board vacancies occurring for any reason.

There is a limited market for our common stock, which could hinder the ability of our stockholders to sell our shares.

Historically, there has been limited trading volume for our common stock and there may be a limited trading volume for our preferred stock.  Our equity market capitalization places us at the low end of market capitalization among all REITs.  Because of our small market capitalization, most of our investors are individuals.  We cannot assure you that the market for our securities will remain at current levels or expand.  Due to our limited trading volume and small market capitalization, many investors may not be interested in owning our securities because of the inability to acquire or sell a substantial block of our stock at one time.  This illiquidity could have an adverse effect on the market price of our securities. In addition, a stockholder may not be able to borrow funds using our securities as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market.  Any substantial sale of our securities could have a material adverse effect on the market price of our securities.

We may not be able to pay dividends to our stockholders regularly.

Our ability to pay dividends in the future depends on our ability to operate profitably and to generate cash from our operations in excess of debt service obligations and required capital expenditures.  Because we have had to finance our growth, we have not been able to generate sufficient cash from our operations to cover all these obligations and have had to fund certain capital expenditures from external sources, including borrowings and equity offerings.  The payment of dividends is in the sole discretion of our Board of Directors.  We cannot assure you that we will be able to pay dividends consistently with historical payments.

We may incur tax liabilities if we fail to qualify as a REIT.

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

In order to qualify as a REIT, at all times during the second half of each taxable year following our first taxable year, no more than 50% in value of our shares may be owned, directly or indirectly and by applying constructive ownership rules, by five or fewer individuals, including some tax-exempt entities.  Our Articles of Incorporation provide restrictions regarding the transfer of shares, including a 9% limitation on the ownership of our shares by any stockholder, that are intended to assist us in continuing to satisfy this share ownership requirement.

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

Adverse legislative or regulatory tax changes may affect the tax treatment of us or our stockholders.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended.  Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect our company or you, as a shareholder.  On May 28, 2003, the President signed into law tax legislation that reduces the federal tax rate on both dividends and long-term capital gains for individuals to 15% through 2008.  Because REITs generally are not subject to corporate income tax, this reduced tax rate generally does not apply to ordinary REIT dividends, which continue to be taxed at the higher tax rates applicable to ordinary income.  The new 15% tax rate applies to:

•                  long-term capital gains recognized on the disposition of REIT shares;

•                  REIT capital gain distributions (except to the extent attributable to real estate depreciation, in which case such distributions continue to be subject to a 25% tax rate);

•                  REIT dividends attributable to dividends received by a REIT from non-REIT corporations, such as taxable REIT subsidiaries; and

•                  REIT dividends attributable to income that was subject to corporate income tax at the REIT level (e.g., to the extent that a REIT distributes less than 100% of its taxable income).

This new law could cause shares in non-REIT corporations to be a relatively more attractive investment to individual investors than shares in REITs.  The legislation also could have an adverse effect on the market price of our securities.

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

Employees

At December 31, 2003, we had 51 employees.

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

ITEM 2.  PROPERTIES

At December 31, 2003, we own and operate 30 office properties in metropolitan Denver, Dallas, Phoenix and Indianapolis.  Given access to capital, we believe we will continue to be able to identify and complete acquisition and development opportunities.

The following table provides certain information about each of our office properties owned at December 31, 2003:

			At December 31, 2003:		At December 31, 2002:
Building/ Location	Year Acquired	Rentable Area(1)	Occupancy Rate(2)	Average Rent Per SF(3)	Occupancy Rate(2)	Average Rent Per SF(3)
Same Store-

Chateau Plaza Dallas, TX	2002	171,294	100.0%	$22.70	97.6%	$22.79

Centerra Denver, CO	2002	186,377	72.9%	19.89	68.1%	20.78

Parkway Centre II Plano, TX	2002	151,968	95.4%	20.61	97.9%	20.84

Kellogg Building Littleton, CO	2001	111,580	85.8%	21.04	98.6%	21.92

Arrowhead Fountains Peoria, AZ	2001	96,092	100.0%	21.85	100.0%	21.41

AmeriVest Plaza at Inverness Englewood, CO	2001	118,720	91.3%	23.10	99.2%	23.57

Sheridan Center Denver, CO	2000	140,162	82.7%	16.36	79.5%	15.83

	Subtotal	976,193	88.9%	$20.84	89.9%	$21.13

2003 Acquisitions and Developments-

Greenhill Park Addison, TX	2003	251,917	76.7%	$18.84	N/A	N/A

Scottsdale Norte Scottsdale, AZ	2003	79,223	80.9%	23.16	N/A	N/A

Financial Plaza Mesa, AZ	2003	310,828	80.5%	23.02	N/A	N/A

Keystone Office Park(4) Indianapolis, IN	1999/2003	114,060	86.4%	17.71	97.1%	$17.33

Southwest Gas Building Phoenix, AZ	2003	147,660	80.4%	22.10	N/A	N/A

	Subtotal	903,688	80.2%	$21.05	N/A	N/A

Informal Joint Venture-

Panorama Falls(5) Englewood, CO	2000	59,561	78.0%	$19.01	70.8%	$19.15

	Subtotal	59,561	78.0%	$19.01	70.8%	$19.15

Non-Core-

Texas Bank Buildings(6) Texas	1998	60,095	100.0%	$15.88	97.4%	$16.00

Texas State Buildings(7) Texas	1997-98	222,542	76.8%	9.00	77.7%	9.05

	Subtotal	282,637	81.7%	$10.79	81.9%	$10.81

	Total	2,222,079	84.2%	$19.63	88.0%	$18.86

(1)          Includes office space but excludes storage, telecommunications and garage space.

(2)          Includes space leased but not yet occupied.

(3)          Annualized cash basis revenue divided by leased rentable area.

(4)          A fourth building was constructed during 2003; as such, 2002 is not comparable.

(5)          20% of the property is owned by AmeriVest and 80% of the property is owned by Freemark Abbey Panorama, LLC as tenants in common.

(6)          These four buildings are leased approximately 63% to Bank of America.  The buildings are located in Clifton, Georgetown, Henderson and Mineral Wells, Texas.  These buildings were sold on March 16, 2004.

(7)          Eleven of these thirteen buildings are leased primarily to various agencies of the State of Texas.  The buildings are located in Lubbock, El Paso (2), Clint, Temple, Bellville, Columbus, Hempstead, Mission, Arlington, Marshall, Amarillo and Paris, Texas.

The following charts illustrate the geographic distribution of our 100%-owned core properties (1) at December 31, 2003 by square footage and 2003 revenues:

Figure 1 – Geographic Distribution by Square Footage

Figure 2 – Geographic Distribution by 2003 Revenues

(1)     Does not include Texas Bank Buildings, Texas State Buildings or Panorama Falls.

The following table categorizes the area leased to tenants of our 100%-owned core properties(1) by industry at December 31, 2003:

Industry	Percentage of Area
Wholesale trade and manufacturing	15.5%
Consulting and business services	10.6%
Health care	9.2%
Financial services – advisement and brokerage	9.2%
Real estate	8.4%
Financial services – insurance	8.0%
Legal	7.2%
Financial services – mortgage	6.4%
Energy	6.3%
Computer systems and software	5.3%
Telecommunications	3.3%
Other	3.1%
Accounting	3.0%
Financial services – banking	2.2%
Travel, entertainment and food service	1.4%
Engineering	0.6%
Advertising and marketing	0.3%

(1) Does not include Texas Bank Buildings, Texas State Buildings or Panorama Falls.

Consolidated Lease Expirations

The following schedule details the tenant(1) lease expirations for our 100%-owned properties(2) at December 31, 2003:

Year	Number of Expiring Leases	Expiring Square Footage	Expiring Annual Revenue	Percentage of Total Annual Revenue
2004	109	311,746	$5,892,566	17.0%
2005	102	483,812	10,062,586	28.9%
2006	93	249,916	4,488,091	12.9%
2007	50	301,149	6,030,583	17.3%
2008	39	169,641	3,232,124	9.3%
2009	14	99,592	2,181,460	6.3%
2010	6	77,652	1,175,004	3.4%
2011	3	13,490	186,072	0.5%
2012	6	70,805	1,517,168	4.4%
Total	422	1,777,803	$34,765,654	100.0%

(1) Excludes Kellogg Executive Suite and month-to-month tenants.

(2) Does not include Panorama Falls.

Description of Specific Properties

At December 31, 2003, Financial Plaza was the only property whose book value was greater than or equal to 10% of our consolidated assets.  A description of this property is set forth below.

Financial Plaza

On September 10, 2003, we acquired the Financial Plaza office building in Mesa, Arizona.  The property is comprised of a 16-story office building, a 2-story retail building and a 5-story parking garage containing approximately 311,000 square feet on 6.0673 acres of land.  The parking garage contains approximately 1,000 spaces.  Financial Plaza was built in 1986.

Financial Plaza is the dominant high-rise office asset in the entire Southeast Valley submarket, offering panoramic views of the Phoenix metropolitan area from its higher floors, high quality interior finishes and extensive exterior landscaping.  The property enjoys excellent access to the Phoenix highway system via the nearby Superstition Freeway and to the many amenities of the Fiesta Mall, located across the street.  Competition for Financial Plaza comes principally from a wide range of smaller properties of lesser quality located throughout the Southeast Valley, which compete on price, as well as two new comparable Class A properties, which are well leased at similar rates to Financial Plaza.

We intend to provide certain amenities including, but not limited to, common area conference rooms, electronic directories and common area and tenant finish upgrades at Financial Plaza.  The improvements to be performed are based on our design team’s evaluation and are subject to budget approval.

Financial Plaza is leased to 42 tenants at base rental rates ranging from $18.50 to $26.35 per square foot.  The average effective annual rent per square foot at December 31, 2003 was $23.02.  Lease terms range from three to ten years.

The occupancy rate for Financial Plaza was 81% at December 31, 2003 and 82% at December 31, 2002.  Occupancy information for prior years is not available.  One tenant, an insurance company, occupies 10% or more of the rentable area.  This tenant occupies 36,833 square feet, or approximately 12% of the building, under a direct lease through April 2005.  This tenant is also responsible for its pro-rata share of operating expenses.

The following schedule details the tenant lease expirations for Financial Plaza at December 31, 2003:

Year	Number of Expiring Leases	Expiring Square Footage	Expiring Annual Revenue	Percentage of Total Annual Revenue
2004	5	17,613	$430,670	7.7%
2005	8	53,626	1,181,970	21.2%
2006	12	31,990	739,583	13.3%
2007	12	88,801	1,926,816	34.6%
2008	2	17,424	391,718	7.0%
2009	1	7,333	175,992	3.2%
2010	1	6,962	181,012	3.2%
2011	—	—	—	—
2012	1	24,444	546,610	9.8%
Total	42	248,193	$5,574,371	100.0%

For 2003, the real estate taxes for Financial Plaza were $774,117 as determined by the Maricopa County Treasurer.

Financial Plaza had a federal tax basis of $29,810,670 at December 31, 2003.  For federal income tax purposes, depreciation is computed using the straight-line method over a useful life of 39 years, for a depreciation rate of 2.56% per year.  For financial reporting purposes, depreciation is determined and computed in accordance with generally accepted accounting principles.

We hold fee simple title to this property.  See “Mortgage Loans and Notes Payable” below for information regarding the financing of this property.

Property Improvements

We currently intend to spend approximately $9,500,000 for capital improvements, including tenant improvements, at our properties during 2004.  This amount is in addition to amounts that will be expended for routine maintenance and repairs.  This amount is to be funded from working capital, additional borrowing, the conversion of outstanding options and warrants, and the sale of additional equity securities.

Mortgage Loans and Notes Payable

The Company finances its properties with mortgage loans and has other debt instruments, such as lines of credit, available to it.  The following is a summary of the Company’s outstanding mortgage loans and notes payable, classified by interest type (fixed or variable) and in order of maturity, at December 31, 2003 and 2002:

			2003		2002
Lender	Mortgaged Property	Maturity Date	Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)
Fixed Rate
Teachers Insurance and Annuity Association of America	AmeriVest Plaza at Inverness	1/10/2006	$14,572,888	7.90%	$14,721,273	7.90%

Greenwich Capital Financial Products	Parkway Centre II Centerra Southwest Gas Building	10/1/2008	38,876,849	5.13%	—	—

Allstate Life Insurance Company	Financial Plaza	10/5/2010	24,669,760	5.25%	—	—

Southern Farm Bureau Life Insurance Company	Scottsdale Norte	4/1/2011	6,625,460	7.90%	—	—

Teachers Insurance and Annuity Association of America	Sheridan Center Arrowhead Fountains Kellogg Building	1/1/2013	29,309,686	7.40%	29,700,000	7.40%

Jefferson Pilot	Texas Bank Buildings	5/1/2013	1,292,749	9.00%	1,377,372	9.00%

Security Life of Denver Insurance Company	Keystone Office Park – 1st	5/1/2022	4,334,828	8.00%	4,435,814	8.00%

Security Life of Denver Insurance Company	Keystone Office Park – 2nd	5/1/2022	485,638	8.63%	496,064	8.63%

Transatlantic Capital Company, LLC	Texas State Buildings	8/1/2028	5,660,436	7.66%	5,735,061	7.66%
		Subtotal	$125,828,294	6.41%	$56,465,584	7.65%

Variable Rate
Fleet National Bank – $42 million Senior Secured Line of Credit	Chateau Plaza Greenhill Park	11/12/2005	$18,470,020	3.90%	$28,457,660	4.17%

Fleet National Bank – $30 million Unsecured Line of Credit	Unsecured	11/12/2005	15,149,725	5.17%	—	—

J.P. Morgan Chase	Parkway Centre II	—	—	—	17,000,000	3.39%

KeyBank National Association	Panorama Falls	—	—	—	4,072,283	3.91%
		Subtotal	$33,619,745	4.47%	$49,529,943	3.88%

Other Notes Payable
Lease Capital Corporation	Phone system	10/31/2007	$82,371	11.11%	$98,705	11.11%
		Subtotal	$82,371	11.11%	$98,705	11.11%

		Total	$159,530,410	6.01%	$106,094,232	5.89%

(1) Interest only, does not include amortization of deferred financing costs or unused facility fees.

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

Financing Policies

We intend to make additional investments in properties and may incur indebtedness to make those investments or to meet the distribution requirements imposed by the REIT provisions of the Internal Revenue Code of 1986, as amended, to the extent that cash flow from our operations, investments and working capital is insufficient.  Additional indebtedness incurred by us may be secured by part or all of our real estate properties.  Our Board of Directors has placed no limitations on the number or amount of secured indebtedness or mortgages that may be placed on any one of our properties, however, our Secured Fleet Facility limits our total liabilities to 70% of gross assets, as calculated in accordance with the loan agreement.

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

On August 23, 2002, a lawsuit was filed in the District Court, County of Arapahoe, Colorado, against our AmeriVest Broadway Properties, Inc. subsidiary, Sheridan Realty Advisors, LLC (SRA), our former outside advisor, Porter Construction Services, Inc., and others by Jane Doe alleging that the defendants were negligent in maintaining security at our Panorama Falls building.  The plaintiff alleges that due to the acts and omissions of the defendants, she was sexually assaulted and continues to suffer from physical injuries and mental anguish.  The plaintiff seeks monetary relief, including exemplary damages, and pre- and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

We have asserted a general denial of the material allegations in all lawsuits and our insurance companies are defending us in these lawsuits and are responsible for all costs.  We believe that these lawsuits will not be adversely determined and will not have any material adverse effect on our business and financial condition.

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

The table below presents the range of high and low sale prices for our common stock during each of the quarters indicated, as reported by the American Stock Exchange and Nasdaq SmallCap Stock Market and the cash dividends per share paid with respect to those quarters:

	Common Stock
Quarter Ended	High	Low	Dividend Per Share
March 31, 2002	$6.55	$5.45	$0.125
June 30, 2002	6.45	5.56	0.125
September 30, 2002	6.30	5.40	0.130
December 31, 2002	6.29	5.00	0.130
March 31, 2003	6.55	5.66	0.130
June 30, 2003	6.65	5.85	0.130
September 30, 2003	6.75	6.11	0.130
December 31, 2003	7.21	6.50	0.130

On March 17, 2004, the closing sale price for our common stock was $6.95 per share, as reported by the American Stock Exchange.  On March 17, 2004, there were approximately 8,000 stockholders of AmeriVest, consisting of 321 holders of record.  The information concerning beneficial owners is based on information provided by brokers and depositories who hold shares in their names on behalf of others.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2003, we issued shares of common stock that were not registered under the Securities Act of 1933 in the following transactions:

We issued 3,247 shares of common stock upon exercise of stock options by a former employee.  The issuance of these shares of common stock was made pursuant to an exemption from registration in accordance with Section 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

We issued 16,000 shares of common stock upon exercise of previously issued warrants.  The issuance of these shares of common stock was made pursuant to an exemption from registration in accordance with Section 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and comparison of the financial condition and results of operations of AmeriVest as of and for the years ended December 31, 2003 and 2002.  These discussions should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

Introduction

AmeriVest is a REIT which owns and operates commercial office buildings in select markets catering to small and medium size businesses.  At December 31, 2003, we own 30 properties totaling 2,222,079 square feet compared to 26 properties totaling 1,416,350 square feet at December 31, 2002.  We generate revenue primarily through the rental of office space at our properties.  The demand for our products is correlated, in general, to the national economy, and more specifically, to the demand for office space by small and medium size tenants in metropolitan Denver, Dallas, Phoenix and Indianapolis.  We increased our revenues and expenses significantly by adding approximately 800,000 square feet to our portfolio through the acquisition of four properties and the development of another building at an existing property during 2003, combined with the inclusion of the operations of our 2002 acquisitions for a full year.

Results of Operations

The following is a comparison of the years ended December 31, 2003 and 2002:

	2003	2002	Change
REAL ESTATE OPERATING REVENUE
Rental revenue	$29,865,670	$16,385,965	$13,479,705

REAL ESTATE OPERATING EXPENSES
Property operating expenses-
Operating expenses	8,117,055	3,935,774	4,181,281
Real estate taxes	3,721,266	1,628,455	2,092,811
Management fees	141,150	173,011	(31,861)
General and administrative expenses	3,527,747	1,755,104	1,772,643
Advisory and capital projects fees	—	1,367,380	(1,367,380)
Interest expense	7,867,534	4,144,231	3,723,303
Depreciation and amortization expense	7,023,923	3,362,508	3,661,415
Impairment of investment in real estate	1,465,932	275,000	1,190,932
Total operating expenses	31,864,607	16,641,463	15,223,144

OTHER INCOME/(LOSS)
Interest income	73,470	164,519	(91,049)
Equity in loss of unconsolidated affiliate	(54,953)	(66,295)	11,342
Total other income	18,517	98,224	(79,707)

NET LOSS	$(1,980,420)	$(157,274)	$(1,823,146)

Rental revenue increased by approximately $13,480,000, or 82%, from 2002 to 2003.  Approximately $5,638,000 of the increase is due to the inclusion of the operating results from the 2003 acquisitions (Southwest Gas, Financial Plaza, Scottsdale Norte and Greenhill Park) and approximately $8,540,000 is due to the inclusion of the operating results from the 2002 acquisitions (Parkway Centre II, Centerra and Chateau Plaza) for a full year in 2003 versus a partial year in 2002.  Offsetting these increases is a decrease of approximately $480,000 due to a 1% decline in our existing portfolio (core properties owned for the full year) occupancy rate combined with a weak rental market which negatively impacted rental revenue.  A majority of the decline in the existing portfolio was experienced in the Denver market where the soft economy forced some companies to downsize or go out of business.  The remaining decrease of approximately $218,000 was due to the loss of the tenant, an agency of the State of Texas, at our Paris, Texas property in December 2002.  We have been unsuccessful in re-leasing this property; see the impairment discussion below for more information.

The total portfolio occupancy rate was 84.2% at December 31, 2003, a decline from 88.0% at December 31, 2002.  This decrease is primarily attributable to the 2003 acquisitions, which were approximately 79% occupied at year end, however, the above-mentioned 1% decline in our existing portfolio occupancy rate also contributed to the overall decline in occupancy.

Property operating expenses increased by approximately $6,242,000 from 2002 to 2003.  Approximately $2,182,000 of the increase is due to the inclusion of the 2003 acquisitions and approximately $3,562,000 is due to the inclusion of the 2002 acquisitions for a full year in 2003.  The remainder of the increase was experienced in our existing portfolio and non-core properties.  The main components of the additional expense consisted of increases in real estate taxes, utilities and regional property management personnel.  Real estate taxes increased from approximately $1,628,000, or 10% of revenue, in 2002 to approximately $3,721,000, or 12% of revenue, in 2003.  Currently, seven of the twelve core properties have been acquired in the past two years.  Upon acquisition, the properties are often reassessed by the local municipalities at the purchase price and real estate taxes increase accordingly.  While the Company utilizes outside property tax consulting firms to protest the valuations of any properties that are deemed to be overvalued, it records the actual expense in the year incurred with any amounts refunded to the Company through this process recorded when realized.  Regional operating management personnel were added in the latter half of 2003 in the Phoenix and Dallas markets in anticipation of continued growth.  We recently hired a regional manager for the Denver market and would add regional personnel for any new markets entered into in the future.  The Company believes it is important to its strategy to self-manage its properties with key experienced management in the local markets.  The Company focuses on the control of operating expenses as a percent of revenue and as it continues to grow and gain scale in each of its markets, believes that it will be able to maintain or increase its operating margins.

To support the continued growth of the Company, we continued to incur additional general and administrative expenses, including salary, consulting, legal and accounting costs.  Included in 2003 were charges of approximately $258,000 in compensation expense for bonuses to our Chief Executive Officer, Chief Operating Officer and Chief Investment Officer as provided by the Company’s 2003 Long-Term Incentive Plan, approximately $170,000 in severance expense to our former Chief Financial Officer and approximately $125,000 in recruiting fees related to corporate and regional hires.  Legal and accounting fees have continued to increase as the Company has grown and it is anticipated that they will continue to increase in 2004, particularly with respect to activities necessary to comply with the Sarbanes-Oxley Act of 2002.

The advisory and capital projects fees expense recognized in 2002 represents the fees earned by SRA, in accordance with the Advisory Agreement, for 2002 property acquisitions and as provided for in the Termination of Advisory Agreement we executed with SRA.  Effective January 1, 2002, the Advisory Agreement was amended whereby certain SRA employees became our employees and as a result, the advisory and capital project fees were expensed.  Prior to January 1, 2002, these fees were capitalized.  Additionally, due to the termination of the Advisory Agreement effective November 1, 2002 whereby all remaining SRA employees became our employees, these fees have been eliminated.  Beginning November 1, 2002, the salaries of these additional employees are included in general and administrative expenses.

Interest expense increased by approximately $3,723,000 from 2002 to 2003.  Of this increase, approximately $1,095,000 relates to mortgage loans on the 2003 acquisitions and approximately $2,041,000 relates to mortgage loans on the 2002 acquisitions held for an entire year in 2003.  In addition, approximately $610,000 of the increase is due to the refinancing of the Sheridan Center, Arrowhead Fountains and Kellogg Building variable rate loans with a weighted average rate of 4.5% with a fixed rate portfolio loan with a fixed rate of 7.4%.  Although the refinancings have negatively impacted our results, we believe it was the proper course of action to have our long-term assets financed with long-term, fixed rate debt, which provides more stability and certainty.  The increase in interest expense is also attributable to the interest and fees related to the short-term loan, which was used in the acquisition of the Southwest Gas Building and later refinanced with the Unsecured Fleet Facility.  This facility provides the Company with more flexibility and a readily available vehicle for financing acquisitions and other capital needs.  The cost of this facility will have a more material effect on operations in 2004.

The increase in depreciation and amortization expense is due to the increase in depreciable assets resulting from the above-mentioned acquisitions.  Furthermore, the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations”, which, among other things, requires an allocation of the purchase price of a property to an intangible asset representing the value associated with the in-place leases, has had and will continue to have a significant impact on the Company’s depreciation and amortization expense as more properties are acquired.  The intangible assets are amortized over the remaining life of the in-place leases which generally range from 24 to 55 months.

During 2003, the Company recorded a $334,592 impairment charge for a 12,979 square foot building in Clint, Texas and a $1,131,340 impairment charge for a 33,312 square foot building in Paris, Texas.  Both properties had been previously leased to agencies of the State of Texas.  The Clint building has been vacant since November 2001 and the Paris building has been vacant since December 2002.  The Company has been unsuccessful in re-leasing these properties but will continue in its efforts, however there are no near term prospects.  The Company recorded a $275,000 impairment charge related to the Clint property in 2002.  Impairment charges recorded on these properties have reduced their net book values to their estimated fair values of $100,000 and $43,000 for Clint and Paris, respectively.  The Company arrived at the estimated fair values using a combination of the property tax assessment values, values estimated by the our property tax consulting firms and local real estate brokers.

Liquidity and Capital Resources

Operating Activities

Net cash flows provided by operations were approximately $10,651,000 for the year ended December 31, 2003.  This results primarily from the Company’s operating results adjusted for non-cash expenses and a general increase in our payables and other liabilities for expenses that have not yet been paid in excess of the prior year.  The increase from the prior year period is primarily due to the inclusion of the operations of the late-2002 and 2003 property acquisitions.  Cash flow from operations is the primary source to fund dividend payments, debt service and capital expenditures.

 Investing Activities

Net cash flows used in investing activities were approximately $56,062,000 for the year ended December 31, 2003, of which approximately $47,858,000, net of debt assumed, was used to acquire the Southwest Gas, Financial Plaza, Scottsdale Norte and Greenhill Park properties.  The remainder is primarily composed of costs to complete the construction of the fourth building at Keystone Office Park, capital improvement, tenant improvement and leasing commission costs.

Financing Activities

Net cash flows provided by financing activities were approximately $44,570,000 for the year ended December 31, 2003.  Of this amount, approximately $33,267,000 represents the net proceeds from the June 2003 common stock offering.  The remainder is primarily composed of net loan draws used for acquisitions and proceeds from the exercising of options and warrants, offset by scheduled principal payments on mortgage loans, payment of financing costs related to the refinancings and new loans, dividend payments and payments into escrow accounts as required by certain lenders.

Future Sources of Capital

The following table summarizes future minimum base rent to be received under non-cancelable tenant leases for the Company’s commercial properties expiring each year, at December 31, 2003:

	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years	Total
Minimum Rents	$32,854,456	$44,937,455	$20,654,809	$10,148,577	$108,595,297

The Company desires to acquire additional properties.  In order to do so, it will utilize current sources of debt financing and possibly incur additional debt and/or obtain additional equity capital.  The Company also intends to obtain credit facilities for short and long-term borrowings with commercial banks or other financial institutions.

The issuance of such securities or increase in debt to acquire additional properties, of which there is no assurance, could adversely affect the amount of cash available to pay dividends to stockholders.

In January 2004, the Company filed a shelf registration statement (Form S-3) under which the Company could potentially raise up to $200,000,000 through the issuance of common stock or preferred stock.  The proceeds from those issuances, if any, would be used to acquire and improve new and existing properties, repay borrowings under our lines of credit or other loans and for working capital and general corporate purposes.

The Company has two credit facilities from Fleet National Bank, a $42,000,000 senior secured revolving line of credit (Secured Fleet Facility) and a $30,000,000 unsecured revolving line of credit (Unsecured Fleet Facility).  At December 31, 2003, there was $18,470,020 outstanding with $23,529,980 available under the Secured Fleet Facility and $15,149,725 outstanding with $14,850,275 available under the Unsecured Fleet Facility.  Available amounts under these facilities will be used to acquire and improve new and existing properties, as well as for working capital.

Future Uses of Capital, Contractual Commitments and Off-Balance Sheet Arrangements

The following table details the contractual obligations at December 31, 2003.  These include scheduled maturities of mortgage loans and notes payable as well as a ground lease for Greenhill Park that expires on December 1, 2083:

	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years	Total
Mortgage Loans and Notes Payable	$2,244,174	$52,622,828	$39,785,256	$64,878,152	$159,530,410
Ground Lease	642,165	1,505,181	1,726,032	225,671,046	229,544,424
Total	$2,886,339	$54,128,009	$41,511,288	$290,549,198	$389,074,834

With respect to the ground lease, the lease requires the Company to make monthly rental payments based on the value of the land that is re-established every ten years.  The annual minimum rent increases every ten years to the greater of (i) 10% of the fair market value of the land, or (ii) 10% of the initial value of the land compounded annually at 3%.  The next base rent calculation will be performed on January 1, 2006.  In addition to the annual base rent, the ground lessor is entitled to a participating rent equal to 25% of gross revenue receipts in excess of $6,723,205.  The combined annual base rent and participating rent is limited to the greater of (i) 10% of the fair market value of the land, or (ii) 50% of the difference between the gross revenue receipts and $6,723,205.

Debt Covenants

Certain of its mortgage lenders require the Company to comply with certain debt covenants as described in the specific loan documents, including the loan-to-value ratio, the interest coverage ratio, the fixed charge coverage ratio and the dividend payout ratio.  At December 31, 2003, the Company was in compliance with all of its debt covenants with the exception of the dividend payout ratio covenant as required by the Secured Fleet Facility and the Unsecured Fleet Facility.  The Company received a waiver from Fleet National Bank for this event of non-compliance with this covenant for the year ended December 31, 2003.  In addition, on March 16, 2004, the Company amended its Secured Fleet Facility and Unsecured Fleet Facility loan agreements to modify certain of its debt covenants.  The Company believes it will be in compliance with these modified covenants based on forecasted operating results, however, there is no assurance that the Company will remain in compliance with these amended covenants.

Inflation

Management believes that inflation should not have a material adverse effect on our operations.  Our office leases require the tenants to pay increases in operating expenses should any inflationary pressures materialize.

New Accounting Principles

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46 (Revised), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FIN 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003.  The Company will be required to apply FIN 46R to variable interests in variable interest entities (VIEs) created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, this interpretation will be applied beginning on March 31, 2004.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date this interpretation first applies may be used to measure the assets, liabilities and non-controlling interest in the VIE.  The Company has an interest in an entity whose sole purposes is to own and operate the Panorama Falls building in Englewood, Colorado, which may be considered a VIE.  The Company’s losses are limited to its investment in the tenancy-in-common relationship of approximately $1,364,000, the amounts due from the related party of approximately $3,372,000, and any underlying rents receivable.  This interest is being accounted for under the equity method of accounting and is included as an investment in unconsolidated affiliate in our consolidated balance sheets.

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

Investment in real estate is stated at cost.  Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Estimated Useful Lives
Land	Not depreciated
Buildings and improvements	20 to 40 years
Furniture, fixtures and equipment	5 to 7 years
Tenant improvements, tenant leasing commissions and other intangible assets	Term of related lease

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

ITEM 7.  FINANCIAL STATEMENTS

AMERIVEST PROPERTIES INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

AmeriVest Properties Inc.:

We have audited the accompanying consolidated balance sheets of AmeriVest Properties Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVest Properties Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the yearsthen ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado
February 20, 2004, except for
Note 5, which is as of
March 16, 2004

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Investment in real estate-
Land	$29,647,423	$20,730,999
Buildings and improvements	187,560,948	124,597,852
Furniture, fixtures and equipment	799,730	467,188
Tenant improvements	6,159,440	2,969,044
Tenant leasing commissions	1,063,204	450,647
Intangible assets	11,468,120	2,153,229
Less: accumulated depreciation and amortization	(12,806,269)	(6,383,631)
Net investment in real estate	223,892,596	144,985,328

Cash and cash equivalents	1,478,285	2,318,566
Escrow deposits	5,778,427	2,335,519
Investment in unconsolidated affiliate	1,364,032	1,390,560
Due from related party	3,371,526	3,257,826
Due from unconsolidated affiliate	262,347	217,578
Accounts receivable	296,377	286,691
Deferred rents receivable	1,401,455	671,737
Deferred financing costs, net of accumulated amortization of $519,399 and $130,773, respectively	2,301,043	1,243,907
Prepaid expenses and other assets	354,374	475,875

Total assets	$240,500,462	$157,183,587

LIABILITIES
Mortgage loans and notes payable	$159,530,410	$106,094,232
Accounts payable and accrued expenses	2,736,657	2,384,620
Accrued real estate taxes	3,169,183	1,714,594
Prepaid rents, deferred revenue and security deposits	2,697,635	1,656,507
Dividends payable	2,262,170	1,437,834

Total liabilities	170,396,055	113,287,787

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $.001 par value Authorized – 75,000,000 and 15,000,000 shares, respectively Issued and outstanding – 17,401,309 and 11,060,260 shares, respectively	17,401	11,060
Capital in excess of par value	91,706,371	55,247,483
Distributions in excess of accumulated earnings	(21,619,365)	(11,362,743)

Total stockholders’ equity	70,104,407	43,895,800

Total liabilities and stockholders’ equity	$240,500,462	$157,183,587

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
REAL ESTATE OPERATING REVENUE
Rental revenue	$29,865,670	$16,385,965

REAL ESTATE OPERATING EXPENSES
Property operating expenses-
Operating expenses	8,117,055	3,935,774
Real estate taxes	3,721,266	1,628,455
Management fees	141,150	173,011
General and administrative expenses	3,527,747	1,755,104
Advisory and capital projects fees	—	1,367,380
Interest expense	7,867,534	4,144,231
Depreciation and amortization expense	7,023,923	3,362,508
Impairment of investment in real estate	1,465,932	275,000
Total operating expenses	31,864,607	16,641,463

OTHER INCOME/(LOSS)
Interest income	73,470	164,519
Equity in loss of unconsolidated affiliate	(54,953)	(66,295)
Total other income	18,517	98,224

NET LOSS	$(1,980,420)	$(157,274)

LOSS PER SHARE
Basic	$(0.13)	$(0.02)

Diluted	$(0.13)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	14,686,369	9,341,608

Diluted	14,686,369	9,341,608

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

				Distributions
			Capital in	in Excess of
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Earnings	Total

Balance at December 31, 2001	6,682,259	$6,682	$31,132,650	$(6,142,347)	$24,996,985

Issuance of common stock-
Public offering, net of offering costs	4,140,000	4,140	22,744,898	—	22,749,038
Acquisition of land	52,893	53	319,947	—	320,000
Property improvements	21,114	21	117,373	—	117,394
Warrants exercised	54,150	54	270,696	—	270,750
Stock options exercised	60,000	60	270,756	—	270,816
Dividend Re-Investment Plan (DRIP)	47,196	47	269,830	—	269,877
Equity-based compensation	2,648	3	15,730	—	15,733
Issuance of incentive warrants	—	—	61,095	—	61,095
Amortization of incentive warrants	—	—	44,508	—	44,508
Dividends declared	—	—	—	(5,063,122)	(5,063,122)
Net loss	—	—	—	(157,274)	(157,274)
Balance at December 31, 2002	11,060,260	11,060	55,247,483	(11,362,743)	43,895,800

Issuance of common stock-
Public offering, net of offering costs	5,750,000	5,750	33,261,703	—	33,267,453
Warrants exercised	495,045	495	2,474,730	—	2,475,225
Stock options exercised	33,247	33	163,015	—	163,048
DRIP	49,081	49	297,936	—	297,985
Equity-based compensation	13,676	14	261,504	—	261,518
Dividends declared	—	—	—	(8,276,202)	(8,276,202)
Net loss	—	—	—	(1,980,420)	(1,980,420)
Balance at December 31, 2003	17,401,309	$17,401	$91,706,371	$(21,619,365)	$70,104,407

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,980,420)	$(157,274)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization expense	7,023,923	3,362,508
Impairment of investment in real estate	1,465,932	275,000
Amortization of deferred financing costs	515,318	189,755
Write-off of unamortized deferred financing costs	29,843	135,258
Equity in loss of unconsolidated affiliate	54,953	66,295
Equity-based compensation	261,518	60,241
Changes in assets and liabilities-
Accounts receivable	(9,686)	95,989
Deferred rent receivable	(729,718)	(297,345)
Prepaid expenses and other assets	121,501	(33,306)
Accounts payable and accrued expenses	1,402,037	1,070,280
Other accrued liabilities	2,495,717	659,644
Net cash flows provided by operating activities	10,650,918	5,427,045

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, developments and improvements of real estate, net of debt assumed	(52,006,298)	(48,662,156)
Tenant improvements	(3,322,017)	(1,191,800)
Tenant leasing commissions	(688,809)	(165,362)
Deposits on real estate acquisitions	—	(170,000)
Amounts paid to unconsolidated affiliate	(44,769)	(123,104)
Net cash flows used in investing activities	(56,061,893)	(50,312,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to mortgage loans and notes payable	110,899,725	60,589,117
Repayments of mortgage loans and notes payable	(88,985,672)	(30,971,098)
Payment of deferred financing costs	(1,602,297)	(971,035)
Net proceeds from common stock offering	33,267,453	22,749,038
Net proceeds from exercising of options and warrants	1,588,273	541,566
Net change in escrow deposits	(3,442,908)	(1,662,306)
Dividends paid	(7,153,880)	(4,190,694)
Net cash flows provided by financing activities	44,570,694	46,084,588

NET CHANGE IN CASH AND CASH EQUIVALENTS	(840,281)	1,199,211

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,318,566	1,119,355

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,478,285	$2,318,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,841,482	$3,763,091

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Mortgage loans assumed	$31,380,000	$17,000,000
Common stock issued to the DRIP	$297,985	$269,877
Common stock issued for improvements of real estate	$—	$117,394

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 1 – ORGANIZATION

AmeriVest Properties Inc. (the Company) is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust (REIT).  The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants.  At December 31, 2003, the Company owns and operates, through its wholly-owned subsidiaries, the following properties:

Property	Location
Greenhill Park	Addison, TX
Scottsdale Norte	Scottsdale, AZ
Financial Plaza	Mesa, AZ
Southwest Gas Building	Phoenix, AZ
Chateau Plaza	Dallas, TX
Centerra	Denver, CO
Parkway Centre II	Plano, TX
Kellogg Building	Littleton, CO
Arrowhead Fountains	Peoria, AZ
AmeriVest Plaza at Inverness	Englewood, CO
Sheridan Center	Denver, CO
Keystone Office Park	Indianapolis, IN
Panorama Falls(1)	Englewood, CO
Texas Bank Buildings(2)	Texas
Texas State Buildings(3)	Texas

(1)          20% of the property is owned by the Company, 80% of the property is owned by Freemark Abbey Panorama, LLC as a tenant in common with the Company.

(2)          These four buildings are leased approximately 63% to Bank of America.  The buildings are located in Clifton, Georgetown, Henderson and Mineral Wells, Texas.  These building were sold on March 16, 2004.

(3)          Eleven of these thirteen buildings are leased primarily to various agencies of the State of Texas.  The buildings are located in Lubbock, El Paso (2), Clint, Temple, Bellville, Columbus, Hempstead, Mission, Arlington, Marshall, Amarillo and Paris, Texas.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Investment in Real Estate

Upon acquisition, the purchase price of a property is allocated to land, building, leasing commissions and other intangible assets and associated liabilities.  The allocation to land is based on the Company’s estimate of its fair value based on all available information including appraisals.  The allocation to intangible assets represents the value associated with the in-place leases, including leasing commissions, legal and other related costs.  The purchase price allocation may also include the creation of an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of acquisition.  This asset or liability is amortized over the life of the remaining in-place leases as an adjustment to revenue.

Investment in real estate is stated at cost.  Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Estimated Useful Lives
Land	Not depreciated
Buildings and improvements	20 to 40 years
Furniture, fixtures and equipment	5 to 7 years
Tenant improvements, tenant leasing commissions and other intangible assets	Term of related lease

Maintenance and repairs are expensed as incurred and improvements are capitalized.  The cost of assets sold or retired and the related accumulated depreciation and/or amortization are removed from the accounts and the resulting gain or loss is reflected in operations in the period in which such sale or retirement occurs.

Other Intangible Assets

The intangible assets are amortized over the remaining life of the in-place leases which generally range from 24 to 55 months.  Estimated amortization expense for the next five years is: $3,593,744 in 2004, $3,246,830 in 2005, $2,174,973 in 2006, $554,443 in 2007 and $6,614 in 2008.

Long-Lived Assets

Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company continually evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.  If an asset is deemed to be impaired, the book value will be written down to its estimated fair value.

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

Fair Value

The Company’s financial instruments include accounts receivable, deferred rents receivable, accounts payable and accrued expenses and mortgage loans and notes payable.  The fair value of the Company’s mortgage loans and notes payable is estimated by discounting the future cash flows of each instrument at current rates expected for similar debt instruments of comparable maturities and risk.  The fair values of these financial instruments were not materially different from their carrying or contract values with the exception of mortgage loans and notes payable as detailed below:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage loans and notes payable	$159,530,410	$161,141,311	$106,094,232	$111,429,642

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

Concentrations of Credit Risk

The Company leases office space to commercial businesses in metropolitan Denver, Dallas, Phoenix and Indianapolis.  The Company also leases office space to State of Texas governmental agencies.  The terms of the leases generally require basic rent payments at the beginning of each month.  Credit risk associated with the lease agreements is limited to the amount of rents receivable from tenants less any related security deposits.  Leases with the State of Texas governmental agencies may be canceled by the lessee should funding for the specific governmental agency on a complete agency basis be decreased or discontinued.

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

Income Taxes

Effective January 1, 1996, the Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the Code), as amended.  As a REIT, the Company generally would not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements.  Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.  As of December 31, 2003, the Company has satisfied the requirements as defined in the Code.

Certain of the Company’s subsidiaries are subject to certain state excise and franchise taxes.  The provision for such state taxes has been reflected in general and administrative expense in the accompanying consolidated statements of operations and has not been separately stated due to its insignificance.

For federal income tax purposes, the cash dividends paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains.  Dividends declared for the year ended December

31, 2003 totaled $8,276,202 and are characterized for tax purposes as 36% ordinary income and 64% return of capital.  Dividends declared for the year ended December 31, 2002 totaled $5,063,122 and are characterized for tax purposes as 56% ordinary income and 44% return of capital.

Equity-Based Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its equity-based compensation.  Accordingly, the Company does not recognize compensation cost for options granted to employees whose exercise price is equal to or exceeds the fair value of the underlying stock as of the grant date and which qualify for fixed plan treatment.

Equity-based compensation issued to non-employees is accounted for based on the fair value of the equity instruments issued.  The measurement date is considered to be the issuance date, or if there are performance vesting provisions, when earned.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company’s net loss and loss per share for the years ended December 31, 2003 and 2002 would have been changed to the pro forma amounts indicated below:

	2003	2002
Net loss – as reported	$(1,980,420)	$(157,274)
Plus: Recognized equity-based compensation	261,518	15,733
Total equity-based compensation expense based on fair value	(211,893)	(13,506)
Net loss – pro forma	$(1,930,795)	$(155,047)
Loss per share (basic) – as reported	$(0.13)	$(0.02)
Loss per share (diluted) – as reported	$(0.13)	$(0.02)
Loss per share (basic) – pro forma	$(0.13)	$(0.02)
Loss per share (diluted) – pro forma	$(0.13)	$(0.02)

New Accounting Principles

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46 (Revised), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FIN 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003.  The Company will be required to apply FIN 46R to variable interests in variable interest entities (VIEs) created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, this interpretation will be applied beginning on March 31, 2004.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date this interpretation first applies may be used to measure the assets, liabilities and non-controlling interest in the VIE.  The Company has an interest in an entity whose sole purposes is to own and operate the Panorama Falls building in Englewood, Colorado, which may be considered a VIE.  The Company’s losses are limited to its investment in the tenancy-in-common relationship of approximately $1,364,000, the amounts due from the related party of approximately $3,372,000, and any underlying rents receivable.

NOTE 3 – ACQUISITIONS AND DEVELOPMENTS

2003 Transactions

Greenhill Park Acquisition

On December 4, 2003, the Company acquired the Greenhill Park office building located in Addison, Texas.  Greenhill Park is subject to a ground lease, see Note 10 – Commitments and Contingencies for additional information.  The purchase price for Greenhill Park was $10,500,000, which was paid with $5,250,000 from the Secured Fleet Facility and the balance in cash from a portion of the proceeds from our 2003 public offering.

Scottsdale Norte Acquisition

On October 7, 2003, the Company acquired the Scottsdale Norte office building located in Scottsdale, Arizona.  The purchase price for Scottsdale Norte was $12,250,000, which was paid with $6,630,000 from the assumption of the existing loan from Southern Farm Bureau Life Insurance Company and the balance in cash from a portion of the proceeds from our 2003 public offering.

Financial Plaza Acquisition

On September 10, 2003, the Company acquired the Financial Plaza office building located in Mesa, Arizona.  The purchase price for Financial Plaza was $39,000,000, which was paid with $24,750,000 from the assumption of the existing loan from Allstate Life Insurance Company and the balance in cash from a portion of the proceeds from our 2003 public offering.

Keystone Office Park IV Development

During 2003, the Company completed the construction of a building adjacent to the existing Keystone Office Park in Indianapolis, Indiana.  This building was constructed to accommodate the expansion needs of some of the existing tenants as well as market demand.  The building opened for occupancy in August 2003.

Southwest Gas Acquisition

On February 6, 2003, the Company acquired the Southwest Gas office building located in Phoenix, Arizona.  The purchase price for the Southwest Gas Building was $17,000,000, which was paid with $11,900,000 from the Secured Fleet Facility and the balance from a short-term loan, also from Fleet National Bank.  This short-term loan was refinanced with the Unsecured Fleet Facility.

The following unaudited pro forma financial information is presented as if the Company had acquired these properties as of the beginning of the periods presented.  This information is presented for illustrative purposes only and may not be indicative of the results that actually would have occurred if the acquisitions had been in effect on the dates indicated or which may be obtained in the future.

	2003	2002
Revenue	$38,748,968	$30,907,407
Net (loss)/income	$(2,399,638)	$37,412
(Loss)/earnings per share – basic	$(0.16)	$0.00
(Loss)/earnings per share – diluted	$(0.16)	$0.00

The unaudited pro forma financial information for 2003 is not comparable to the 2002 pro forma information as the operating results from the 2002 acquisitions are reflected from the acquisition date and are not presented as if they occurred as of the beginning of the period.

2002 Transactions

Chateau Plaza Acquisition

On November 25, 2002, the Company acquired the Chateau Plaza office building located in Dallas, Texas.  The purchase price for Chateau Plaza was $22,000,000, which was paid with $15,400,000 from the Secured Fleet Facility and the balance paid in cash from a portion of the proceeds from our 2002 public offering.

Centerra Acquisition

On November 12, 2002, the Company acquired the Centerra office building located in Denver, Colorado. The purchase price for Centerra was $18,658,300, which was paid with $13,057,660 from the Secured Fleet Facility and the balance paid in cash from a portion of the proceeds from our 2002 public offering.

Keystone Land Acquisition

On September 6, 2002, the Company acquired a parcel of undeveloped land, adjacent to Keystone Office Park in Indianapolis, Indiana, from Sheridan Realty Partners, L.P., an affiliate, for $320,000.  The purchase price was determined based on the fair market value of the land and was paid through the issuance of 52,893 shares of our common stock ($6.05 per share).  In late 2002, the Company commenced construction of a fourth building on this land.

Parkway Centre II Acquisition

On September 5, 2002, the Company acquired the Parkway Centre II office building located in Plano, Texas.  The purchase price for Parkway Centre II was $22,000,000, which was paid with $17,000,000 from the assumption of the existing loan from J.P. Morgan Chase Commercial Mortgage Securities Corp. and the balance paid in cash from a portion of the proceeds from our 2002 public offering.

NOTE 4 – INVESTMENT IN UNCONSOLIDATED AFFILIATES

In December 2001, the Company completed the sale of an 80% tenancy in common interest in the Panorama Falls building to a related party, retaining the remaining 20% interest.  This interest is being accounted for under the equity method of accounting and is included as an investment in an unconsolidated affiliate in the accompanying consolidated balance sheets.  The Company also holds the mortgage loan on Panorama Falls in the amount of $4,214,408 and has recorded a receivable for 80% of this amount, as due from related party with the remaining 20%, included in the investment in unconsolidated affiliate balance.  The property had a net book value of $6,915,557 at December 31, 2003.  This investment may be considered a variable interest entity, see the discussion of FIN 46R under Note 2 – Significant Accounting Policies for additional information.

NOTE 5 – MORTGAGE LOANS AND NOTES PAYABLE

The Company finances its properties with mortgage loans and other debt instruments available, such as lines of credit.  See above under Note 3 – Acquisitions and Developments for property specific financing activity.  The following is a summary of the Company’s outstanding mortgage loans and notes payable, classified by interest type (fixed or variable) and in order of maturity, at December 31, 2003 and 2002:

			2003		2002
Lender	Mortgaged Property	Maturity Date	Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)
Fixed Rate
Teachers Insurance and Annuity Association of America	AmeriVest Plaza at Inverness	1/10/2006	$14,572,888	7.90%	$14,721,273	7.90%

Greenwich Capital Financial Products	Parkway Centre II Centerra Southwest Gas Building	10/1/2008	38,876,849	5.13%	—	—

Allstate Life Insurance Company	Financial Plaza	10/5/2010	24,669,760	5.25%	—	—

Southern Farm Bureau Life Insurance Company	Scottsdale Norte	4/1/2011	6,625,460	7.90%	—	—

Teachers Insurance and Annuity Association of America	Sheridan Center Arrowhead Fountains Kellogg Building	1/1/2013	29,309,686	7.40%	29,700,000	7.40%

Jefferson Pilot	Texas Bank Buildings	5/1/2013	1,292,749	9.00%	1,377,372	9.00%

Security Life of Denver Insurance Company	Keystone Office Park – 1st	5/1/2022	4,334,828	8.00%	4,435,814	8.00%

Security Life of Denver Insurance Company	Keystone Office Park – 2nd	5/1/2022	485,638	8.63%	496,064	8.63%

Transatlantic Capital Company, LLC	Texas State Buildings	8/1/2028	5,660,436	7.66%	5,735,061	7.66%
		Subtotal	$125,828,294	6.41%	$56,465,584	7.65%

Variable Rate
Fleet National Bank – $42 million Senior Secured Line of Credit	Chateau Plaza Greenhill Park	11/12/2005	$18,470,020	3.90%	$28,457,660	4.17%

Fleet National Bank – $30 million Unsecured Line of Credit	Unsecured	11/12/2005	15,149,725	5.17%	—	—

J.P. Morgan Chase	Parkway Centre II	—	—	—	17,000,000	3.39%

KeyBank National Association	Panorama Falls	—	—	—	4,072,283	3.91%
		Subtotal	$33,619,745	4.47%	$49,529,943	3.88%

Other Notes Payable
Lease Capital Corporation	Phone system	10/31/2007	$82,371	11.11%	$98,705	11.11%
		Subtotal	$82,371	11.11%	$98,705	11.11%

		Total	$159,530,410	6.01%	$106,094,232	5.89%

(1) Interest only, does not include amortization of deferred financing costs or unused facility fees.

Refinancings

In September 2003, the Company borrowed $39,000,000 from Greenwich Capital Financial Products (see terms above).  The proceeds were used to repay (i) a portion of the Secured Fleet Facility that was secured by Centerra and the Southwest Gas Building, respectively and (ii) a loan from J.P. Morgan Chase secured by Parkway Centre II.  This loan allowed the Company to fix the interest rate on a large portion of variable rate debt.

In December 2002, the Company borrowed $29,700,000 from Teachers Insurance and Annuity Association of America (see terms above).  The proceeds were used to repay (i) two loans from US Bank National Association secured by Sheridan Center and the Kellogg Building, respectively and (ii) a loan from Nationwide Life Insurance Company secured by Arrowhead Fountains.  This loan allowed the Company to fix the interest rate on a large portion of variable rate debt.

Lines of Credit

In November 2002, the Company obtained a senior secured revolving line of credit from Fleet National Bank (the Secured Fleet Facility) (see terms above).  The original available amount under this facility was $30,000,000, which was increased to $42,000,000 in February 2003.  The Secured Fleet Facility is currently secured by Chateau Plaza and Greenhill Park and had an outstanding balance of $18,470,020 at December 31, 2003 with $23,530,000 of availability.

In February 2003, the Company obtained a $5,100,000 short-term loan from Fleet National Bank which was used for the acquisition of the Southwest Gas Building.  In August 2003, the Company refinanced this loan with a $15,000,000 unsecured revolving line of credit from Fleet National Bank (the Unsecured Fleet Facility) (see terms above), which was increased to $30,000,000 in December 2003.  The Unsecured Fleet Facility had an outstanding balance of $15,149,725 at December 31, 2003 with $14,850,275 of availability.

Other Information

The following table details the scheduled maturities of mortgage loans and notes payable outstanding at December 31, 2003:

2004	$2,244,174
2005	36,017,028
2006	16,605,800
2007	2,516,001
2008	37,269,255
Thereafter	64,878,152
Total	$159,530,410

Certain of its mortgage lenders require the Company to comply with certain debt covenants as described in the specific loan documents, including the loan-to-value ratio, the interest coverage ratio, the fixed charge coverage ratio and the dividend payout ratio.  At December 31, 2003, the Company was in compliance with all of its debt covenants with the exception of the dividend payout ratio covenant as required by the Secured Fleet Facility and the Unsecured Fleet Facility.  The Company received a waiver from Fleet National Bank for this event of non-compliance with this covenant for the year ended December 31, 2003.  In addition, on March 16, 2004, the Company amended its Secured Fleet Facility and Unsecured Fleet Facility loan agreements to modify certain of its debt covenants.  The Company believes it will be in compliance with these modified covenants based on forecasted operating results, however, there is no assurance that the Company will remain in compliance with these amended covenants.

Certain of its mortgage lenders require the Company to escrow funds to be used for the payment of future real estate taxes, property insurance, tenant improvements, leasing commissions and other capital expenditures.  At December 31, 2003 and 2002, these amounts totaled $5,778,427 and $2,335,519, respectively, and are classified as escrow deposits on the accompanying consolidated balance sheets.

NOTE 6 – STOCK OFFERINGS

During June 2003, the Company offered 5,750,000 shares of common stock, including 750,000 shares to cover over-allotments, at a price of $6.20 per share.  The Company received approximately $33,267,000, net of underwriting commissions and expenses.  The proceeds were used to repay a portion of the outstanding balance on the senior secured revolving line of credit with Fleet National Bank (the Secured Fleet Facility), for capital improvements and as working capital.  The Company intends to use available amounts on the Secured Fleet Facility to fund future property acquisitions.

During May and June 2002, the Company offered 4,140,000 shares of common stock, including 540,000 shares to cover over-allotments, at a price of $6.05 per share.  The Company received $22,749,038, net of the underwriting commissions and offering expenses.  The proceeds were used to acquire additional properties, for capital improvements and for general corporate purposes.

NOTE 7 – TENANT LEASES

The following table summarizes future minimum base rent to be received under non-cancelable tenant leases for the Company’s commercial properties expiring each year, at December 31, 2003:

2004	$32,854,456
2005	26,745,103
2006	18,192,352
2007	12,553,306
2008	8,101,503
Thereafter	10,148,577
Total	$108,595,297

Some leases also provide for additional rent based on increases in operating expenses.  These increases are generally payable annually in the succeeding year.

For the years ended December 31, 2003 and 2002, there were no tenants who accounted for greater than 10% of revenues.

NOTE 8 – IMPAIRMENT OF INVESTMENT IN REAL ESTATE

During 2003, the Company recorded a $334,592 impairment charge for a property in Clint, Texas and a $1,131,340 impairment charge for a property in Paris, Texas.  Both properties had been previously leased to agencies of the State of Texas.  The Clint building has been vacant since November 2001 and the Paris building has been vacant since December 2002.  The Company has been unsuccessful in re-leasing these properties but will continue in its efforts, however there are no near term prospects.  The Company had previously recorded a $275,000 impairment charge related to the Clint property in 2002.  Impairment charges recorded on these properties have reduced their net book values to their estimated fair values of $100,000 and $43,000 for Clint and Paris, respectively.  The Company arrived at the estimated fair values using a combination of the property tax assessment values, values estimated by the Company’s property tax consulting firms and local real estate brokers.  The Company continues to monitor their non-core properties for any indications of impairment.

NOTE 9 – EQUITY-BASED COMPENSATION

2003 Long-Term Incentive Plan

Effective January 1, 2003, the Company adopted the 2003 Long-Term Incentive Plan (the LTIP) as a means to compensate employees and directors with equity-based compensation.  The LTIP provides for the grant of up to 500,000 shares of common stock in the form of non-qualified and incentive stock options, stock appreciation rights, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units.

During 2003, 58,000 shares of restricted common stock were granted to each of William T. Atkins, the Chief Executive Officer and Chairman, and Charles K. Knight, the Chief Operating Officer and President, under the LTIP, and such shares vest over a five year period.

1995 and 1998 Stock Option Plans

Pursuant to the Company’s 1995 and 1998 Stock Option Plans (collectively, the 95-98 Option Plans), the Company may grant options to purchase an aggregate of 330,000 shares of the Company’s common stock to key employees, directors, and other persons who have or are contributing to the success of the Company.  The options granted pursuant to the 95-98 Option Plans may be incentive options qualifying for beneficial tax treatment for the recipient, non-qualified options or non-qualified, non-discretionary options.  Directors who are not employees of the

Company (Outside Directors) automatically receive options to purchase 12,000 shares pursuant to the 95-98 Option Plans at the time of their election.  None of these options are exercisable at the time of grant.  One-third of these options become exercisable on December 30th of each of the first three years immediately following the date of grant.  The exercise price for options granted to Outside Directors is the fair market value of the common stock on the date of grant, and all options granted to Outside Directors expire five years from the date of grant.  On the date that all of an Outside Director’s options become exercisable, options to purchase an additional 12,000 shares, none of which are exercisable at that time, shall be granted to that Outside Director.

The status of outstanding options granted pursuant to the Company’s Option Plans was as follows:

	Number of Options Outstanding	Number of Options Exercisable	Weighted- Average Exercise Price	Weighted- Average Fair Value	Range of Exercise Prices
December 31, 2001	214,000	164,000	$4.74		$3.97-5.70

Granted at fair value	24,000		$6.22	$0.58	$6.22
Exercised	(60,000)		$4.51		$4.38-4.81
Forfeited	(20,000)		$4.90		$4.75-5.00
December 31, 2002	158,000	112,000	$5.04		$3.97-6.22

Granted at fair value	83,000		$6.60	$0.69	$6.16-7.10
Exercised	(33,247)		$4.90		$3.97-6.16
December 31, 2003	207,753	147,753	$5.24		$4.13-7.10

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002
Dividend yield	7.9%	8.5%
Volatility	27.0%	27.0%
Discount rate	2.9%	2.9%
Expected life (years)	4.6	5.0

The weighted average remaining contractual life of options outstanding at December 31, 2003 was approximately 3 years.

At December 31, 2003 and 2002, options to purchase 12,000 and 95,000 shares, respectively, were available for grant pursuant to the 95-98 Option Plans.

Warrants

At December 31, 2003 the status of exercisable warrants is as follows:

Issue Date	Exercisable	Exercise Price	Expiration Date
January 2000	273,500	$5.00	January 2005
July 2000	63,105	$5.00	July 2005
June 2001	50,000	$7.00	July 2005

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Ground Lease

Greenhill Park is subject to a 99-year ground lease expiring on December 1, 2083.  The lease requires the Company to make monthly rental payments based on the value of the land that is re-established every ten years.  The annual minimum rent increases every ten years to the greater of (i) 10% of the fair market value of the land, or (ii)

10% of the initial value of the land compounded annually at 3%.  The next base rent calculation will be performed on January 1, 2006.  In addition to the annual base rent, the ground lessor is entitled to a participating rent equal to 25% of gross revenue receipts in excess of $6,723,205.  The combined annual base rent and participating rent is limited to the greater of (i) 10% of the fair market value of the land, or (ii) 50% of the difference between the gross revenue receipts and $6,723,205.

Term	Annual Minimum Rent
2004 – 2005	$642,165
2006 – 2015	863,016
2016 – 2025	1,159,822
2026 – 2035	1,558,704
2036 – 2045	2,094,768
2046 – 2055	2,815,193
2056 – 2065	3,783,384
2066 – 2075	5,084,552
2076 – 2083	6,833,213

Legal Claims

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

On August 23, 2002, a lawsuit was filed in the District Court, County of Arapahoe, Colorado, against the Company’s wholly-owned subsidiary, AmeriVest Broadway Properties, Inc., Sheridan Realty Advisors, LLC (SRA), Porter Construction Services, Inc. and others by Jane Doe alleging that the defendants were negligent in maintaining security at our Panorama Falls building.  The plaintiff alleges that due to the acts and omissions of the defendants, she was sexually assaulted and continues to suffer from physical injuries and mental anguish.  The plaintiff seeks monetary relief, including exemplary damages, and pre- and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

The Company has asserted a general denial of the material allegations in all lawsuits and the Company’s insurance companies are defending the Company in these lawsuits and are responsible for all costs.  The Company believes that these lawsuits will not be adversely determined and will not have any material adverse effect on the Company’s business and financial condition.

NOTE 11 – RELATED PARTY TRANSACTIONS

Sheridan Realty Advisors, LLC (SRA)

Effective January 1, 2000 through December 31, 2001, all of the Company’s properties were managed under a Property Management and Advisory Agreement (as amended and restated on March 12, 2001 and December 31, 2001, the Agreement) with SRA, which also managed the day-to-day operations of the Company and assisted and advised the Board of Directors on real estate acquisitions and investment opportunities.  SRA is owned by two of our executives, William T. Atkins and Alexander S. Hewitt.  Effective January 1, 2002, the Company acquired the administrative and property management and accounting services business of SRA for approximately $50,000, which resulted in the Company employing most of SRA’s employees and the elimination of the related fees.  Furthermore, effective November 1, 2002, the Company terminated the Agreement in accordance with the Termination of Advisory Agreement entered into on December 27, 2002.  Due to the amendment of the Agreement effective January 1, 2002 whereby certain SRA employees became employees of the Company, the advisory and capital project fees were expensed in 2002.  Prior to January 1, 2002, these fees were capitalized.  Additionally, due to the termination of the Advisory Agreement effective November 1, 2002 whereby all remaining SRA employees became employees of the Company, these fees have been eliminated.  Beginning on November 1, 2002, the salaries of these additional employees are included in general and administrative expenses.

In accordance with the Agreement, SRA received an administrative fee, a property management and accounting fee, an advisory fee and a capital project fee for these services.  The property management fee was calculated as 5% of gross collected rents, the advisory fee was calculated as 5% of capital deployed for real property acquisitions and the capital project fee was calculated as 3% of the total cost of capital projects in excess of $100,000.  The following is a detail of the fees for the years ended December 31, 2003 and 2002:

	2003	2002
Advisory fee	$—	$1,267,380
Capital project fee	—	100,000
Total	$—	$1,367,380

Sheridan Realty Partners, L.P.

On September 6, 2002, the Company acquired a parcel of undeveloped land, adjacent to Keystone Office Park in Indianapolis, Indiana, from Sheridan Realty Partners, L.P., an affiliate.  See Note 3 – Acquisitions and Developments for additional information.

Panorama Falls Sale

On December 6, 2001, the Company sold an 80% tenancy in common interest in the Panorama Falls buildings to a related party.  See Note 4 – Investment in Unconsolidated Affiliates for additional information.

NOTE 12 – COMPREHENSIVE INCOME

There are no adjustments necessary to net income as presented in the accompanying consolidated statements of operations to derive comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

NOTE 13 – LOSS PER SHARE

There are no adjustments necessary to the basic weighted average number of common shares outstanding to arrive at the diluted weighted average number of common shares outstanding as the Company recognized a net loss for the years ended December 31, 2003 and 2002 and the impact would be anti-dilutive.  The amounts excluded from the calculation due to their anti-dilutive effect are as follows: 28,567 options, 76,075 warrants and 116,000 shares of restricted common stock.

NOTE 14 – SUBSEQUENT EVENTS

On March 16, 2004, the Company acquired the Camelback Lakes office building located in Phoenix, Arizona.  The purchase price for Camelback Lakes was $31,980,000, which was paid with $21,000,000 from the Secured Fleet Facility and the balance from Unsecured Fleet Facility.

On March 16, 2004, the Company sold its Texas Bank Buildings for $4,100,000.  The four properties are located in Clifton, Georgetown, Henderson and Mineral Wells, Texas and had an aggregate net book value of approximately $3,195,000 at December 31, 2003.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2003.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.  There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by Item 9 is incorporated by reference to the description under the section entitled “Directors and Executive Officers” of our definitive proxy statement for the 2004 annual meeting of our stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

Information required by Item 10 is incorporated by reference to the description under the section entitled “Executive Compensation” of our definitive proxy statement for the 2004 annual meeting of our stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 11 is incorporated by reference to the description under the sections entitled “Directors and Officers” and “Beneficial Owners of Securities” of our definitive proxy statement for the 2004 annual meeting of our stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 12 is incorporated by reference to the description under the section entitled “Transactions Between AmeriVest and Related Parties” of our definitive proxy statement for the 2004 annual meeting of our stockholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See Index to Exhibits.

(b)  Reports On Form 8-K

During the fourth quarter of our fiscal year ended December 31, 2003, we filed the following Current Reports on Form 8-K:

1.               Current Report on Form 8-K/A dated September 10, 2003 (filed November 7, 2003).  This Current Report consisted of an amendment to the Current Report on Form 8-K dated September 10, 2003 filed on September 16, 2003 and included disclosures under “Item 7. Financial Statements and Exhibits.”  The financial statements included were an Independent Auditors’ Report; Statement of Revenue and Certain Expenses for the six months ended June 30, 2003 (unaudited) and for the year ended December 31, 2002; Notes to Statement of Revenue and Certain Expenses; Pro Forma Consolidated Balance Sheet as of December 31, 2002 (unaudited); Pro Forma Consolidated Statement of Operations for the six months ended June 30, 2003 (unaudited); Pro Forma Consolidated Statement of Operations for the year ended December 31, 2002 (unaudited); Notes to Pro Forma Consolidated Financial Statements (unaudited); Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations for the Year ended December 31, 2002 (unaudited); and Note to Statement of Estimated Taxable Operating Results and Cash to be Made Available by Operations (unaudited).  (Financial Plaza)

2.               Current Report on Form 8-K dated October 7, 2003 (filed November 13, 2003).  This Current Report included disclosures under “Item 5. Other Events.”  (Scottsdale Norte)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the description under the section entitled “Principal Accountant Fees and Services” of our definitive proxy statement for the 2004 annual meeting of our stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIVEST PROPERTIES INC.

By:	/s/ William T. Atkins
William T. Atkins, Chief Executive Officer

Date:  March 18, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William T. Atkins	Chief Executive Officer (Principal	March 18, 2004
William T. Atkins	Executive Officer) and Chairman of the Board

/s/ Charles K. Knight	Chief Operating Officer, President and	March 18, 2004
Charles K. Knight	Director

/s/ Kathryn L. Hale	Chief Financial Officer (Principal	March 18, 2004
Kathryn L. Hale	Financial Officer and Principal Accounting Officer) and Secretary

/s/ Patrice Derrington	Director	March 18, 2004
Patrice Derrington

Director
James F. Etter

/s/ Harry P. Gelles	Director	March 18, 2004
Harry P. Gelles

/s/ Alexander S. Hewitt	Director	March 18, 2004
Alexander S. Hewitt

/s/ Robert W. Holman, Jr.	Director	March 18, 2004
Robert W. Holman, Jr.

/s/ John A. Labate	Director	March 18, 2004
John A. Labate

Director
Jerry J. Tepper

EXHIBIT INDEX

Number	Description
2

Form of Agreement and Plan of Merger of AmeriVest and AMVP Inc. (to reincorporate in Maryland).  Incorporated by reference to Exhibit A of AmeriVest’s Definitive Proxy Statement concerning AmeriVest’s June 29, 1999 Annual Meeting of Stockholders filed with the SEC on May 27, 1999.

3.1

Articles of Amendment and Restatement of Articles of Incorporation.  Incorporated by reference to Exhibit 3.1 of AmeriVest’s Registration Statement on Form SB-2/A filed with the SEC on May 29, 2003 (Registration No. 333-105183.

3.2A

Amended and Restated Bylaws as amended and restated as of April 16, 2002.  Incorporated by reference to Exhibit 3.2 of AmeriVest’s Registration Statement on Form SB-2 filed with the SEC on April 19, 2003 (Registration No. 333-86676).

3.2B

First Amendment to Amended and Restated Bylaws dated May 20, 2003.  Incorporated by reference to Exhibit 3.2B of AmeriVest’s Registration Statement on Form SB-2/A filed with the SEC on May 29, 2003 (Registration No. 333-105183).

4.1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1(a) of AmeriVest’s Registration Statement on Form SB-2 filed with the SEC on June 21, 1996 (Registration No. 333-5114-D).
10.1	1995 Stock Option Plan. Incorporated by reference to Exhibit 10.9 of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the SEC on March 30, 1998.
10.2	1998 Stock Option Plan. Incorporated by reference to AmeriVest’s Definitive Proxy Statement concerning AmeriVest’s May 21, 1998 Annual Meeting of Stockholders filed with the SEC on March 30, 1998.
10.3	Dividend Reinvestment Plan. Incorporated by reference to AmeriVest’s Registration Statement on Form S-3 filed with the SEC on August 21, 2000 (Registration No. 333-44210).
10.4A

Revolving Credit Agreement among AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated November 12, 2002.  Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 30, 2002.

10.4B

Revolving Credit Note by AmeriVest Properties Inc. to Fleet National Bank, as agent, dated November 12, 2002.  Incorporated by reference to Exhibit 10.2 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 30, 2002.

10.4C

First Amendment to Revolving Credit Agreement between AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated February 6, 2003.  Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on February 21, 2003.

10.5A

Cross-Collateralization and Cross-Default Agreement among AmeriVest Properties Inc., AmeriVest Sheridan Center Inc., AmeriVest Kellogg Inc. and AmeriVest Arrowhead Inc. and Teachers Insurance and Annuity Association of America dated December 23, 2002.  Incorporated by reference to Exhibit 10.21A of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

10.5B

Promissory Note by AmeriVest Arrowhead Inc. to Teachers Insurance and Annuity Association of America dated December 23, 2002.  Incorporated by reference to Exhibit 10.21B of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

10.5C

Promissory Note by AmeriVest Kellogg Inc. to Teachers Insurance and Annuity Association of America dated December 23, 2002.  Incorporated by reference to Exhibit 10.21C of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

10.5D

Promissory Note by AmeriVest Sheridan Center Inc. to Teachers Insurance and Annuity Association of America dated December 23, 2002.  Incorporated by reference to Exhibit 10.21D of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

10.8A	Deed of Trust between AmeriVest Mesa Inc. and Allstate Life Insurance Company dated

September 8, 2003. Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on November 7, 2003.
10.8B

Mortgage Note by AmeriVest Mesa Inc. to Allstate Life Insurance Company dated September 8, 2003.  Incorporated by reference to Exhibit 10.2 of AmeriVest’s Current Report on Form 8-K filed with the SEC on November 7, 2003.

10.9A	Loan Agreement between AmeriVest Centerra Inc., AmeriVest Parkway Inc., and AmeriVest Black Canyon Inc. and Greenwich Capital Financial Products Inc. dated September 19, 2003.
10.9B	Promissory Note by AmeriVest Centerra Inc., AmeriVest Parkway Inc., and AmeriVest Black Canyon Inc. to Greenwich Capital Financial Products Inc. dated September 19, 2003.
10.10

AmeriVest Properties Inc. 2003 Long-Term Incentive Plan.  Incorporated by reference to Exhibit 10.22 of AmeriVest’s Registration Statement on Form SB-2/A filed with the SEC on May 29, 2003 (Registration No. 333-105183).

10.11	Severance Agreement and Release between AmeriVest Properties Inc. and D. Scott Ikenberry
10.12A	Unsecured Revolving Credit Agreement among AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated December 15, 2003.
10.12B	Revolving Credit Note by AmeriVest Properties Inc. to Fleet National Bank, as agent, dated December 15, 2003.
10.13	Contract of Sale between LSF Presidio Investment I, LLC and AmeriVest Camelback Inc. dated January 15, 2004. (Camelback Lakes)
10.14

Termination of Advisory Agreement between AmeriVest Properties Inc. and Sheridan Realty Advisors, LLC dated December 27, 2002.  Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on January 7, 2003.

10.15

Amended Revolving Line of Credit Agreement dated March 11, 2002 between AmeriVest Properties Inc. and Sheridan Investments, LLC.  Incorporated by reference to Exhibit 10.13B of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

21	Subsidiaries of AmeriVest Properties Inc.
23	Consent of KPMG LLP
31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
99	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends