Form 10-Q
period 2004-03-31
AMERIVEST PROPERTIES INC
filed 2004-05-10
CIK 927102

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 1-14462

AMERIVEST PROPERTIES INC.
(Exact name of registrant as specified in its charter)

Maryland	84-1240264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1780 South Bellaire Street Suite 100, Denver, Colorado	80222
(Address of principal executive offices)	(Zip Code)

(303) 297-1800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

The number of shares of the registrant’s common stock outstanding as of May 10, 2004 was 23,911,649.

i

AMERIVEST PROPERTIES INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Investment in real estate
Land	$35,758,606	$28,838,214
Buildings and improvements	212,271,792	184,519,890
Furniture, fixtures and equipment	981,909	799,730
Tenant improvements	9,155,780	6,144,440
Tenant leasing commissions	1,535,091	1,061,160
Intangible assets	15,853,841	11,468,120
Less: accumulated depreciation and amortization	(15,636,222)	(12,134,025)
Net investment in real estate	259,920,797	220,697,529

Cash and cash equivalents	2,026,534	1,477,585
Escrow deposits	8,604,459	5,778,427
Assets – held for sale	—	3,196,877
Investment in unconsolidated affiliate	—	1,364,032
Due from related party	—	3,371,526
Due from unconsolidated affiliate	—	262,347
Accounts receivable	902,943	296,377
Deferred rents receivable	1,506,143	1,401,455
Deferred financing costs, net	2,289,316	2,301,043
Prepaid expenses and other assets	660,741	353,264

Total assets	$275,910,933	$240,500,462

LIABILITIES
Mortgage loans and notes payable	$154,739,860	$158,237,661
Liabilities – held for sale	—	1,296,049
Accounts payable and accrued expenses	3,308,924	2,736,657
Accrued real estate taxes	3,070,667	3,169,183
Prepaid rents, deferred revenue and security deposits	3,079,427	2,694,335
Dividends payable	2,278,197	2,262,170

Total liabilities	166,477,075	170,396,055

MINORITY INTEREST	1,836,304	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $.001 par value Authorized – 75,000,000 shares Issued and outstanding – 23,859,639 and 17,401,309 shares, respectively	23,860	17,401
Capital in excess of par value	131,846,267	91,706,371
Distributions in excess of accumulated earnings	(24,272,573)	(21,619,365)

Total stockholders’ equity	107,597,554	70,104,407

Total liabilities and stockholders’ equity	$275,910,933	$240,500,462

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2004	2003
REAL ESTATE OPERATING REVENUE
Rental revenue	$9,593,895	$6,548,627

REAL ESTATE OPERATING EXPENSES
Property operating expenses
Operating expenses	2,805,894	1,548,705
Real estate taxes	1,237,864	751,838
Management fees	17,322	33,877
General and administrative expenses	932,549	837,080
Ground rent expense	161,141	—
Interest expense	2,722,067	1,725,435
Depreciation and amortization expense	2,777,091	1,327,966
Total operating expenses	10,653,928	6,224,901

OTHER INCOME/(LOSS)
Interest income	15,363	5,817
Equity in loss of affiliate	(18,076)	(10,602)
Total other income/(loss)	(2,713)	(4,785)

(LOSS)/INCOME FROM CONTINUING OPERATIONS	(1,062,746)	318,941

DISCONTINUED OPERATIONS	687,735	86,023

NET (LOSS)/INCOME	$(375,011)	$404,964

(LOSS)/EARNINGS PER SHARE
Basic	$(0.02)	$0.04

Diluted	$(0.02)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,567,414	11,100,292

Diluted	17,567,414	11,203,104

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2004

(unaudited)

			Capital in Excess of Par Value	Distributions in Excess of Accumulated Earnings	Total

	Common Stock
	Shares	Amount
Balance at December 31, 2003	17,401,309	$17,401	$91,706,371	$(21,619,365)	$70,104,407
Issuance of common stock
Public offering, net of offering costs	6,325,000	6,325	39,934,050	—	39,940,375
Warrants exercised	87,752	88	37,412	—	37,500
Stock options exercised	6,753	7	41,592	—	41,599
Dividend Re-Investment Plan (DRIP)	5,570	6	38,549	—	38,555
Equity-based compensation	33,255	33	88,293	—	88,326
Dividends declared	—	—	—	(2,278,197)	(2,278,197)
Net loss	—	—	—	(375,011)	(375,011)
Balance at March 31, 2004	23,859,639	$23,860	$131,846,267	$(24,272,573)	$107,597,554

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(375,011)	$404,964
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization expense	2,804,661	1,360,713
Gain on sale	(574,276)	—
Amortization of deferred financing costs	166,114	112,119
Equity in loss of affiliate	18,076	10,602
Equity-based compensation	88,326	9,187
Changes in assets and liabilities
Accounts receivable	(588,747)	(177,822)
Deferred rents receivable	(230,790)	(174,161)
Prepaid expenses and other assets	(139,477)	127,745
Accounts payable and accrued expenses	402,065	9,571
Other accrued liabilities	148,523	301,033
Net cash flows provided by operating activities	1,719,464	1,983,951

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(31,884,486)	(17,039,577)
Capital expenditures	(948,667)	(922,198)
Tenant improvements	(2,075,136)	(358,626)
Leasing commissions paid	(249,386)	(149,734)
Deposit on pending real estate acquisition	(168,000)	—
Proceeds from sale, net of closing costs	4,049,229	—
Ending cash balance of newly consolidated affiliate	92,732	—
Amounts (paid to)/received from affiliate	(47,464)	2,311
Net cash flows used in investing activities	(31,231,178)	(18,467,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to mortgage loans and notes payable	36,017,462	17,000,000
Payments on mortgage loans and notes payable	(40,808,012)	(174,363)
Payment of deferred financing costs	(118,613)	(338,090)
Net proceeds from common stock offering	39,940,375	—
Net proceeds from exercising of options and warrants	79,099	2,305,600
Net change in escrow deposits	(2,826,032)	(552,722)
Dividends paid	(2,223,616)	(1,315,654)
Net cash flows provided by financing activities	30,060,663	16,924,771

NET CHANGE IN CASH AND CASH EQUIVALENTS	548,949	440,898

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,477,585	2,318,566

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,026,534	$2,759,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,379,081	$1,394,058

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued to the Dividend Re-Investment Plan (DRIP)	$38,555	$122,180

See accompanying notes to consolidated financial statements.

SUPPLEMENTAL INFORMATION

Due to the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (Revised), “Consolidation of Variable Interest Entities” (see Note 5 – Variable Interest Entity for more information), the assets and liabilities of Panorama Falls have been consolidated with those of the Company as of March 31, 2004.  The following table details the asset and liability amounts:

Assets
Investment in real estate
Land	$1,051,372
Buildings and improvements	5,345,982
Furniture, fixtures and equipment	29,426
Tenant improvements	963,377
Tenant leasing commissions	239,190
Less: accumulated depreciation and amortization	(766,923)
Net investment in real estate	6,862,424

Cash and cash equivalents	92,732
Accounts receivable	17,819
Deferred rents receivable	163,103
Deferred financing costs, net	35,774
Total assets	$7,171,852

Liabilities
Accounts payable and accrued expenses	$170,202
Accrued real estate taxes	36,174
Prepaid rents, deferred revenue and security deposits	101,879
Total liabilities	$308,255

Minority Interest	$1,836,304

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(unaudited)

1 – Organization

AmeriVest Properties Inc. (the Company) is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust (REIT).  The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants.  At March 31, 2004, the Company owns and operates, through its wholly-owned subsidiaries, 27 office properties located in metropolitan Denver, Dallas, Phoenix and Indianapolis and several small cities in Texas.

2 – Interim Financial Statements

The unaudited consolidated financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003.  The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements and notes should be read together with the financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2003.

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

3 – Equity-Based Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its equity-based compensation.  Accordingly, the Company does not recognize compensation cost for options granted to employees whose exercise price is equal to or exceeds the fair value of the underlying stock as of the grant date and which qualify for fixed plan accounting.

Equity-based compensation issued to non-employees is accounted for based on the fair value of the equity instruments issued.  The measurement date is considered to be the issuance date, or if there are performance vesting provisions, when earned.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company’s net (loss)/income and (loss)/earnings per share for the three months ended March 31, 2004 and 2003 would have been changed to the pro forma amounts indicated below:

	For the three months ended March 31,
	2004	2003
Net (loss)/income – as reported	$(375,011)	$404,964
Plus: Recognized equity-based compensation	88,326	9,187
Less: Total equity-based compensation expense based on fair value	(37,423)	(23,724)
Net (loss)/income – pro forma	$(324,108)	$390,427
(Loss)/earnings per basic share – as reported	$(0.02)	$0.04
(Loss)/earnings per diluted share – as reported	$(0.02)	$0.04
(Loss)/earnings per basic share – pro forma	$(0.02)	$0.04
(Loss)/earnings per diluted share – pro forma	$(0.02)	$0.03

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003
Dividend yield	7.5%	7.9%
Volatility	27.0%	27.0%
Discount rate	2.7%	2.9%
Expected life (years)	5.0	4.6

4 – Transactions

Camelback Lakes acquisition

On March 16, 2004, the Company acquired the Camelback Lakes office complex located in Phoenix, Arizona.  The purchase price for Camelback Lakes was $31,980,000, which was paid with $21,000,000 from the $42,000,000 senior secured revolving line of credit with Fleet National Bank (the Secured Fleet Facility) and the balance from the $30,000,000 unsecured revolving line of credit with Fleet (the Unsecured Fleet Facility).

Texas Bank Buildings sale

On March 16, 2004, the Company sold its Texas Bank Buildings for $4,100,000.  The four properties are located in Clifton, Georgetown, Henderson and Mineral Wells, Texas.  The sale resulted in a gain of $574,276 which is included in discontinued operations on the accompanying consolidated statements of operations for the three months ended March 31, 2004.  See Note 7 – Discontinued Operations for additional information.

5 – Variable Interest Entity

Effective March 31, 2004, the Company adopted FIN 46R and applied it to its investment in Panorama Falls.  The Company owns 20% of Panorama Falls as a tenant-in-common with the majority investor.  The Panorama Falls property is located in Englewood, Colorado.  The building has a carrying value of $6,862,424.  The Company has financed the property through the Unsecured Fleet Facility.   Panorama Falls is deemed to be a variable interest entity (VIE) as defined by FIN 46R.  In accordance with FIN 46R, the Company determined it is subject to the majority of the variability in the variable interests in the entity and has consolidated the assets and liabilities of Panorama Falls effective March 31, 2004 (see the note to the consolidated statements of cash flows for a detail of the assets and liabilities of Panorama Falls which have been consolidated).  With respect to the consolidated statements of operations, the investment was accounted for under the equity method of accounting for the three months ended March 31, 2004.  The entity had revenues of $208,556 and a net loss of $90,380 for the three months ended March 31, 2004 that are not reflected in the accompanying consolidated statements of operations as the entity was not consolidated until March 31, 2004, the required adoption date of FIN 46R.

6 – Common Stock Offering

During March 2004, the Company completed an offering of 6,325,000 shares of common stock, including 825,000 shares to cover over-allotments, at a price of $6.75 per share.  The Company received approximately $39,940,000, net of underwriting commissions and expenses.  The proceeds were used to repay the outstanding balance on the Unsecured Fleet Facility and a portion of the outstanding balance on the Secured Fleet Facility.  The Company intends to use available amounts under these facilities to fund future property acquisitions.

7 – Discontinued Operations

On March 16, 2004, the Company sold its Texas Bank Buildings for $4,100,000.  The net cash proceeds of approximately $2,700,000 are being held in escrow as the Company is considering using them to complete a tax deferred exchange under Section 1031 of the Internal Revenue Code.  In accordance with SFAS No. 144, the Company has classified the operations of these properties as discontinued operations for the three months ended March 31, 2004 and 2003.  The following is a summary of the operating results of these properties:

	For the three months ended March 31,
	2004	2003
Rental revenue	$272,003	$265,901

Property operating expenses
Operating expenses	82,141	86,773
Real estate taxes	16,373	19,923
Management fees	8,335	9,600
Interest expense	24,125	30,835
Depreciation and amortization expense	27,570	32,747
	158,544	179,878

Gain on sale	574,276	—

Net income	$687,735	$86,023

8 – (Loss)/Earnings Per Share

The following table reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three month periods ended March 31, 2004 and 2003 and details the related effects on (loss)/earnings per share:

	For the three months ended March 31,
	2004	2003
Weighted average common shares outstanding – basic	17,567,414	11,100,292
Assumed conversion of options and warrants using the treasury stock method	—	102,812
Weighted average common shares outstanding – diluted	17,567,414	11,203,104
(Loss)/earnings per share – basic	$(0.02)	$0.04
(Loss)/earnings per share – diluted	$(0.02)	$0.04

There are no adjustments necessary to the basic weighted average common shares outstanding to arrive at the diluted weighted average common shares outstanding for the three months ended March 31, 2004 as the Company recognized a net loss and the impact would be anti-dilutive.  The amounts excluded from the calculation due to their anti-dilutive effects are as follows: 40,432 options, 20,573 warrants and 92,800 shares of restricted common stock.

9 – Subsequent Events

On May 7, 2004, the Company acquired the Hackberry View of Las Colinas office building located in metropolitan Dallas, Texas.  The purchase price was $16,800,000, which was paid with approximately $12,200,000 from the assumption of the existing first and second mortgage loans and the balance in cash.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-Q and elsewhere.

Introduction

AmeriVest is a REIT which owns and operates commercial office buildings in select markets catering to small and medium size businesses.  At March 31, 2004, we owned 27 properties totaling 2,365,640 square feet compared to 27 properties totaling 1,564,090 square feet at March 31, 2003.  We generate revenue primarily through the rental of office space at our properties.  The demand for our products is correlated, in general, to the national economy, and more specifically, to the demand for office space by small and medium size tenants in metropolitan Denver, Dallas, Phoenix and Indianapolis.

Due to the sale of the Texas Bank Buildings, the operations of these properties, including the gain on sale, have been classified as discontinued operations for the periods presented in accordance with SFAS No. 144.

Results Of Operations

Comparison of the three months ended March 31, 2004 to March 31, 2003:

	Three months ended March 31,
	2004	2003	Change

REAL ESTATE OPERATING REVENUE
Rental revenue	$9,593,895	$6,548,627	$3,045,268

REAL ESTATE OPERATING EXPENSES
Property operating expenses
Operating expenses	2,805,894	1,548,705	1,257,189
Real estate taxes	1,237,864	751,838	486,026
Management fees	17,322	33,877	(16,555)
General and administrative expenses	932,549	837,080	95,469
Ground rent expense	161,141	—	161,141
Interest expense	2,722,067	1,725,435	996,632
Depreciation and amortization expense	2,777,091	1,327,966	1,449,125
Total operating expenses	10,653,928	6,224,901	4,429,027

OTHER INCOME/(LOSS)
Interest income	15,363	5,817	9,546
Equity in loss of affiliate	(18,076)	(10,602)	(7,474)
Total other income/(loss)	(2,713)	(4,785)	2,072

DISCONTINUED OPERATIONS	687,735	86,023	601,712

NET (LOSS)/INCOME	$(375,011)	$404,964	$(779,975)

Rental revenue increased by $3,045,000, or 47%, from the first quarter of 2003 to the same period of 2004.  Approximately $2,796,000 of the increase is due to the inclusion of the operating results from the late-2003 acquisitions (Financial Plaza, Scottsdale Norte and Greenhill Park) and $145,000 is due to the inclusion of the Southwest Gas Building, acquired in February 2003, for a full quarter in 2004.  Additionally, $163,000 of the increase is due to the inclusion of Camelback Lakes, acquired in March 2004, for a partial month in 2004.

Property operating expenses increased by $1,727,000, or 74%, from the first quarter of 2003 to the same period of 2004.  Approximately $1,293,000 of the increase is due to the inclusion of the late-2003 acquisitions, $128,000 is related to the full quarter of the Southwest Gas Building operations and

$65,000 is related to the partial month of Camelback Lakes operations.  The remainder of the increase was experienced in our existing portfolio (properties owned for the full quarter of both years).  The main components of the additional expense consisted of increases in property tax accruals, utilities and regional property management personnel.  Property taxes for the first quarter increased from $752,000, or 11% of revenue, in 2003 to $1,238,000, or 13% of revenue, in 2004.  Currently, eight of the thirteen core properties have been acquired in the past two years.  Upon acquisition, the properties are often reassessed by the local municipalities at the purchase price and real estate taxes increase accordingly.  While the Company utilizes outside property tax consulting firms to protest the valuations of any properties that are deemed to be overvalued, it accrues the expense based on the most recent property tax bills with any amounts refunded to the Company through this process recorded when realized.  The Company focuses on the control of operating expenses as a percent of revenue and as it continues to grow and gain scale in each of its markets, believes that it will be able to maintain or increase its operating margins.

General and administrative expenses increased from $837,000, or 13% of revenue, for the first quarter of 2003 to $933,000, or 10% of revenue, for the same period in 2004.  This increase is primarily due to the addition of corporate personnel hired during the latter half of 2003 to support the continued growth of the Company.  Legal and accounting fees are anticipated to increase throughout 2004, particularly with respect to activities necessary to comply with the Sarbanes-Oxley Act of 2002.

The ground rent expense recognized in 2004 relates to the ground lease for Greenhill Park, acquired in December 2003.  The annual rent under this lease increases every ten years; the next increase will be effective January 1, 2006, and the lease expires on December 1, 2083.  The Company accounts for this lease as an operating lease.

Interest expense increased by $997,000 from the first quarter of 2003 to the same period of 2004. This increase is due to the additional debt used to acquire the above-mentioned properties.  The average outstanding debt balance increased by approximately 40% from the first quarter of 2003 to the same period of 2004 and the weighted average interest rate on this debt was flat from 2003 to 2004.  The increase in interest expense is also attributable to the interest and fees related to the Unsecured Fleet Facility.  This facility provides the Company with more flexibility and a readily available vehicle for financing acquisitions and other capital needs.

The increase in depreciation and amortization expense is due to the increase in depreciable assets resulting from the above-mentioned acquisitions.

Included in discontinued operations are the operations of the Texas Bank Buildings.  These properties were sold on March 16, 2004 for $4,100,000.  This sale resulted in a gain of $574,276, which is reflected in the 2004 amount.

Liquidity and Capital Resources

Operating Activities

Net cash flows provided by operations were approximately $1,719,000 for the three months ended March 31, 2004.  This results primarily from the Company’s operating results adjusted for non-cash expenses and a general increase in our receivables in excess of the prior year period.  Cash flow from operations is the primary source to fund dividend payments, debt service and capital expenditures.

Investing Activities

Net cash flows used in investing activities were approximately $31,231,000 for the three months ended March 31, 2004, of which $31,884,000 was used to acquire Camelback Lakes.  The remainder is primarily composed of capital improvement, tenant improvement and leasing commission costs offset by the net proceeds from the sale of the Texas Bank Buildings of $4,049,000.

Financing Activities

Net cash flows provided by financing activities were approximately $30,061,000 for the three months ended March 31, 2004.  Included in this amount is approximately $39,940,000 which represents the net proceeds from the March 2004 common stock offering.  The offsetting amount is primarily composed of net unscheduled loan repayments, scheduled principal payments on mortgage loans, dividend payments and payments into escrow accounts as required by certain lenders.

Future Sources of Capital

The Company receives base rent under non-cancelable tenant leases and most leases provide for additional rent based on increases in operating expenses.

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

The Company has two credit facilities with Fleet National Bank.  At March 31, 2004, there was $30,650,000 outstanding with $11,350,000 available under the Secured Fleet Facility and there was no outstanding balance with $30,000,000 available under the Unsecured Fleet Facility.  Available amounts under these facilities will be used to acquire and improve new and existing properties, as well as for working capital.

Future Uses of Capital, Contractual Commitments and Off-Balance Sheet Arrangements

The following table details the contractual obligations at March 31, 2004.  These include scheduled maturities of mortgage loans and notes payable as well as estimated amounts on the ground lease for Greenhill Park that resets the payment amount every ten years based on the appraised value and expires on December 1, 2083:

For the years ended December 31,	Mortgage Loans and Notes Payable	Ground Lease	Total
2004	$1,623,505	$481,624	$2,105,129
2005	32,946,055	642,165	33,588,220
2006	16,495,075	863,016	17,358,091
2007	2,394,890	863,016	3,257,906
2008	37,136,849	863,016	37,999,865
Thereafter	64,143,486	225,671,046	289,814,532
Total	$154,739,860	$229,383,883	$384,123,743

Interest Rate Information

As of March 31, 2004, approximately 80% of the total mortgage loans outstanding are fixed rate loans with a weighted-average interest rate of 6.4% and 20% are variable rate loans with a weighted-average interest rate of 3.9%.

Debt Covenants

Certain of the Company’s debt instruments contain covenants common to that type of facility or borrowing, including financial covenants establishing minimum debt service coverage and maximum leverage ratios.  The Company was in compliance with all financial covenants pertaining to its debt instruments during the three months ended March 31, 2004.

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

Forward-Looking Statements

Certain statements in this Form 10-Q that are not historical facts are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the Company’s current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which the Company operates.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Information concerning expected investment balances, expected funding sources, planned investments, forecasted dates and revenue and expense growth assumptions are examples of forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond the Company’s control.  Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

The Company’s operating results depend primarily on income from its properties, which are substantially influenced by supply and demand for such properties, operating expense levels, property level operations and the pace and price at which the Company can develop, acquire or dispose of such properties.  Capital and credit market conditions, which affect the Company’s cost of capital, also influence operating results.  See the Company’s 2003 Form 10-KSB “Item 1. Description of Business” for a more complete discussion of risk factors that could impact the Company’s future financial performance.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our future earnings, cash flows and fair values relevant to financial instruments depend upon prevalent market rates for those financial instruments.  Market risk is the risk of loss from adverse changes in market prices and interest rates.  We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, dividends and other cash requirements.  The majority of our outstanding debt obligations have fixed interest rates which limit the risk of fluctuating interest rates.  At March 31, 2004, our interest rate risk only related to our $42,000,000 Secured Fleet Facility and our $30,000,000 Unsecured Fleet Facility, of which there was $30,650,000 and $0 outstanding, respectively.  Based on the amounts outstanding at March 31, 2004, the annual impact of a 1% change in interest rates would be approximately $307,000.

Item 4.    Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2004.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.  There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.             Other Information

Item 1.             Legal Proceedings

Background – On August 23, 2002, a lawsuit was filed in the District Court, County of Arapahoe, Colorado, against the Company’s wholly-owned subsidiary, AmeriVest Broadway Properties Inc., Sheridan Realty Advisors, LLC, Porter Construction Services, Inc. and others by Jane Doe alleging that the defendants were negligent in maintaining security at our Panorama Falls building.  The plaintiff alleges that due to the acts and omissions of the defendants, she was sexually assaulted and continues to suffer from physical injuries and mental anguish.  The plaintiff seeks monetary relief, including exemplary damages, and pre- and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

Update – On April 8, 2004, these parties entered into a formal Stipulation of Settlement, which was filed with the Denver District Court, under which AmeriVest Broadway Properties Inc. would receive a full release.  The Stipulation of Settlement is awaiting final judicial approval.  The Stipulation of Settlement, if so ordered by the presiding judge, would have no impact to the company’s consolidated statements of operations or consolidated financial position.

Item 2.             Changes in Securities and Use of Proceeds

During the three month period ended March 31, 2004, the Company issued 87,752 shares of common stock upon exercise of previously issued warrants.  The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Section 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

Item 6.             Exhibits and Reports on Form 8-K

(a)          Exhibits

10.1 Second Amendment to Revolving Credit Agreement between AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated March 16, 2004.

10.2 First Amendment to Unsecured Revolving Credit Agreement between AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and lenders party thereto, dated March 16, 2004.

10.3 Consulting Agreement between AmeriVest Properties Inc. and Alexander S. Hewitt, dated December 31, 2003.

31. Certifications of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

1.  Current Report on Form 8-K dated March 16, 2004 (filed March 24, 2004).  (Camelback Lakes)

2.  Current report on Form 8-K dated March 25, 2004 (filed March 26, 2004).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIVEST PROPERTIES INC.

May 10, 2004
	By:	/s/ Kathryn L. Hale
Kathryn L. Hale
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)