Form 10-Q
period 2004-06-30
AMERIVEST PROPERTIES INC
filed 2004-08-09
CIK 927102

f

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2004 was 23,932,392.

i

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERIVEST PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Investment in real estate
Land	$37,607,272	$28,838,214
Buildings and improvements	226,587,118	184,519,890
Furniture, fixtures and equipment	1,144,438	799,730
Tenant improvements	11,161,115	6,144,440
Tenant leasing commissions	2,097,777	1,061,160
Intangible assets	17,657,776	11,468,120
Less: accumulated depreciation and amortization	(18,686,505)	(12,134,025)
Net investment in real estate	277,568,991	220,697,529

Cash and cash equivalents	2,828,615	1,477,585
Escrow deposits	8,579,577	5,778,427
Assets – held for sale	—	3,196,877
Investment in affiliate	—	1,364,032
Due from related party	—	3,371,526
Due from affiliate	—	262,347
Accounts receivable	798,768	296,377
Deferred rents receivable	2,084,806	1,401,455
Deferred financing costs, net	2,186,199	2,301,043
Prepaid expenses and other assets	829,542	353,264

Total assets	$294,876,498	$240,500,462

LIABILITIES
Mortgage loans and notes payable	$176,637,287	$158,237,661
Liabilities – held for sale	—	1,296,049
Accounts payable and accrued expenses	2,796,019	2,736,657
Accrued real estate taxes	3,034,605	3,169,183
Prepaid rents, deferred revenue and security deposits	3,244,960	2,694,335
Dividends payable	3,110,750	2,262,170

Total liabilities	188,823,621	170,396,055

MINORITY INTEREST	1,775,186	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $.001 par value Authorized – 75,000,000 shares Issued and outstanding – 23,928,849 and 17,401,309 shares, respectively	23,929	17,401
Capital in excess of par value	132,184,673	91,706,371
Distributions in excess of accumulated earnings	(27,930,911)	(21,619,365)

Total stockholders’ equity	104,277,691	70,104,407

Total liabilities and stockholders’ equity	$294,876,498	$240,500,462

See accompanying notes to the condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
REAL ESTATE OPERATING REVENUE
Rental revenue	$11,402,649	$6,680,723	$20,996,544	$13,229,350

REAL ESTATE OPERATING EXPENSES
Property operating expenses-
Operating expenses	3,105,339	1,660,895	5,911,233	3,209,600
Real estate taxes	1,477,758	762,939	2,715,622	1,514,777
Management fees	17,428	33,297	34,750	67,174
General and administrative expenses	984,265	742,773	1,916,814	1,579,853
Ground rent expense	160,542	—	321,683	—
Interest expense	2,831,282	1,781,535	5,553,349	3,506,970
Depreciation and amortization expense	3,445,634	1,414,553	6,222,725	2,742,519
Impairment of investment in real estate	—	1,465,932	—	1,465,932
Total operating expenses	12,022,248	7,861,924	22,676,176	14,086,825

LOSS FROM CONTINUING OPERATIONS	(619,599)	(1,181,201)	(1,679,632)	(857,475)

OTHER INCOME/(LOSS)
Interest income	10,893	11,936	26,256	17,753
Equity in loss of affiliate	—	(13,312)	(18,076)	(23,914)
Minority interest	61,118	—	61,118	—
Total other income/(loss)	72,011	(1,376)	69,298	(6,161)

LOSS BEFORE DISCONTINUED OPERATIONS	(547,588)	(1,182,577)	(1,610,334)	(863,636)

DISCONTINUED OPERATIONS	—	72,526	687,735	158,549

NET LOSS	$(547,588)	$(1,110,051)	$(922,599)	$(705,087)

LOSS PER SHARE
Basic	$(0.02)	$(0.09)	$(0.04)	$(0.06)
Diluted	$(0.02)	$(0.09)	$(0.04)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	23,898,957	12,806,389	20,733,185	11,958,053
Diluted	23,898,957	12,806,389	20,733,185	11,958,053

See accompanying notes to the condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2004

(unaudited)

	Common Stock		Capital in Excess of Par Value	Distributions in Excess of Accumulated Earnings	Total

	Shares	Amount
Balance at December 31, 2003	17,401,309	$17,401	$91,706,371	$(21,619,365)	$70,104,407
Issuance of common stock
Public offering, net of offering costs	6,325,000	6,325	39,889,104	—	39,895,429
Warrants exercised	92,962	93	63,457	—	63,550
Stock options exercised	70,753	71	355,528	—	355,599
Dividend Reinvestment Plan (DRIP), net of purchased shares	5,570	6	38,549	—	38,555
Equity-based compensation	33,255	33	131,664	—	131,697
Dividends declared	—	—	—	(5,388,947)	(5,388,947)
Net loss	—	—	—	(922,599)	(922,599)
Balance at June 30, 2004	23,928,849	$23,929	$132,184,673	$(27,930,911)	$104,277,691

See accompanying notes to the condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(922,599)	$(705,087)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization expense	6,250,295	2,808,139
Impairment of investment in real estate	—	1,465,932
Gain on sale	(574,276)	—
Amortization of deferred financing costs	351,342	248,502
Equity in loss of affiliate	18,076	23,914
Minority interest	(61,118)	—
Equity-based compensation	131,697	36,505
Changes in assets and liabilities-
Accounts receivable	(484,572)	(5,607)
Deferred rents receivable	(809,453)	(298,297)
Prepaid expenses and other assets	(24,778)	123,115
Accounts payable and accrued expenses	(63,597)	897,850
Other accrued liabilities	277,994	(21,169)
Net cash flows provided by operating activities	4,089,011	4,573,797

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate, net	(36,638,928)	(17,039,573)
Capital expenditures	(2,263,867)	(2,135,050)
Tenant improvements	(4,261,393)	(712,373)
Leasing commissions	(880,062)	(322,239)
Deposits on pending real estate acquisitions	(226,500)	(510,000)
Proceeds from sale, net of closing costs	4,049,229	—
Proceeds held in escrow for Section 1031 exchange	(2,700,274)	—
Ending cash balance of newly consolidated affiliate	92,732	—
Amounts (paid to)/received from affiliate	(94,707)	52,522
Net cash flows used in investing activities	(42,923,770)	(20,666,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage loans and notes payable	46,305,894	17,000,000
Payments on mortgage loans and notes payable	(41,406,270)	(25,344,682)
Payment of deferred financing costs	(200,724)	(345,567)
Deposits for pending refinance	(225,000)	(130,000)
Net proceeds from common stock offering	39,895,429	33,326,741
Net proceeds from exercising of options and warrants	419,149	1,408,046
Net change in escrow deposits	(100,876)	(977,254)
Dividends paid	(4,501,813)	(2,706,046)
Net cash flows provided by financing activities	40,185,789	22,231,238

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,351,030	6,138,322

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,477,585	2,318,566

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,828,615	$8,456,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,861,853	$3,121,237

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Mortgage loans assumed and related real estate acquired	$12,207,253	$—
Stock issued to the DRIP	$38,555	$232,341

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION

Due to the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (Revised), “Consolidation of Variable Interest Entities”, the assets and liabilities of Panorama Falls have been consolidated with those of the Company since March 31, 2004 (See note 5 to the condensed consolidated financial statements).  The following table details the asset and liability amounts related to the Panorama Falls property as of June 30, 2004:

Assets
Investment in real estate
Land	$1,051,372
Buildings and improvements	5,376,313
Furniture, fixtures and equipment	29,426
Tenant improvements	965,714
Tenant leasing commissions	194,114
Less: accumulated depreciation and amortization	(848,572)
Net investment in real estate	6,768,367

Cash and cash equivalents	41,081
Accounts receivable	21,184
Deferred rents receivable	160,042
Deferred financing costs, net	30,126
Total assets	$7,020,800

Liabilities
Accounts payable and accrued expenses	$38,566
Accrued real estate taxes	72,348
Prepaid rents, deferred revenue and security deposits	75,444
Total liabilities	$186,358

Minority Interest	$1,775,186

See accompanying notes to the condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(unaudited)

1 – Organization

AmeriVest Properties Inc. (the Company) is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust (REIT).  The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants.  At June 30, 2004, the Company owned, through its wholly-owned subsidiaries, 28 office properties located in metropolitan Denver, Dallas, Phoenix and Indianapolis and several small cities in Texas.

2 – Interim Financial Reporting

The unaudited condensed consolidated financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  While the Company believes that the disclosures presented are adequate for interim financial reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2003 Form 10-KSB filed with the Securities and Exchange Commission.  The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Equity-based compensation issued to non-employees is accounted for based on the fair value of the equity instruments issued and is recorded as a general and administrative expense, which is amortized by the Company over the instruments’ vesting period.  The measurement date is considered to be the issuance date, or if there are performance vesting provisions, when earned.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company’s net loss and loss per share for the three and six months ended June 30, 2004 and 2003 would have been changed to the pro forma amounts indicated below:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net loss – as reported	$(547,588)	$(1,110,051)	$(922,599)	$(705,087)
Add: Recognized equity-based compensation	43,371	27,318	131,697	36,505
Deduct: Total equity-based compensation expense based on fair value	(37,423)	(3,360)	(74,846)	(27,084)
Net loss – pro forma	$(541,640)	$(1,086,093)	$(865,748)	$(695,666)
Loss per basic share – as reported	$(0.02)	$(0.09)	$(0.04)	$(0.06)
Loss per diluted share – as reported	$(0.02)	$(0.09)	$(0.04)	$(0.06)
Loss per basic share – pro forma	$(0.02)	$(0.08)	$(0.04)	$(0.06)
Loss per diluted share – pro forma	$(0.02)	$(0.08)	$(0.04)	$(0.06)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003
Dividend yield	7.5%	7.9%
Volatility	27.0%	27.0%
Discount rate	2.7%	2.9%
Expected life in years	5.0	4.6

4 – Transactions

Camelback Lakes acquisition

On March 16, 2004, the Company acquired the Camelback Lakes office complex located in Phoenix, Arizona.  The purchase price for Camelback Lakes was $31,980,000, which was paid with $21,000,000 from the $42,000,000 senior secured revolving line of credit with Fleet National Bank (the Secured Fleet Facility) and the balance in cash.

Texas Bank Buildings sale

On March 16, 2004, the Company sold its Texas Bank Buildings for $4,100,000.  The four properties are located in Clifton, Georgetown, Henderson and Mineral Wells, Texas.  The sale resulted in a gain of $574,276 which is included in discontinued operations on the accompanying consolidated statements of operations.  See Note 7 – Discontinued Operations for additional information.

Hackberry View acquisition

On May 7, 2004, the Company acquired the Hackberry View office property located in Irving, Texas.  The purchase price for Hackberry View was $16,800,000, which was paid with approximately $12,200,000 from the assumption of the existing first and second mortgage loans and the balance in cash.

Properties Under Contract

During the quarter, the Company entered into a contract to acquire an office property in a submarket of Dallas.  In July, 2004, the Company entered into a contract to acquire an office property, also in the Dallas area.  Both contracts are subject to a number of contingencies and there is no assurance that either of these acquisitions will occur.

5 – Variable Interest Entity

The Company has adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No.46 (Revised).  Under FIN 46R guidelines, qualifying entities should be consolidated as Variable Interest Entities (“VIE’s”) based on certain risk and control factors.  Because the Company currently finances the Panorama Falls joint venture through its Unsecured Credit Facility and manages the property on a day-to-day basis, it is management’s determination that the Panorama Falls property does qualify as a VIE, with the company being the primary beneficiary of the VIE, and, as such, has been consolidated as of and since March 31, 2004.  Prior to this date, the venture was accounted for using the equity method.  The status of the venture as a VIE is reviewed by management on a quarterly basis.

6 -  Long-Term Debt

As part of the acquisition of the Hackberry View property, the Company assumed a first mortgage of approximately $11,500,000 with an interest rate of 6.57% and a second mortgage of approximately $700,000 with an interest rate of 15%.  The second mortgage has been revalued to record a basis of approximately $990,000 at 8%, based on the estimated current interest rate for second mortgages with similar maturities.  The resulting $290,000 adjustment to the debt balance has been recorded as an increase in the gross book value of the acquired property.

7 – Common Stock Offering

During March 2004, the Company completed an offering of 6,325,000 shares of common stock, including 825,000 shares to cover over-allotments, at a price of $6.75 per share.  The Company received approximately $39,895,000, net of underwriting commissions and expenses.  The proceeds were used to repay the outstanding balance on the Unsecured Fleet Facility and a portion of the outstanding balance on the Secured Fleet Facility.  The Company intends to use available amounts under these facilities to fund future property acquisitions and other working capital and cash needs of the business.

8 – Discontinued Operations

On March 16, 2004, the Company sold its Texas Bank Buildings for $4,100,000.  The net cash proceeds of approximately $2,700,000 are being held in escrow as the Company is considering using them to complete a tax deferred exchange under Section 1031 of the Internal Revenue Code.  In accordance with SFAS No. 144, the Company has classified the operations of these properties as discontinued operations for the three and six months ended June 30, 2004 and 2003, and the Company has shown these properties as available for sale as of December 31, 2003 as if the properties were available for sale at that date.  The following is a summary of the operating results of these properties:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Rental revenue	$—	$266,994	$272,003	$532,895

Property operating expenses-
Operating expenses	—	100,920	82,141	187,693
Real estate taxes	—	20,703	16,373	40,626
Management fees	—	9,600	8,335	19,200
Interest expense	—	30,372	24,125	61,207
Depreciation and amortization expense	—	32,873	27,570	65,620
	—	194,468	158,544	374,346

Gain on sale	—	—	574,276	—

Net income	$—	$72,526	$687,735	$158,549

9 – Loss Per Share

There are no adjustments necessary to the basic weighted average common shares outstanding to arrive at the diluted weighted average common shares outstanding for the three and six months ended June 30, 2004 and 2003 as the Company recognized a net loss and the impact would be anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Form 10-Q and elsewhere.

The Company

AmeriVest Properties is a Real Estate Investment Trust which owns and operates commercial office buildings in select markets catering to small and medium size businesses.   At June 30, 2003, the Company owned 27 properties totaling 1,563,063 square feet.  In the subsequent twelve month period, the Company acquired an additional five properties and sold its four non-core Texas Bank Buildings.  At June 30, 2004, it owned 28 properties totaling 2,480,232 square feet.  We generate revenue primarily through the rental of office space at our properties.  The demand for our products is correlated, in general, to the national economy, and more specifically, to the demand for office space by small and medium size tenants in metropolitan Denver, Dallas, Phoenix and Indianapolis.

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

Results Of Operations

Comparison of the three months ended June 30, 2004 to June 30, 2003:

	Three months ended June 30,
	2004	2003	Change

REAL ESTATE OPERATING REVENUE
Rental revenue	$11,402,649	$6,680,723	$4,721,926

REAL ESTATE OPERATING EXPENSES
Property operating expenses-
Operating expenses	3,105,339	1,660,895	1,444,444
Real estate taxes	1,477,758	762,939	714,819
Management fees	17,428	33,297	(15,869)
General and administrative expenses	984,265	742,773	241,492
Ground rent expense	160,542	—	160,542
Interest expense	2,831,282	1,781,535	1,049,747
Depreciation and amortization expense	3,445,634	1,414,553	2,031,081
Impairment of investment in real estate	—	1,465,932	(1,465,932)
Total operating expenses	12,022,248	7,861,924	4,160,324

LOSS FROM CONTINUING OPERATIONS	(619,599)	(1,181,201)	561,602

OTHER INCOME/(LOSS)
Interest income	10,893	11,936	(1,043)
Equity in loss of affiliate	—	(13,312)	13,312
Minority interest	61,118	—	61,118
Total other income/(loss)	72,011	(1,376)	73,387

LOSS BEFORE DISCONTINUED OPERATIONS	(547,588)	(1,182,577)	634,989

DISCONTINUED OPERATIONS	—	72,526	(72,526)

NET LOSS	$(547,588)	$(1,110,051)	$562,463

Rental revenue increased by $4,721,926, or 71%, from the second quarter of 2003 to the same period of 2004.  Approximately $2,817,000 of the increase is due to the inclusion of the operating results from the late-2003 acquisitions (Financial Plaza, Scottsdale Norte and Greenhill Park) and $1,667,000 is due to the inclusion of the 2004 acquisitions (Camelback Lakes for a full quarter and Hackberry View for a partial quarter).  Additionally, $223,000 of the increase is due to the inclusion of Panorama Falls due to the adoption of FIN 46R whereby its operations are consolidated with those of the Company beginning March 31, 2004.

Property operating expenses increased by $2,143,394, or 87%, from the second quarter of 2003 to the same period of 2004.  Approximately $1,273,000 of the increase is due to the inclusion of the late-2003 acquisitions, $544,000 is due to the 2004 acquisitions and $112,000 is due to the consolidation of Panorama Falls.  The remainder of the increase was experienced in our existing portfolio (properties owned for the full quarter of both years).  The main components of the additional expense consisted of increases in property tax accruals, utilities and regional property management personnel.  Property taxes for the second quarter increased from $763,000, or 11% of revenue, in 2003 to $1,478,000, or 13% of revenue, in 2004.  Currently, nine of the fourteen core properties have been acquired in the past two years.  Upon acquisition, the properties are often reassessed by the local municipalities at the purchase price and real estate taxes increase accordingly.  While the Company utilizes outside property tax consulting firms to protest the valuations of any properties that are deemed to be overvalued, it accrues the expense based on the most recent property tax bills with any amounts refunded to the Company through this process recorded when realized.  The Company focuses on the control of operating expenses as a percent of revenue and as it continues to grow and gain scale in each of its markets, believes that it will be able to maintain or increase its operating margins.

General and administrative expenses increased by $241,492, or 33% from $742,773,  11% of revenue, for the second quarter of 2003 to $984,265, 9% of revenue, for the same period in 2004.  This increase in overall general and administrative expense is primarily due to the addition of corporate personnel hired during the latter half of 2003 to support the continued growth of the Company.  Further, we expect to incur, in excess of $150,000 in additional cost over the last six months of 2004 solely related to the cost of compliance with the Sarbanes Oxley Act of 2002.

The ground rent expense recognized in 2004 relates to the ground lease for Greenhill Park, acquired in December 2003.  The annual rent under this lease increases, and is determined every ten years; the next increase will be effective January 1, 2006, and the lease expires on December 1, 2083.  The Company accounts for this lease as an operating lease.

Interest expense increased by $1,049,747, or 59% from the second quarter of 2003 to the same period of 2004.  This increase is due to the additional debt used to acquire the above-mentioned properties.  The average outstanding debt balance increased by approximately 42% from the second quarter of 2003 to the same period of 2004 and the weighted average interest rate on this debt was flat from 2003 to 2004.  The increase in interest expense is also attributable to the fees related to the Unsecured Credit Facility.  This facility provides the Company with more flexibility and a readily available vehicle for financing acquisitions and other capital needs.

The increase in depreciation and amortization expense of $2,031,081, or 144% is due to the increase in depreciable assets resulting from the above-mentioned acquisitions.

The impairment charges recognized in 2003 related to two of the properties in the Texas State Building portfolio.

The minority interest component represents 80% of the net loss of Panorama Falls which is attributable to the majority shareholder.  The Company continues to own a 20% interest in the property.

Included in discontinued operations are the operations of the Texas Bank Buildings which were sold on March 16, 2004.

Comparison of the six months ended June 30, 2004 to June 30, 2003:

	Six months ended June 30,
	2004	2003	Change

REAL ESTATE OPERATING REVENUE
Rental revenue	$20,996,544	$13,229,350	$7,767,194

REAL ESTATE OPERATING EXPENSES
Property operating expenses-
Operating expenses	5,911,233	3,209,600	2,701,633
Real estate taxes	2,715,622	1,514,777	1,200,845
Management fees	34,750	67,174	(32,424)
General and administrative expenses	1,916,814	1,579,853	336,961
Ground rent expense	321,683	—	321,683
Interest expense	5,553,349	3,506,970	2,046,379
Depreciation and amortization expense	6,222,725	2,742,519	3,480,206
Impairment of investment in real estate	—	1,465,932	(1,465,932)
Total operating expenses	22,676,176	14,086,825	8,589,351

LOSS FROM CONTINUING OPERATIONS	(1,679,632)	(857,475)	(822,157)

OTHER INCOME/(LOSS)
Interest income	26,256	17,753	8,503
Equity in loss of affiliate	(18,076)	(23,914)	5,838
Minority interest	61,118	—	61,118
Total other income/(loss)	69,298	(6,161)	75,459

LOSS BEFORE DISCONTINUED OPERATIONS	(1,610,334)	(863,636)	(746,698)

DISCONTINUED OPERATIONS	687,735	158,549	529,186

NET LOSS	$(922,599)	$(705,087)	$(217,512)

Rental revenue for the six months ended June 30 increased by $7,767,194, or 59%, from 2003 to 2004.  Approximately $5,613,000 of the increase is due to the inclusion of the operating results from the late-2003 acquisitions, $1,830,000 is due to the inclusion of the 2004 acquisitions and $223,000 is due to the consolidation of Panorama Falls.

Property operating expenses for the six months ended June 30 increased by $3,870,054, or 81%, from 2003 to 2004.  Approximately $2,565,000 of the increase is due to the inclusion of the late-2003 acquisitions, $609,000 is due to the 2004 acquisitions and $112,000 is due to the consolidation of Panorama Falls.  The remainder of the increase was experienced in our existing portfolio with the main components of the additional expense consisting of increases in property tax accruals, to be consistent with quarterly analysis, utilities and regional property management personnel.

General and administrative expenses increased by $336,961 or 21% from $1,579,853, or 12% of revenue, for the six months ended June 30, 2003 to $1,916,814, or 9% of revenue, for the same period in 2004.  This increase in overall general and administrative expense is primarily due to the addition of corporate personnel hired during the latter half of 2003 to support the continued growth of the Company.

The ground rent expense recognized in 2004 relates to the ground lease for Greenhill Park, acquired in December 2003.

Interest expense increased by $2,046,379, or 58% from the six months ended June 30, 2003 to the same period of 2004.  This increase is due to the additional debt used to acquire the above-mentioned properties.

The increase in depreciation and amortization expense by $3,480,206, or 127% is due to the increase in depreciable assets resulting from the above-mentioned acquisitions.

The impairment charges recognized in 2003 related to two of the properties in the Texas State Building portfolio.

The minority interest component represents 80% of the net loss of Panorama Falls which is attributable to the majority shareholder.  The Company continues to own a 20% interest in the property.

Included in discontinued operations are the operations of the Texas Bank Buildings.  These properties were sold on March 16, 2004 for $4,100,000.  This sale resulted in a gain of $574,276, which is reflected in the 2004 amount.

Liquidity and Capital Resources

Operating Activities

Net cash flows provided by operations were approximately $4,089,000 for the six months ended June 30, 2004.  This results primarily from the Company’s operating results adjusted for non-cash expenses and a general increase in our receivables in excess of the prior year period.  Cash flow from operations is the primary source to fund dividend payments, debt service and capital expenditures.  See Results of Operations for a more complete discussion on the factors impacting the Company’s operating performance.

Investing Activities

Net cash flows used in investing activities were approximately $42,924,000 for the six months ended June 30, 2004, of which approximately $36,639,000 was used to acquire the Camelback Lakes and Hackberry View properties, net of debt assumed.  The remainder is primarily composed of capital improvement, tenant improvement and leasing commission costs offset by the net proceeds from the sale of the Texas Bank Buildings of approximately $4,049,000.

Financing Activities

Net cash flows provided by financing activities were approximately $40,186,000 for the six months ended June 30, 2004.  Included in this amount is approximately $39,895,000 which represents the net proceeds from the March 2004 common stock offering;  of this amount, approximately $39,000,000 was immediately used to pay down the Company’s secured and unsecured credit facilities.  The Company subsequently recorded additions to mortgage loans and notes payable of approximately $46,300,000 related to the acquisitions of the Camelback Lakes and Hackberry View properties.  The remainder of the change is primarily composed of scheduled principal payments on mortgage loans, dividend payments and payments into escrow accounts as required by certain lenders.

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

The Company has two credit facilities with Fleet National Bank.  At June 30, 2004, there was $40,650,000 outstanding with $1,350,000 available under the Secured Fleet Facility and there was no outstanding balance with $30,000,000 available under the Unsecured Fleet Facility.  Available amounts under these facilities will be used to acquire and improve new and existing properties, as well as for working capital.

Future Uses of Capital, Contractual Commitments and Off-Balance Sheet Arrangements

The following table details the contractual obligations at June 30, 2004.  These include scheduled maturities of mortgage loans and notes payable as well as estimated amounts on the ground lease for Greenhill Park that resets the payment amount every ten years based on the appraised value and expires on December 1, 2083:

For the years ended December 31,	Mortgage Loans and Notes Payable	Ground Lease	Total
2004	$1,119,300	$321,082	$1,425,209
2005	43,113,577	642,165	43,727,899
2006	16,674,529	863,016	17,507,534
2007	2,587,128	863,016	3,417,809
2008	37,348,319	863,016	38,176,509
Thereafter	75,794,434	225,671,046	301,317,236
Total	$176,637,287	$229,223,341	$405,572,196

Interest Rate Information

As of June 30, 2004, approximately 77% of the total mortgage loans outstanding are fixed rate loans with a weighted-average interest rate of 6.5% and 23% are variable rate loans with a weighted-average interest rate of 3.9%.

Debt Covenants

Certain of the Company’s debt instruments contain covenants common to that type of facility or borrowing, including financial covenants establishing minimum debt service coverage and maximum leverage ratios.  The Company was in compliance with all financial covenants pertaining to its debt instruments during the three and six months ended June 30, 2004.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our future earnings, cash flows and fair values relevant to financial instruments depend upon prevalent market rates for those financial instruments.  Market risk is the risk of loss from adverse changes in market prices and interest rates.  We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, dividends and other cash requirements.  The majority of our outstanding debt obligations have fixed interest rates which limit the risk of fluctuating interest rates.  At June 30, 2004, our interest rate risk only related to our $42,000,000 Secured Fleet Facility and our $30,000,000 Unsecured Fleet Facility, of which there was $40,650,000 and $0 outstanding, respectively.  Based on the amounts outstanding at June 30, 2004, the annual impact of a 1% change in interest rates would be approximately $407,000.

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

Item 4.    Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2004.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.  There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

No changes.

Item 2.    Changes in Securities and Use of Proceeds

                Issuance of Equity Securities Upon Exercise of Warrants

During the three month period ended June 30, 2004, the Company issued 5,210 shares of common stock upon exercise of previously issued warrants.  The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Section 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

Purchases of Equity Securities

Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended June 30, 2004 is provided below:

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

April, 2004	6,690	$6.10	6,690	N/A

(1)     On August 11, 2000, the Company’s Board of Directors approved adoption of the Dividend Reinvestment Plan (the “Plan”).  Under the Plan, the Company is authorized to instruct the plan administrator to repurchase shares of its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company in order to offset some or all such shares issued pursuant to the Plan.  The Company announced the Plan in September, 2000.  The Plan has no expiration date.

(2)     One million shares of Company common stock are registered for sale by the Company under the plan.  The Plan has no limits as to the number of shares or dollar value that may be repurchased by the Company to satisfy the shares needed under the Plan.

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held June 2, 2004, stockholders elected the following individuals to serve on the Board of Directors of the Company, each as a Class 2 Director:

Name	Shares Vote in Favor	Abstentions and Non-Votes
Alexander S. Hewitt	21,527,567	199,271
Charles K. Knight	21,521,167	205,671
Jerry J. Tepper	21,508,517	218,321

Additionally, at the annual meeting the stockholders voted to approve Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation (the “Amendment”) for the purposes of declassifying the Company’s Board of Directors.  At the annual meeting 21,220,502 shares of common stock voted in favor of the Amendment; 305,174 shares of common stock voted against; and 201,162 shares of common stock were recorded as abstentions or broker non-votes.

Following the meeting, William T. Atkins, Patrice Derrington, Harry P. Gelles, Robert W. Holman, Jr.  and John A. Labate continued as Directors.

The term of each Director, including those elected at the June 2, 2004 meeting, will end at the 2005 annual meeting of the stockholders or until such Director’s successor is duly elected and qualified.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1B Articles of Amendment to Amended and Restated Articles of Incorporation dated June 8, 2004.

31. Certifications of Chief Executive Officer and Chief Financial Officer pursuant to section

302 of the Sarbanes-Oxley Act of 2002.

32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to section

906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIVEST PROPERTIES INC.

August 9, 2004
	By:	/s/ Kathryn L. Hale
Kathryn L. Hale
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)