Form 10-Q
period 2004-09-30
AMERIVEST PROPERTIES INC
filed 2004-11-05
CIK 927102

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004.

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004.

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2004 was 23,940,919.

Table of Contents

Page No.
Part I	Financial Information

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (unaudited)
Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003(unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 6.	Exhibits and Reports on Form 8-K	17

  i

AMERIVEST PROPERTIES INC.

Condensed Consolidated Balance Sheets

ASSETS	September 30, 2004 (unaudited)	December 31, 2003
Investment in real estate
Land	$40,961,332	$28,838,214
Buildings and improvements	244,540,282	184,519,890
Furniture, fixtures and equipment	1,273,552	799,730
Tenant improvements	13,030,911	6,144,440
Tenant leasing commissions	2,503,489	1,061,160
Intangible assets	21,125,721	11,468,120
Less: accumulated depreciation and amortization	(22,283,364)	(12,134,025)
Net investment in real estate	301,151,923	220,697,529

Cash and cash equivalents	2,563,176	1,477,585
Escrow deposits	7,129,571	5,778,427
Assets — held for sale	—	3,196,877
Investment in affiliate	—	1,364,032
Due from related party	—	3,371,526
Due from affiliate	—	262,347
Accounts receivable	666,333	296,377
Deferred rents receivable	2,786,040	1,401,455
Deferred financing costs, net	2,364,043	2,301,043
Prepaid expenses and other assets	1,105,200	353,264
Total assets	$317,766,286	$240,500,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans and notes payable	$202,312,186	$158,237,661
Liabilities — held for sale	—	1,296,049
Accounts payable and accrued expenses	2,650,358	2,736,657
Accrued real estate taxes	4,317,366	3,169,183
Prepaid rents, deferred revenue and security deposits	3,681,158	2,694,335
Dividends payable	3,112,513	2,262,170
Total liabilities	216,073,581	170,396,055
Minority interest	1,671,092	—
Shareholders’ equity:
Preferred stock, $0.001par value
Authorized: 5,000,000 shares
Issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 75,000,000 shares
Issued and outstanding: 23,948,056 and 17,401,309 shares, respectively	23,948	17,401
Capital in excess of par value	132,342,983	91,706,371
Distributions in excess of accumulated earnings	(32,345,318)	(21,619,365)
Total shareholders’ equity	100,021,613	70,104,407
Total liabilities and shareholders’ equity	$317,766,286	$240,500,462

See accompanying notes to condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Real Estate Operating Revenue:
Rental revenues	$11,435,128	$6,895,235	$32,431,672	$20,124,585

Real Estate Operating Expenses:
Property operating expenses -
Operating expenses	3,381,971	1,929,966	9,293,204	5,139,566
Real estate taxes	1,393,953	832,051	4,109,575	2,346,828
Management fees	17,496	17,756	52,246	84,930
General and administrative expenses	1,105,901	777,579	3,022,715	2,357,432
Ground lease expense	160,542	—	482,225	—
Interest expense	3,069,512	1,809,933	8,622,861	5,316,903
Depreciation and amortization expense	3,740,880	1,636,449	9,963,605	4,378,968
Impairment of investment in real estate	—	—	—	1,465,932
Total operating expense	12,870,255	7,003,734	35,546,431	21,090,559

Loss from continuing operations	(1,435,127)	(108,499)	(3,114,759)	(965,974)

Other Income/(Loss):
Interest income	29,139	43,434	55,395	61,187
Equity in loss of affiliate	—	(14,537)	(18,076)	(38,451)
Minority interest	104,094	-	165,212	-
Total other income	133,233	28,897	202,531	22,736

Loss before discontinued operations	(1,301,894)	(79,602)	(2,912,228)	(943,238)

Discontinued operations	—	56,134	687,735	214,683

Net loss	$(1,301,894)	$(23,468)	$(2,224,493)	$(728,555)

Loss per Share:
Basic	$(0.05)	$0.00	$(0.10)	$(0.05)
Diluted	$(0.05)	$0.00	$(0.10)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic	23,934,094	17,356,751	21,807,943	13,777,395
Diluted	23,934,094	17,356,751	21,807,943	13,777,395

See accompanying notes to condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2004

(unaudited)

	Common Stock		Capital in Excess of Par Value	Distributions in Excess of Accumulated Earnings	Total
	Shares	Amount
Balance at December 31, 2003	17,401,309	$17,401	$91,706,371	$(21,619,365)	$70,104,407

Issuance of common stock:
Public offering, net of offering costs	6,325,000	6,325	39,889,104	—	39,895,429
Warrants exercised	98,062	98	88,952	—	89,050
Stock options exercised	75,753	76	386,322	—	386,398
Dividend Re-Investment Plan	5,570	6	38,549	—	38,555
Equity-based compensation	42,362	42	233,685	—	233,727
Dividends declared	—	—	—	(8,501,460)	(8,501,460)
Net loss	—	—	—	(2,224,493)	(2,224,493)
Balance at September 30, 2004	23,948,056	$23,948	$132,342,983	$(32,345,318)	$100,021,613

See accompanying notes to condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,224,493)	$(728,555)
Adjustments to reconcile net loss to net cash provided by
operating activities-
Depreciation and amortization expense	9,991,173	4,477,601
Impairment of investment in real estate	—	1,465,932
Gain on sale	(574,276)	—
Amortization of deferred financing costs	541,199	399,448
Equity in loss of affiliate	18,076	38,451
Minority interest	(165,212)	—
Equity-based compensation	233,727	187,650
Changes in assets and liabilities-
Accounts receivable	(352,137)	(79,401)
Deferred rents receivable	(1,510,687)	(474,944)
Prepaid expenses and other assets	(25,436)	159,614
Accounts payable and accrued expenses	(227,581)	590,272
Other accrued liabilities	1,996,953	1,349,500
Net cash flows provided by operating activities	7,701,306	7,385,568

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate, net	(59,983,705)	(31,524,876)
Capital expenditures	(3,538,766)	(3,169,693)
Tenant improvements	(6,253,622)	(1,922,632)
Leasing commissions	(1,303,538)	(490,272)
Deposits on pending real estate acquisitions	(726,500)	(120,000)
Proceeds from sale, net of closing costs	4,049,229	—
Ending cash balance of newly consolidated affiliate	92,732	—
Amounts (paid to)/received from affiliate	(76,384)	24,629
Net cash flows used in investing activities	(67,740,554)	(37,202,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to mortgage loans and notes payable	93,227,462	91,500,000
Payments on mortgage loans and notes payable	(62,941,369)	(88,555,915)
Payment of deferred financing costs	(568,424)	(1,326,409)
Deposits for pending refinance	—	(132,600)
Net proceeds from common stock offering	39,895,429	33,267,453
Net proceeds from exercising of options and warrants	475,448	1,488,271
Net change in escrow deposits	(1,351,144)	(2,639,426)
Dividends paid	(7,612,563)	(4,929,020)
Net cash flows provided by financing activities	61,124,839	28,672,354

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,085,591	(1,144,922)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,477,585	2,318,566

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,563,176	$1,173,644

See accompanying notes to condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,514,934	$4,735,286

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Mortgage loans assumed	$12,492,383	$24,750,000
Stock issued to the DRIP	$38,555	$264,614

SUPPLEMENTAL INFORMATION

Due to the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (Revised), “Consolidation of Variable Interest Entities”, the assets and liabilities of Panorama Falls have been consolidated with those of the Company since March 31, 2004 (see Note 5 to the condensed consolidated financial statements).  The following table details the asset and liability amounts related to Panorama Falls property as of September 30, 2004:

Assets
Investment in real estate
Land	$1,051,372
Buildings and improvements	5,420,757
Furniture, fixtures and equipment	29,426
Tenant improvements	965,752
Tenant leasing commissions	194,114
Less: accumulated depreciation and amortization	(957,977)
Net investment in real estate	6,703,444

Cash and cash equivalents	30,413
Accounts receivable	7,349
Deferred rents receivable	137,618
Deferred financing costs, net	24,477
Total assets	$6,903,301

Liabilities
Mortgage loans and notes payable	$4,214,408
Accounts payable and accrued expenses	35,196
Accrued real estate taxes	108,522
Prepaid rents, deferred revenue and security deposits	73,581
Total liabilities	$4,431,707

Minority interest	$1,671,092

See accompanying notes to condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(unaudited)

1 — Organization

AmeriVest Properties Inc. (the Company) is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust (REIT).  The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants.  At September 30, 2004, the Company owned, through its wholly-owned subsidiaries, 29 office properties located in metropolitan Denver, Dallas, Phoenix and Indianapolis and several small cities in Texas.

2 — Interim Financial Statements

                The unaudited consolidated financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements generally conform to the presentation reflected in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003.  The consolidated results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements and notes therein should be read together with the financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2003.

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

3 — Equity-Based Compensation

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company’s net loss and loss per share for the three and nine months ended September 30, 2004 and 2003 would have been changed to the pro forma amounts as indicated in the following table:

AMERIVEST PROPERTIES INC.

Notes to Condensed Consolidated Financial Statements — (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss — as reported	$(1,301,894)	$(23,468)	$(2,224,493)	$(728,555)
Plus: Recognized equity-based compensation	102,030	66,045	233,727	164,339
Less: Total equity-based compensation expense based on fair value	(123,943)	(113,443)	(330,486)	(304,351)
Net loss — pro forma	$(1,323,807)	$(70,866)	$(2,321,252)	$(868,567)

Loss per basic share — as reported	$(0.05)	$0.00	$(0.10)	$(0.05)
Loss per diluted share — as reported	$(0.05)	$0.00	$(0.10)	$(0.05)

Loss per basic share — pro forma	$(0.06)	$0.00	$(0.11)	$(0.06)
Loss per diluted share — pro forma	$(0.06)	$0.00	$(0.11)	$(0.06)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003
Dividend yield	7.5%	7.9%
Volatility	27.0%	27.0%
Discount rate	2.7%	2.9%
Expected life (years)	5.0	4.6

4 — Transactions

Camelback Lakes acquisition

On March 16, 2004, the Company acquired the Camelback Lakes office complex located in Phoenix, Arizona.  The purchase price for Camelback Lakes was $31,980,000, which was paid with $21,000,000 from the $42,000,000 senior secured revolving line of credit with Fleet National Bank (the Secured Fleet Facility) and the balance in cash.

Texas Bank Buildings sale

On March 16, 2004, the Company sold its Texas Bank Buildings for $4,100,000.  The four properties are located in Clifton, Georgetown, Henderson and Mineral Wells, Texas.  The sale resulted in a gain of $574,276 which is included in discontinued operations on the accompanying consolidated statements of operations.  See Note 7 — Discontinued Operations for additional information.

Hackberry View acquisition

On May 7, 2004, the Company acquired the Hackberry View office property located in Irving, Texas.  The purchase price for Hackberry View was $16,800,000, which was paid with approximately $12,200,000 from the assumption of the existing first and second mortgage loans and the balance in cash.

Parkway Centre III acquisition

On September 10, 2004, the Company acquired the Parkway Centre III office property located in Plano, Texas.  The purchase price for Parkway Centre III was $23,400,000, which was paid with approximately $15,210,000 of mortgage debt, $2,700,000 in Section 1031 funds held in escrow from the sale of the Texas Bank Buildings and the balance in cash.

AMERIVEST PROPERTIES INC.

Notes to Condensed Consolidated Financial Statements — (continued)

Properties Under Contract

                During the quarter, the Company entered into a contract to acquire an office property in a submarket of Dallas.  The Company anticipates this transaction closing in the fourth quarter of 2004.

5 — Variable Interest Entity

                Effective March 31, 2004, the Company adopted FIN 46R and applied it to its investment in Panorama Falls.  The Company owns 20% of Panorama Falls as a tenant-in-common with the majority investor.  The Panorama Falls property is located in Englewood, Colorado.  The building has a carrying value of $6,700,000.  The Company financed the property through its $30,000,000 unsecured revolving line of credit with Fleet (the Unsecured Fleet Facility) (see Note 9 to the condensed consolidated financial statements for an update on the Unsecured Fleet Facility).   Panorama Falls is deemed to be a variable interest entity (VIE) as defined by FIN 46R.  In accordance with FIN 46R, the Company determined it is subject to the majority of the variability in the variable interests in the entity and has consolidated the assets and liabilities of Panorama Falls effective March 31, 2004 (see the note to the consolidated statements of cash flows for a detail of the assets and liabilities of Panorama Falls which have been consolidated).  With respect to the consolidated statements of operations, the investment was accounted for under the consolidation method of accounting beginning April 1, 2004 and under the equity method of accounting for prior periods.

6 — Common Stock Offering

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

7 — Discontinued Operations

                On March 16, 2004, the Company sold its Texas Bank Buildings for $4,100,000.  The net cash proceeds of approximately $2,700,000 were being held in escrow and used to complete a tax deferred exchange under Section 1031 of the Internal Revenue Code on the Parkway Centre III acquisition on September 10, 2004.  In accordance with SFAS No. 144, the Company has classified the operations of these properties as discontinued operations for the three and nine months ended September 30, 2004 and 2003.  The following is a summary of the operating results of these properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Rental revenue	$—	$269,089	$272,003	$801,984

Property operating expenses -
Operating expenses	—	120,522	82,141	308,215
Real estate taxes	—	19,923	16,373	60,549
Management fees	—	9,600	8,335	28,800
Interest expense	—	29,897	24,125	91,104
Depreciation and amortization expense	—	33,013	27,570	98,633
	—	212,955	158,544	587,301

Gain on sale	—	—	574,276	—

Net income	$—	$56,134	$687,735	$214,683

AMERIVEST PROPERTIES INC.

Notes to Condensed Consolidated Financial Statements — (concluded)

8 — Loss Per Share

                There are no adjustments necessary to the basic weighted average common shares outstanding to arrive at the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2004 and 2003 as the Company recognized a net loss and the impact would be anti-dilutive.

9 — Subsequent Events

                On October 20, 2004, KeyBank National Association (KeyBank) assumed the Company’s Unsecured Credit Facility.  The amended facility has a capacity of $40,000,000 and a maturity date of November 12, 2007.  In addition, the amended Unsecured Credit Facility has the option of a one-time increase to $50,000,000 available until December 31, 2005.   The amended facility has an interest rate of LIBOR plus 350 basis points or the Prime plus 275 basis points.  The Company paid a one-time commitment fee in October 2004 of $800,000.  The fee was capitalized and is being amortized into interest expense over the life of the loan agreement.

                On October 25, 2004, the Company acquired the land underlying its Greenhill Park office property for $14,500,000.  The Greenhill Park Building was subject to a ground lease with 80 years remaining on the term.  Prior to the acquisition, the Company accounted for the lease as an operating lease.

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

Introduction

                AmeriVest is a REIT which owns and operates commercial office buildings in select markets catering to small and medium size businesses.  At September 30, 2004, we owned 29 properties totaling 2,628,044 square feet compared to 28 properties totaling 1,891,352 square feet at September 30, 2003.  We generate revenue primarily through the rental of office space at our properties.  The demand for our products is correlated, in general, to the national economy, and more specifically, to the demand for office space by small and medium size tenants in metropolitan Denver, Dallas, Phoenix and Indianapolis.

                Due to the sale of the Texas Bank Buildings, the operations of these properties, including the gain on sale, have been classified as discontinued operations for the periods presented in accordance with SFAS No. 144.

Results Of Operations

Comparison of the three months ended September 30, 2004 to September 30, 2003:

	2004	2003	Change
REAL ESTATE OPERATING REVENUE
Rental revenue	$11,435,128	$6,895,235	$4,539,893

REAL ESTATE OPERATING EXPENSES
Property operating expenses-
Operating expenses	3,381,971	1,929,966	1,452,005
Real estate taxes	1,393,953	832,051	561,902
Management fees	17,496	17,756	(260)
General and administrative expenses	1,105,901	777,579	328,322
Ground rent expense	160,542	—	160,542
Interest expense	3,069,512	1,809,933	1,259,579
Depreciation and amortization expense	3,740,880	1,636,449	2,104,431
Total operating expense	12,870,255	7,003,734	5,866,521

LOSS FROM CONTINUING OPERATIONS	(1,435,127)	(108,499)	(1,326,628)

OTHER INCOME/(LOSS)
Interest income	29,139	43,434	(14,295)
Equity in loss of affiliate	—	(14,537)	14,537
Minority interest	104,094	—	104,094
Total other income	133,233	28,897	104,336

LOSS BEFORE DISCONTINUED OPERATIONS	(1,301,894)	(79,602)	(1,222,292)

DISCONTINUED OPERATIONS	—	56,134	(56,134)

NET LOSS	$(1,301,894)	$(23,468)	$(1,278,426)

Rental revenue increased by $4,539,893, or 65.8%, from the third quarter of 2003 to the same period of 2004.  Approximately $2,582,800 of the increase is due to the inclusion of the operating results from the late-2003 acquisitions (Financial Plaza, Scottsdale Norte and Greenhill Park) and $2,004,400 is due to the inclusion of the 2004 acquisitions (Camelback Lakes and Hackberry View for a full quarter and Parkway Center III for a partial quarter).  Additionally, $147,000 of the increase is due to the inclusion of Panorama Falls due to the adoption of FIN 46R whereby its operations are consolidated with those of the Company beginning March 31, 2004.

                Property operating expenses increased by $2,013,647, or 72.4%, from the third quarter of 2003 to the same period of 2004.  Approximately $1,216,700 of the increase is due to the inclusion of the late-2003 acquisitions, $643,600 is due to the 2004 acquisitions and $105,350 is due to the consolidation of Panorama Falls.  The remaining increase of approximately $48,000, or 1.7%, was experienced in our existing portfolio (properties owned for the full quarter of both years).  The main components of the additional expense consisted of increases in property tax accruals, utilities and regional property management personnel.  The Company focuses on the control of operating expenses as a percent of revenue and as it continues to grow and gain scale in each of its markets, believes that it will be able to maintain or increase its operating margins.

                General and administrative expenses increased from $777,579, or 11.3% of revenue, for the third quarter of 2003 to $1,105,901, or 9.7% of revenue, for the same period in 2004.  Approximately $166,000 of the increase is related to accounting and consulting fees primarily related to the Company’s efforts in Sarbanes-Oxley compliance and the associated independent auditor’s review.  The Company anticipates recognizing in excess of $200,000 during the fourth quarter of 2004 related to Sarbanes-Oxley.  The remainder of the increase is primarily due to the addition of corporate personnel hired during the latter half of 2003 and the nine months ended September 30, 2004 to support the continued growth of the Company.

                The ground rent expense recognized in 2004 relates to the ground lease for Greenhill Park, acquired in December 2003.  On October 22, 2004, the Company acquired the land for $14,500,000 and therefore, no subsequent ground lease costs will be incurred.  Prior to the acquisition, the Company accounted for this lease as an operating lease.

                Interest expense increased by $1,259,579, or 69.6%, from the third quarter of 2003 to the same period of 2004.  This increase is due to the additional debt used to acquire the above-mentioned properties.  The average outstanding debt balance increased by approximately 76% from the third quarter of 2003 to the same period of 2004 and the weighted average interest rate on this debt was flat from 2003 to 2004.  The increase in interest expense is also attributable to the fees related to the Unsecured Fleet Facility.  This facility provides the Company with more flexibility and a readily available vehicle for financing acquisitions and other capital needs.  Additionally, the consolidation of Panorama Falls was attributable for $62,500 of the increase.

                The increase in depreciation and amortization expense of $2,104,431, or 129%, is due to the increase in depreciable assets resulting from the above-mentioned acquisitions and additional capital improvements, tenant improvements and leasing commissions for our current real estate investments.

                The minority interest component represents 80% of the net loss of Panorama Falls which is attributable to the majority shareholder.  The Company continues to own a 20% interest in the property.

                Included in discontinued operations are the operations of the Texas Bank Buildings which were sold on March 16, 2004.

Comparison of the nine months ended September 30, 2004 to September 30, 2003:

	2004	2003	Change
REAL ESTATE OPERATING REVENUE
Rental revenue	$32,431,672	$20,124,585	$12,307,087

REAL ESTATE OPERATING EXPENSES
Property operating expenses-
Operating expenses	9,293,204	5,139,566	4,153,638
Real estate taxes	4,109,575	2,346,828	1,762,747
Management fees	52,246	84,930	(32,684)
General and administrative expenses	3,022,715	2,357,432	665,283
Ground rent expense	482,225	—	482,225
Interest expense	8,622,861	5,316,903	3,305,958
Depreciation and amortization expense	9,963,605	4,378,968	5,584,637
Impairment of investment in real estate	—	1,465,932	(1,465,932)
Total operating expense	35,546,431	21,090,559	14,455,872

LOSS FROM CONTINUING OPERATIONS	(3,114,759)	(965,974)	(2,148,785)

OTHER INCOME/(LOSS)
Interest income	55,395	61,187	(5,792)
Equity in loss of affiliate	(18,076)	(38,451)	20,375
Minority interest	165,212	—	165,212
Total other income	202,531	22,736	179,795

LOSS BEFORE DISCONTINUED OPERATIONS	(2,912,228)	(943,238)	(1,968,990)

DISCONTINUED OPERATIONS	687,735	214,683	473,052

NET LOSS	$(2,224,493)	$(728,555)	$(1,495,938)

Rental revenue for the nine months ended September 30 increased by $12,307,087 or 61.2%, from 2003 to 2004.  Approximately $8,195,800 of the increase is due to the inclusion of the operating results from the late-2003 acquisitions, $3,834,300 is due to the inclusion of the 2004 acquisitions and $369,800 is due to the consolidation of Panorama Falls.

                Property operating expenses for the nine months ended September 30 increased by $5,883,701 or 77.7%, from 2003 to 2004.  Approximately $3,782,100 of the increase is due to the inclusion of the late-2003 acquisitions, $1,252,400 is due to the 2004 acquisitions and $222,900 is due to the consolidation of Panorama Falls.  The remaining increase of approximately $626,000, or 8.3%, was experienced in our existing portfolio with the main components of the additional expense consisting of increases in property tax accruals, utilities and regional property management personnel.

                General and administrative expenses increased from $2,357,432, or 11.7% of revenue, for the nine months ended September 30, 2003 to $3,022,715, or 9.3% of revenue, for the same period in 2004.  Approximately $166,000 of the increase is related to accounting and consulting fees primarily related to the Company’s efforts in Sarbanes-Oxley compliance and the associated independent auditor’s review.  The Company anticipates recognizing in excess of $200,000 during the fourth quarter of 2004 related to Sarbanes-Oxley. The remainder of the increase is primarily due to the addition of corporate personnel hired during the latter half of 2003 and the nine months ended September 30, 2004 to support the continued growth of the Company.

                The ground rent expense recognized in 2004 relates to the ground lease for Greenhill Park, acquired in December 2003.  On October 22, 2004, the Company acquired the land for $14,500,000 and therefore, no subsequent ground lease costs will be incurred.  Prior to the acquisition, the Company accounted for this lease as an operating lease.

                Interest expense increased by $3,305,958, or 62%, from the nine months ended September 30, 2003 to the same period of 2004.  This increase is due to the additional debt used to acquire the above-mentioned properties.

                The increase in depreciation and amortization expense of $5,584,637, 127.5%, is due to the increase in depreciable assets resulting from acquisitions and additional capital improvements, tenant improvements and leasing commissions for our current real estate investments.

                The impairment charges recognized in 2003 related to two of the properties in the Texas State Building portfolio; no additional charges have been recorded in 2004.

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

Liquidity and Capital Resources

Operating Activities

                Net cash flows provided by operations were approximately $7,701,000 for the nine months ended September 30, 2004.  This results primarily from the Company’s operating results adjusted for non-cash expenses and a general increase in our receivables in excess of the prior year period.  Cash flow from operations is the primary source to fund dividend payments, debt service and capital expenditures.

Investing Activities

                Net cash flows used in investing activities were approximately $67,741,000 for the nine months ended September 30, 2004, of which $59,984,000 was used to acquire Camelback Lakes, Hackberry View and Parkway Centre III, net of debt assumed.  The remainder is primarily composed of capital improvement, tenant improvement and leasing commission costs offset by the net proceeds from the sale of the Texas Bank Buildings of $4,049,000.

Financing Activities

Net cash flows provided by financing activities were approximately $61,125,000 for the nine months ended September 30, 2004.  Included in this amount is approximately $39,895,000 which represents the net proceeds from the March 2004 common stock offering; of this amount approximately $39,000,000 was immediately used to pay down the Company’s secured and unsecured credit facilities.  The Company subsequently recorded additions to mortgage loans and notes payable of approximately $61,500,000 related to Camelback Lakes, Hackberry View and Parkway Centre III properties.  The remainder of the change is primarily composed of scheduled principal payments on mortgage loans, dividend payments and payments into escrow accounts as required by certain lenders.

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

At September 30, 2004, the Company has two credit facilities with Fleet National Bank.  At September 30, 2004, there was $20,650,000 outstanding with $21,350,000 available under the Secured Fleet Facility and there was $10,000,000 outstanding with $20,000,000 available under the Unsecured Fleet Facility.  In October 2004, the Company’s Unsecured Fleet Facility was assumed by KeyBank (Unsecured KeyBank Facility). The amended Unsecured KeyBank Facility has a total borrowing capacity of $40,000,000 and matures November 12, 2007.  Available amounts under the Secured and Unsecured Credit Facilities will be used to acquire and improve new and existing properties, as well as for working capital.

Future Uses of Capital, Contractual Commitments and Off-Balance Sheet Arrangements

                The following table details the contractual obligations for scheduled maturities of mortgage loans and notes payable at September 30, 2004.  The Company acquired the land underlying its Greenhill Park office property in October 2004, and accordingly, will not incur ground lease charges in subsequent months.

For the years ended December 31,	Mortgage Loans and Notes Payable
2004	$741,421
2005	23,811,458
2006	17,416,022
2007 (1)	13,368,603
2008	38,171,976
Thereafter	108,802,706
Total	$202,312,186

(1)                In October 2004, KeyBank National Association assumed the Company’s Unsecured Line of Credit.  The amended facility has a capacity of $40,000,000 and a maturity date of November 12, 2007.

Interest Rate Information

                As of September 30, 2004, approximately 85% of the total mortgage loans outstanding are fixed rate loans with a weighted-average interest rate of 6.2% and 15% are variable rate loans with a weighted-average interest rate of 5.0%.

Debt Covenants

Certain of the Company’s debt instruments contain covenants common to that type of facility or borrowing, including financial covenants establishing minimum debt service coverage and maximum leverage ratios.  The Company was in compliance with all financial covenants pertaining to its debt instruments during the three months and nine months ended September 30, 2004.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions.  The Company believes that its critical accounting policies include those items described below.

Investment in Real Estate

Upon acquisition, the purchase price of a property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by SFAS No. 141 “Business Combinations.”  The allocation to land is based on an estimate of its fair value based on all available information, including appraisals.  The allocation to other intangible assets represents the value associated with the in-place leases, including leasing commission, legal and other related costs.  Also required by SFAS No. 141 is the creation of an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of acquisition.  This asset or liability is amortized over the life of the related in-place leases as an adjustment to revenue.

Investment in real estate is stated at cost.  Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Estimated Useful Lives
Land	Not depreciated
Buildings and improvements	20 to 40 years
Furniture, fixtures and equipment	5 to 7 years
Tenant improvements, tenant leasing commissions and other intangible assets	Average term of related leases

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                Our future earnings, cash flows and fair values relevant to financial instruments depend upon prevalent market rates for those financial instruments.  Market risk is the risk of loss from adverse changes in market prices and interest rates.  We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, dividends and other cash requirements.  The majority of our outstanding debt obligations have fixed interest rates which limit the risk of fluctuating interest rates.  At September 30, 2004, our interest rate risk only related to our $42,000,000 Secured Fleet Facility and our $30,000,000 Unsecured Fleet Facility, of which there was $20,650,000 and $10,000,000 outstanding, respectively.  In October 2004, the Company’s Unsecured Fleet Facility was assumed by KeyBank (Unsecured KeyBank Facility). The amended Unsecured KeyBank Facility has a total borrowing capacity of $40,000,000 and matures November 12, 2007.  Based on the amounts outstanding at September 30, 2004, the annual impact of a 1% change in interest rates would be approximately $306,500.

Item 4.    Controls and Procedures

                The Company carried out an evaluation under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2004.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.  There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

No changes.

Item 2.    Changes in Securities and Use of Proceeds

                Issuance of Equity Securities Upon Exercise of Warrants

During the three month period ended September 30, 2004, the Company issued 5,100 shares of common stock upon exercise of previously issued warrants.  The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Section 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

Purchase of Equity Securities

                Certain information regarding purchases made by or on behalf of the Company or any affiliate purchases (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended September 30, 2004, is provided below:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
July 2004	7,074	$6.11	7,074	N/A

(1)          On August 11, 2000, the Company’s Board of Directors approved the adoption of the Dividend Reinvestment Plan (the “Plan”).  Under the Plan, the Company is authorized to instruct the plan administrator to repurchase shares of its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company in order to offset some of all such shares issued pursuant to the Plan.  The Company announced the Plan in September 2000.  The Plan has no expiration date.

(2)          One million shares of Company common stock are registered for sale by the Company under the Plan.  The Plan has no limits as to the number of shares or dollar value that may be repurchased by the Company to satisfy the shares needed under the Plan.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

10.1         Mortgage note in the principal amount of $16,000,000 between AmeriVest Camelback Incorporated and Allstate Life Insurance Company of New York dated August 19, 2004.

10.2         Mortgage note in the principal amount of $5,000,000 between AmeriVest Camelback Incorporated and Allstate Life Insurance Company of New York dated August 19, 2004.

10.3         Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing between AmeriVest Camelback Incorporated, Chicago Title Insurance Company and Allstate Life Insurance Company of New York, dated August 19, 2004.

                                                31.     Certifications of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

                                                32.     Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

1.       Current report on Form 8-K dated August 25, 2004 (filed August 31, 2004).

2.       Current report on Form 8-K dated September 10, 2004 (filed September 15, 2004).

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIVEST PROPERTIES INC.

November 5, 2004
	By:	/s/ William Atkins
William Atkins
Chairman and Chief Executive Officer

	By:	/s/ Kathryn L. Hale
Kathryn L. Hale
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)