Form 10-K
period 2004-12-31
AMERIVEST PROPERTIES INC
filed 2005-03-16
CIK 927102

Use these links to rapidly review the document
TABLE OF CONTENTS
AMERIVEST PROPERTIES INCORPORATED INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14462

AMERIVEST PROPERTIES INC.
(Exact name of Registrant as Specified in Its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	84-1240264 (I.R.S. Employer Identification Number)
1780 South Bellaire Street, Suite 100 Denver, Colorado 80222 (Address of principal executive offices and zip code)
(303) 297-1800 (Registrant' telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None.
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Based on the closing price of the registrant's common shares on June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $125,478,000.

        At March 1, 2005, there were approximately 24,016,000 of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the issuer's definitive proxy statement for its 2005 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

        As used herein, "we", "us", "our" and "the Company" refer to AmeriVest Properties Inc., a Maryland corporation. We were incorporated in the State of Maryland in 1999. We are a fully-integrated, self-administered and self-managed Real Estate Investment Trust ("REIT") and primarily invest in and operate commercial office buildings in select markets and lease the commercial office buildings to small and medium size tenants. At December 31, 2004, we owned 30 properties, which included an aggregate of 2,732,957 square feet. The Company's core portfolio (which excludes assets in which less than 100% and smaller office buildings primarily leased to the State of Texas) included 16 properties totaling 2,450,854 square feet, at December 31, 2004, located in metropolitan Denver, Dallas, Phoenix and Indianapolis. We have elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if we distribute at least 90% of our taxable income and comply with a number of organizational and operational requirements.

Business Strategy

        Our primary business objective is to achieve sustainable long-term growth in cash flow and portfolio value to maximize shareholder value. We intend to achieve this objective by focusing our efforts on the acquisition, rehabilitation and development of multi-tenant office buildings with a targeted average smaller tenant size (generally between 2,000 and 4,000 square feet) in select cities.

        We believe that office space for small to medium size businesses is a large and underserved market. According to data compiled by the Office of Advocacy of the U.S. Small Business Administration, 89% of all U.S. businesses employed fewer than 20 employees. As a result, we believe that many businesses have office space requirements of no more than 4,000 square feet.

        Small to medium size businesses often have specific needs and limitations that are different from larger businesses. For example, small and medium size businesses generally cannot afford large corporate staffs to manage their office leasing requirements. These businesses have needs similar to larger firms, such as access to cutting edge technology, conference facilities, high quality telecommunications services and other amenities, but may not have a comparable budget. Our strategy is to focus on providing an office product targeted to this large market and its unmet needs in a cost effective manner. The key elements of our strategy are described below.

Provide a Superior, Consistent Product

        We provide amenities for the small and medium size businesses in our office properties that usually only larger companies would be able to obtain, such as conference rooms with the latest telecommunications and presentation equipment, high levels of common area and tenant finish, including well-designed, pre-built move-in ready space, and depending on the location, various other technology and service amenities that cater to smaller tenants. Upon acquisition, we evaluate the building's architectural design, common areas, technology and amenities relative to the needs of our targeted small business tenant. Based on the results of this evaluation, a design intent package and capital improvement budget is established for each acquisition which will dictate the improvements to be made to the property over the short and long term. Although the specific improvements and amenities are customized, all are designed to enhance the experience for the tenant.

        The design and technology features incorporated into some of our buildings include keyless entry card systems to allow secure access 24 hours a day to individual suites, surveillance camera systems, and common area conference rooms with the latest telecommunications and presentation equipment. Entry lobbies may feature touchpad electronic directories and, where possible, our buildings are engineered to provide control of heating and air conditioning in individual tenant suites. Many properties include a unique art program in common areas and corridors. Signage for tenant suites in many buildings allows for the tenant's individual logo to be incorporated on a common background. Many properties are wired to offer high speed voice and data service from multiple telecom providers. Over time we plan to add some of these and additional amenities to all of our buildings as market demand and capital constraints dictate.

Streamline the Leasing Process

        We provide our clients with a leasing philosophy that is designed to meet the unique needs of a small to medium size tenant with limited real estate expertise. We operate our multi-tenant buildings under a "no-hassle" leasing experience, using a simplified standard lease that has been designed to be sensitive to both tenant's and landlord's rights. The lease transaction starts with our rate matrix, a standardized menu of rental rates based on lease terms and market lease rates for our submarkets, which is revised by management periodically. This rate matrix reduces negotiating time and provides a reference point for lease negotiations. We also incorporate a high quality standard tenant finish package, greatly reducing the time to design and build out finished space. In some buildings, we build completely finished suites in varying sizes on a purely speculative basis. Our streamlined process greatly reduces negotiation and space planning time and allows the tenant to move into its space sooner and with less aggravation than is typical in the leasing process, reducing the lease transaction time and cost for the tenant and us.

Provide a High Level of Service

        We have developed and employ a positive, service-oriented mentality to our tenants. Our core buildings feature a local "Tenant Relations Advocate" whose job description is to interface regularly with all tenants and maximize tenant retention. The Tenant Relations Advocate is dedicated to tenant issues with a singular focus on tenant retention. The Tenant Relations Advocate personifies our service-oriented mentality and is available to resolve minor tenant service complaints before they develop into major issues.

        Our Tenant Relations Advocates work with team leaders for each region, who in turn report to a senior manager in our Denver headquarters, providing direct and regular feedback on tenant concerns. We believe that our customer-focused management will improve our tenant retention rates over the long-term.

Target Select Cities

        We have focused on employing our strategy in buildings or projects containing at least 100,000 square feet, within select cities where we hope to build meaningful multi-property portfolios. We target cities that possess enough total office square footage to offer the possibility of multiple acquisitions and liquidity in the event of a desired sale, a healthy number of small businesses and positive growth dynamics. Historically, in order to maximize management efficiencies, we have focused on markets in relatively close proximity to our headquarters in Denver, Colorado. Currently, we have defined our target markets as metropolitan Denver, Dallas, Phoenix and Indianapolis. As we grow, we plan to expand our radius to include cities within the United States and Canada that possess our desired characteristics.

        As a result of our focused strategy, we believe that our properties provide office space that is particularly attractive for small to medium size tenants. By executing on our strategy we believe we have been able to maintain high occupancy rates while still maintaining strong rent per square foot trends in our core markets.

Significant Transactions

2005 Transactions

        On March 15, 2005, the Company amended its Secured Facility and Unsecured Facility with KeyBank due to the Company not being in compliance with its leverage, interest coverage and fixed charge coverage covenants required by the Secured Facility. The amendment to the Secured Facility involved: (i) a waiver for the events of non-compliance, noted above, as of December 31, 2004, (ii) changes to the debt covenant calculations to set them at the same levels as those previously established for the Unsecured Facility, (iii) mandatory repayments of at least $2.5 million by July 1, 2005 and at least $10.0 million by September 1, 2005, (iv) removal of the revolving feature of the Secured Facility, and (v) the elimination of the obligation of the lender to make any further loans under the Secured Facility. The amendment to the Unsecured Facility involved: (i) a waiver for the events of non-compliance as of December 31, 2004 due to cross default provisions with the Secured Facility (ii) moving up the maturity date from November 12, 2007 to April 1, 2006, (iii) mandatory repayments of at least $5.0 million by September 2005 and at least $10.0 million by January 2006, (iv) removal of the revolving feature of the Unsecured Facility, (v) a requirement that any further borrowings, including borrowings to pay dividends, be subject to the approval of the lender in its sole and absolute discretion, (vi) a limitation on the incurrence of any other indebtedness by the Company without the prior written consent of the lender and (vii) a requirement that all net proceeds from a property sale, refinancing or other capital transaction be used to pay down any amounts outstanding.

        On March 9, 2005, the Company's Board of Directors suspended the payment of the common dividend for the first quarter of 2005. The Board determined that suspension of the dividend would maximize the Company's ability to complete a strategic transaction in a timely manner. (See "2004 Transactions" below.) The Board intends to review and consider the resumption of a dividend for the second quarter of 2005, or thereafter, based on a number of factors, including the completion of a strategic transaction or other significant capital event, such as refinancing or asset sales, the Company's financial results, capital resources and liquidity needs at that time.

        On March 2, 2005, the Company completed a Deed-In-Lieu Agreement to return our 13 non-core Texas State Buildings to the lender. The properties, consisting of 222,542 square feet, were leased primarily to various agencies of the State of Texas and are located in Temple, Clint, El Paso, Hempstead, Lubbock, Marshall, Columbus, Paris, Mission, Arlington, Bellville and Amarillo Texas. The buildings secured a loan in the amount of $5.6 million, bearing interest at 7.66% through August 1, 2028 and had a net book value of $5.2 million (excluding certain deposits maintained by the lender), subsequent to an impairment charge of $1.2 million recognized during the fourth quarter of 2004.

2004 Transactions

        On November 22, 2004, the Company announced that it had retained Bear, Stearns & Co., Inc. to assist our Board of Directors in undertaking a review of a broad range of strategic alternatives for the Company. These alternatives include identifying an institutional capital partner to assist in the Company's growth going forward, a sale or recapitalization of all or a portion of the Company's properties, the potential sale or merger of the Company, and other possible transactions designed to enhance shareholder value. With the assistance of Bear Stearns, the Board is evaluating the Company's strategic alternatives; however, such an evaluation may not result in a transaction of any kind.

        On November 12, 2004, the Company acquired the Hampton Court office building. Hampton Court is located in Dallas, Texas and contains approximately 108,200 square feet. The purchase price for Hampton Court was $16.3 million, which was funded with $8.4 million of cash and the assumption of a $7.9 million non-recourse five-year mortgage loan from a securitized lender.

        In October 2004, KeyBank National Association (KeyBank) assumed and amended the Company's unsecured credit facility (Unsecured Facility) from Fleet Bank of Boston, increasing the immediate availability from $30 million to $40 million, and modifying other terms. KeyBank also assumed our secured credit facility (Secured Facility). All references to the Secured Facility or Unsecured Facility prior to this date pertain to the previous agreement with Fleet.

        On October 25, 2004, the Company acquired the 5.2 acres of land underlying its Greenhill Park office property in Addison, Texas for $14.5 million in cash. The Greenhill Park building, purchased by the Company in December 2003, was subject to a ground lease with 80 years remaining on the term.

        On September 13, 2004, the Company acquired the Parkway Centre III office building. The Parkway Centre III is located in Plano, Texas and contains approximately 152,600 square feet. The purchase price of $23.4 million was funded with $5.5 million of cash and a $15.2 million non-recourse five-year mortgage. The remaining $2.7 million of acquisition funds came from tax-deferred exchange proceeds from the disposition of our Texas Bank Buildings in March 2004.

        On May 7, 2004, the Company acquired the Hackberry View office property located in Irving, Texas and contains approximately 114,600 square feet. The purchase price was $16.8 million, which was paid with approximately $12.2 million from the assumption of the existing first and second mortgage loans and the balance in cash.

        On March 16, 2004, the Company acquired the Camelback Lakes office building. Camelback Lakes is located in Phoenix, Arizona and contains approximately 203,000 square feet on 12.04 acres of land. The purchase price for Camelback Lakes was $32.0 million, which was paid with $21.0 million from our Secured Facility and the balance from our Unsecured Facility (see Item 2. Properties—Mortgage Loans, Notes Payable and Lines of Credit). In August 2004, the Company refinanced the property with $21.0 million of debt. The debt consists of two notes maturing in September 2014.

        On March 16, 2004, the Company sold its Texas Bank Buildings for $4.1 million. The four properties are located in Clifton, Georgetown, Henderson and Mineral Wells, Texas, contain an aggregate of 60,095 square feet and had an aggregate net book value of approximately $3.2 million at disposition.

2003 Transactions

        On December 4, 2003, the Company acquired the Greenhill Park office building. Greenhill Park is located in Addison, Texas and contains approximately 252,000 square feet. Greenhill Park was subject to a ground lease. See "2004 Transactions" for a discussion of the purchase of the land underlying the building. The purchase price for Greenhill Park was $10.5 million, which was paid with $5.3 million from the Secured Facility and the balance in cash from a portion of the proceeds from our 2003 public offering.

        On October 7, 2003, the Company acquired the Scottsdale Norte office building. Scottsdale Norte is located in Scottsdale, Arizona and contains approximately 79,000 square feet on 5.45 acres of land. The purchase price for Scottsdale Norte was $12.3 million, which was paid with $6.6 million from the assumption of the existing loan from Southern Farm Bureau Life Insurance Company and the balance in cash from a portion of the proceeds from our 2003 public offering.

        On September 10, 2003, the Company acquired the Financial Plaza office building. Financial Plaza is located in Mesa, Arizona and contains approximately 311,000 square feet on approximately 6.07 acres of land. The purchase price for Financial Plaza was $39.0 million, which was paid with $24.8 million from the assumption of the existing loan from Allstate Life Insurance Company and the balance in cash from a portion of the proceeds from our 2003 public offering.

        During 2003, the Company completed the construction of an approximately 18,000 square foot building adjacent to the existing Keystone Office Park in Indianapolis, Indiana for approximately $1.3 million. This building was constructed to accommodate the expansion needs of some of the existing tenants as well as market demand. The building opened for occupancy in August.

        On February 6, 2003, the Company acquired the Southwest Gas office building. The Southwest Gas Building is located in Phoenix, Arizona and contains approximately 148,000 square feet on 7.38 acres of land. The purchase price for the Southwest Gas Building was $17.0 million, which was paid with $11.9 million from the Secured Facility and the balance from a short-term loan from Fleet National Bank. This short-term loan was refinanced with the Unsecured Facility.

2002 Transactions

        On November 25, 2002, the Company acquired the Chateau Plaza office building. Chateau Plaza is located in Dallas, Texas and contains approximately 171,000 square feet on one acre of land. The purchase price for Chateau Plaza was $22.0 million, which was paid with $15.4 million from the Secured Fleet and the balance paid in cash from a portion of the proceeds from our 2002 public offering.

        On November 12, 2002, the Company acquired the Centerra office building. Centerra is located in Denver, Colorado and contains approximately 186,000 square feet on 1.15 acres of land. The purchase price for Centerra was $18.7 million, which was paid with $13.1 million from the Secured Facility and the balance paid in cash from a portion of the proceeds from our 2002 public offering.

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

        On September 5, 2002, the Company acquired the Parkway Centre II office building. Parkway Centre II is located in Plano, Texas and contains approximately 152,000 square feet on 6.4 acres of land. The purchase price for Parkway Centre II was $22.0 million, which was paid with $17.0 million from the assumption of the existing loan from J.P. Morgan Chase Commercial Mortgage Securities Corp. and the balance paid in cash from a portion of the proceeds from our 2002 public offering.

2001 Transactions

        On December 21, 2001, the Company acquired the Kellogg Building. The Kellogg Building is located in Littleton, Colorado and contains approximately 112,000 square feet on five acres of land. The purchase price for the Kellogg Building was $13.6 million, which was paid with $9.5 million from the proceeds of a loan from US Bank National Association and the balance paid in cash from a portion of the proceeds from our 2001 public offering.

        On December 6, 2001, the Company sold an 80% tenancy-in-common interest in the Panorama Falls building to a long-term investor affiliated with a large shareholder. Panorama Falls is located in Englewood, Colorado and contains approximately 60,000 square feet on six acres of land. The sales price for the interest in Panorama Falls was $4.9 million payable as follows: (i) $2.2 million to KeyBank National Association to pay down a portion of the mortgage loan, (ii) assumption of 80% of the remaining mortgage loan in the amount of $2.4 million, and (iii) the remainder of $304,268 in cash, less closing costs.

        On November 19, 2001, the Company acquired the Arrowhead Fountains office building. Arrowhead Fountains is located in Peoria, Arizona and contains approximately 96,000 square feet on five acres of land. The purchase price for Arrowhead Fountains was $12.8 million, which was paid with $9.3 million from the assumption of the existing loan from Nationwide Life Insurance Company and the balance paid in cash from a portion of the proceeds from our 2001 public offering.

        On October 23, 2001, the Company sold its office building in Odessa, Texas for $132,500. The sale resulted in a gain on sale of $12,747.

        On June 1, 2001, the Company sold the Giltedge office building in Appleton, Wisconsin for $3.7 million. The sale resulted in a gain on sale of approximately $1.1 million. The cash proceeds from this transaction of $458,030 were used to complete a tax-deferred exchange under Section 1031 of the Internal Revenue Code.

        On April 1, 2001, the Company acquired from Sheridan Investments, LLC, an affiliate, 100% of the ownership interests of Sheridan Plaza at Inverness, LLC. Sheridan Plaza at Inverness, LLC owns two office buildings (which are known as AmeriVest Plaza at Inverness) located in Englewood, Colorado containing approximately 119,000 square feet on 6.7 acres of land. The purchase price was $22.9 million and consisted of: (i) $705,135 for our 9.639% preferred membership interest in Sheridan Investments, LLC, the owner of all of the membership interests in Sheridan Plaza at Inverness LLC, which was transferred back to Sheridan Investments, LLC; (ii) $6.5 million paid with 1,057,346 shares of our common stock and the cash proceeds from the sale of the Giltedge building; (iii) assumption of the mortgage loan in the amount of $15.0 million; and (iv) assumption of other liabilities in the amount of $761,178.

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

2000 Transactions

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

        On August 31, 2000, we acquired Sheridan Center, a three-building office complex in southeast Denver, Colorado for $9.6 million. The buildings contain 141,008 square feet on 3.74 acres of land. Funds for closing included approximately $1.8 million held in escrow and on deposit as part of the tax-deferred exchange under Section 1031 of the Internal Revenue Code from the sale of the self-storage facilities, together with mortgage financing and a portion of the proceeds from our 2000 public offering.

        On August 25, 2000, we sold four self-storage facilities in the metropolitan Denver, Colorado area for $8.4 million. This sale resulted in a gain on sale of approximately $2.6 million. The net proceeds of approximately $1.8 million were used to complete a tax-deferred exchange under Section 1031 of the Internal Revenue Code for office building assets.

        On May 25, 2000, we acquired Panorama Falls for $5.9 million. Funds for closing included approximately $514,000 being held in escrow and on deposit as part of the tax-deferred exchange under Section 1031 of the Internal Revenue Code from the sale of the Broadway Property completed in December 1999, together with mortgage financing and short-term financing, which was partially repaid in August 2000 with proceeds from our 2000 public offering.

Competition

        The leasing of real estate is highly competitive. We compete for tenants in our markets primarily on the basis of property location, rents, services provided and the design and condition of improvements. In addition, we also experience competition when attempting to acquire or divest ownership in real estate, including competition from larger and better capitalized domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, partnerships and individual investors. This competition could limit our ability to lease our properties, increase or maintain rental rates, or secure attractive investment opportunities. We believe that our niche focus on multi-tenant office buildings with smaller average tenant sizes will improve our ability to compete in the marketplace.

Employees

        We currently employ approximately 60 individuals that provide real estate operations, leasing, financial and accounting, acquisition and marketing expertise. We consider our relationship with our employees to be good.

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

        After the acquisition of the Sheridan Center buildings in Denver, we embarked on an asbestos remediation program in accordance with applicable federal and state requirements, using licensed contractors to remove, wherever accessible or otherwise required, asbestos-containing materials in the buildings, including ceiling tiles, drywall joint compound, wood and metal fire doors, wall texture, mudded pipe elbows and valves, thermal systems insulation, floor tile and mastic and boiler insulation. Most of the remediation has been completed, except for one building, which is expected to be completed over the next few years as tenants vacate spaces, allowing access to the asbestos materials.

Additional Information and Code of Ethics

        Our website is http://www.AMVproperties.com. We make available free of charge, on or through our web site, our annual, quarterly, and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission. The reference to our web site does not incorporate by reference the information contained in the web site and such information should not be considered a part of this report. We have adopted a code of ethics and business conduct applicable to our Board and officers and employees. A copy of our code of ethics and business conduct is available through our web site. In addition, copies of the code of ethics and business conduct can be obtained, free of charge, upon written request to Investor Relations, 1780 South Bellaire Street, Suite 100, Denver, Colorado 80222.

Risk Factors

Our access to capital may be extremely limited and may affect our ability to execute our business plan.

        As a result of the amendments to our Secured Facility and Unsecured Facility entered into on March 15, 2005, our ability to borrow additional amounts under the Secured Facility has been terminated and our ability to incur additional borrowings under the Unsecured Facility is subject to the approval of the lender in its sole and absolute discretion. Moreover, the amendments to the Unsecured Facility restrict our ability to incur any additional indebtedness from any other party without the prior written consent of the lender. To the extent that we are unable to borrow additional funds, we may be unable to make any additional acquisitions of office properties and could be limited in our ability to fund tenant improvements or make other necessary or desirable portfolio capital expenditures unless we issue additional equity in the Company or sell one or more of our existing properties. In addition, we would be dependent upon cash flow from our operations to cover these capital expenditures and our corporate operating expenses. As a result, there can be no assurance that we will be able to execute our business plan, and our limited access to capital could have a material adverse effect on our financial condition and our operations.

Our decision to actively pursue strategic alternatives may affect our ability to execute our business plan, result in unanticipated costs, and distract management.

        On November 22, 2004, we announced that our Board of Directors would undertake a review of a broad range of strategic alternatives for the company, including the identification of an institutional capital partner to assist in the company's growth going forward, a sale or recapitalization of all or a portion of the company's properties, the potential sale or merger of the company and other possible transactions designed to enhance shareholder value. As of the date of this report, we are continuing to review and will pursue all viable strategic alternatives.

        As a result of our review, and any pursuit, of strategic alternatives, we face considerable uncertainty. This uncertainty may disrupt our business operations and may result in the loss of business opportunities we would otherwise pursue. Our management team may be distracted from the day-to-day operations of our business as a result of this uncertainty and some members of management may decide to leave their employment with us. This distraction or loss of services could have a material adverse effect on our operations. Finally, we have incurred and expect to continue to incur significant costs for financial, advisory, legal and other consulting services expended in reviewing and pursuing strategic alternatives.

Our variable rate debt subjects us to interest rate risk.

        At December 31, 2004, approximately $57.8 million, or 24%, of our total debt was at variable rates ranging from 275 to 350 basis points over LIBOR. The weighted-average interest rate on this variable rate debt was approximately 5.3% at December 31, 2004. At December 31, 2004, approximately $32.9 million of this debt was maturing in 2005 and the remaining $24.9 million matures in 2007 (see "Future Sources of Capital" for information on the amendments to the Secured and Unsecured Facilities). Increases in interest rates could increase our interest expense, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our stockholders.

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

        Our ability to pay dividends in the future depends on our ability to operate profitably and to generate cash from our operations in excess of debt service obligations and required capital expenditures. Because we have had to finance our growth, we have not been able to generate sufficient cash from our operations to cover all these obligations and have had to fund certain capital expenditures from external sources, including borrowings and equity offerings. The payment of dividends is in the sole discretion of our Board of Directors. On March 9, 2005, we suspended our dividend payment for the first quarter of 2005. Our Board will review and consider the resumption of a dividend on our common stock for the second quarter of 2005, or thereafter, based on a number of factors, including the completion of a strategic transaction or other significant capital event, such as a refinancing or asset sales, the Company's financial results, capital resources and liquidity needs at that time. We cannot assure you that we will be able to resume the payment of dividends or if resumed, to pay dividends consistently with historical payments. The amendments to our lines of credit described above precluded any further indebtedness without the consent of our lender for any purpose, including the payment of dividends.

Our debt level may have a negative impact on our income and our ability to pay dividends.

        We have incurred indebtedness in connection with the acquisition of our properties, and we may incur new indebtedness in the future in connection with our acquisition, development and operating activities. At December 31, 2004, we had approximately $236.6 million of long-term indebtedness, of which approximately $53.5 million in the aggregate is due in 2005 and 2006 (see "Future Sources of Capital" for information on the amendments to the Secured and Unsecured Facilities). As a result of our use of debt, we are subject to the risks normally associated with debt financing, including:

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

        We do not have a policy limiting the amount of debt that we may incur; however, our Secured Facility limits our total liabilities to 70% of gross assets, as calculated in accordance with the loan agreement. Our total liabilities to total market capitalization ratio was approximately 62% at December 31, 2004. Our leverage levels may make it difficult to obtain any additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. Our leverage levels also may adversely affect the market value of our stock if we are perceived as more risky than our peers.

Some of our buildings are subject to special income tax considerations, which could result in substantial tax liability upon their sale.

        If we sell any of our Sheridan Center buildings before 2006 (ten years after the original acquisition date of the property or the property exchanged for that property), we will be required to pay tax at the highest applicable corporate rate on the excess of the buildings' fair market value at the effective time of our REIT election over its adjusted basis at such time (or, if lesser, the excess of the fair market value of the building at the time of the sale over its adjusted basis at the time of the sale).

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

        Because we used proceeds from the sale of our Texas Bank Buildings to purchase Parkway Centre III in an exchange qualifying under Section 1031 of the Internal Revenue Code, we may also be required to hold Parkway Centre III until 2007 in order to avoid corporate tax on the appreciation of the exchanged property as of the effective date of our REIT election. If we are subject to tax on any such gain at the highest corporate rate, the amount of this corporate tax could be substantial. We may not have sufficient cash available to pay the corporate taxes resulting from the sale of these properties.

New developments and acquisitions may fail to perform as we expect.

        Over the last few years, we have focused our efforts on the acquisition and redevelopment of multi-tenant office buildings. Subject to the results of our strategic alternatives review and the availability of capital, we may continue to seek to selectively develop and acquire office properties. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. When we acquire a property, we often reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.

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

  •
  We may incur construction costs for a property that exceed our original estimates due to increased costs for materials or labor or other costs, such as asbestos or mold abatement, which we did not anticipate.

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

        We may make selected acquisitions outside our current market areas from time to time as appropriate opportunities arise. Our historical core experience is in metropolitan Denver, Dallas, Phoenix and Indianapolis, and we may not be able to operate successfully in other market areas new to us. We may be exposed to a variety of risks if we choose to enter into new markets. These risks include:

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

        Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war, whether in the United States or abroad, may result in declining economic activity and reduced demand for our properties. A decrease in demand would make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction or loss. We have obtained insurance coverage with respect to some of these risks. We cannot predict whether such coverage will actually cover such risks or whether the risks for which we obtained insurance will actually occur. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor obligations under their existing leases.

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

        Currently, our core properties are located in metropolitan Denver, Dallas, Phoenix and Indianapolis. Economic conditions in our local markets may significantly affect occupancy and rental rates. Occupancy and rental rates, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The economic condition of our local markets may depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance in that market. Local real estate market conditions may include a large supply of competing space, and we compete for tenants based on rental rates, attractiveness and location of a property, and quality of maintenance and management services.

We are subject to the credit risk of our tenants, which could result in lease payments not being made and a significant decrease in our revenues.

        Many of our tenants are small companies with nominal net worth. We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us. In particular, local economic conditions and factors affecting the industries in which our tenants operate may affect our tenants' ability to make lease payments to us. Moreover, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms if a tenant defaults on its lease. The loss of rental revenues from a number of our tenants may adversely affect our profitability and our ability to meet our financial obligations.

We may be unable to renew leases or re-lease space on a timely basis or on comparable or better terms, which could significantly decrease our revenues.

        A significant number of our leases on our 100%-owned properties, representing approximately 24% of our annualized lease revenue, expire on or before December 31, 2005. Current tenants may elect not to renew their leases upon the expiration of their terms. Alternatively, current tenants may attempt to terminate their leases prior to the expiration of their current terms. Many of our leases are for relatively short terms of a few years. If non-renewals or terminations occur, we may not be able to locate a qualified replacement tenant and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations. Moreover, the terms of a renewal or new lease may be less favorable than current lease terms. This may cause affected properties to be impaired.

Loss of a significant tenant could lead to a substantial decrease in our cash flow and an impairment of the value of our real estate.

        Although we target tenants seeking 2,000 to 4,000 square feet of office space, we may have several significant tenants from time to time, the loss of any of which could adversely affect our cash flow and may cause affected properties to be impaired.

        Chateau Plaza in Dallas, Texas is approximately 70% (120,607 square feet) leased to a single tenant, Dean Foods Company, under a direct lease through December 2005. However, the tenant has the option to terminate the lease upon eight months written notice. Should the tenant elect to terminate the lease early, it is obligated to pay a termination penalty equal to three months of the current base rent plus any unamortized tenant improvement and leasing costs. The loss of this tenant could adversely affect our cash flow until we are able to re-lease the vacated space. Our lease with Dean Foods Company accounts for approximately $2,820,000 of our annual revenue, based on their 2004 base rent and excludes any adjustments for straight-line rent or expense recoveries.

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

        We have a highly skilled management team and specialized workforce managing our properties. Although, in December 2004, we entered into change of control agreements with our Chief Executive Officer, President, Chief Financial Officer and Chief Investment Officer, we do not have employment agreements with any of our executive officers or key employees and, thus, any executive officer or key employee may terminate his or her relationship with us at any time.

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

        Furthermore, certain of our mortgage loans provide for penalties upon the early termination of the respective loan. This may restrict our ability to sell or refinance those properties.

We may suffer environmental liabilities that could result in substantial costs.

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

        After the acquisition of the Sheridan Center buildings, we embarked on an asbestos remediation program in accordance with applicable federal and state requirements, using licensed contractors to remove, wherever accessible or otherwise required, asbestos-containing materials in the buildings, including ceiling tiles, drywall joint compound, wood and metal fire doors, wall texture, mudded pipe elbows and valves, thermal systems insulation, floor tile and mastic and boiler insulation. Most of the remediation has been completed, except for one building, that is expected to be completed over the next few years as tenants vacate spaces, allowing access to the asbestos materials.

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

  •
  Business combination with interested stockholders.    The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuances of shares and other specified transactions, with an "interested stockholder" or its affiliates, for five years after the most recent date on which the interested stockholder became an interested stockholder and thereafter unless specified criteria are met.

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

        Other Maryland laws.    Maryland law also permits the Board of Directors, without stockholder approval, and even if contrary to a company's bylaws or charter, to classify the Board of Directors, require a two-thirds vote for the removal of directors and give the Board of Directors sole power to fill Board vacancies occurring for any reason.

There is a limited market for our common stock, which could hinder the ability of our stockholders to sell our shares.

        Historically, there has been limited trading volume for our common stock and, in the event that we issue preferred stock, there may be a limited trading volume for our preferred stock. Our equity market capitalization places us at the low end of market capitalization among all REITs. Because of our small market capitalization, most of our investors are individuals. We cannot assure you that the market for our securities will remain at current levels or expand. Due to our limited trading volume and small market capitalization, many investors may not be interested in owning our securities because of the inability to acquire or sell a substantial block of our stock at one time. This illiquidity could have an adverse effect on the market price of our securities. In addition, a stockholder may not be able to borrow funds using our securities as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. Any substantial sale of our securities could have a material adverse effect on the market price of our securities.

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

        In order to qualify as a REIT, we generally are required each year to distribute to our stockholders at least 90% of our REIT taxable income, excluding any net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year plus 95% of our capital gain net income for that year plus any undistributed taxable income from prior periods. On March 9, 2005, we suspended our dividend payment for the first quarter of 2005. Our Board will review and consider the resumption of a dividend on our common stock for the second quarter of 2005, or thereafter, based on a number of factors, including the completion of a strategic transaction or other significant capital event, such as a refinancing or asset sales, the Company's financial results, capital resources and liquidity needs at that time. However, we intend to make distributions to our stockholders to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. We may have to borrow funds on a short-term basis to meet the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax if differences in timing between taxable income and cash available for distribution exist. As noted above, we may not be able to borrow these funds. Additionally, any such borrowings may not be at favorable interest rates.

Adverse legislative or regulatory tax changes may affect the tax treatment of us or our stockholders.

        At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect our company or you, as a shareholder. For example, on May 28, 2003, the President signed into law tax legislation that reduced the federal tax rate on both dividends and long-term capital gains for individuals to 15% through 2008. Because REITs generally are not subject to corporate income tax, this reduced tax rate generally does not apply to ordinary REIT dividends, which continue to be taxed at the higher tax rates applicable to ordinary income. The 15% tax rate applies to:

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

        This law could be causing shares in non-REIT corporations to be a relatively more attractive investment to individual investors than shares in REITs. The legislation also could be having an adverse effect on the market price of our securities.

ITEM 2. PROPERTIES

        At December 31, 2004, we owned and operated 30 office properties which included an aggregate of 2,732,957 square feet. The Company's core portfolio (which excludes assets in which it owns less than 100% and smaller office buildings primarily leased to the State of Texas) included 16 properties totaling 2,450,854 square feet, at December 31, 2004, located in metropolitan Denver, Dallas, Phoenix and Indianapolis.

        The following table provides certain information about each of our office properties at December 31, 2004:

			December 31, 2004		December 31, 2003
Building/ Location	Year Acquired	Rentable Area(1)	Occupancy Rate(2)	Average Rent Per SF(3)	Occupancy Rate(2)	Average Rent Per SF(3)
Same Store—
Keystone Office Park Indianapolis, IN	1999/2003	114,822	76.8%	$17.69	86.4%	$17.71
Sheridan Center Denver, CO	2000	139,578	82.0%	15.94	82.7%	16.36
AmeriVest Plaza at Inverness Englewood, CO	2001	118,720	93.9%	21.03	91.3%	23.10
Arrowhead Fountains Peoria, AZ	2001	96,090	100.0%	21.85	100.0%	21.85
Kellogg Building Littleton, CO	2001	110,852	93.0%	19.56	85.8%	21.04
Parkway Centre II Plano, TX	2002	151,968	94.8%	19.01	95.4%	20.61
Centerra Denver, CO	2002	186,582	85.2%	18.09	72.9%	19.89
Chateau Plaza Dallas, TX	2002	171,294	99.5%	23.42	100.0%	22.70
Southwest Gas Building Phoenix, AZ	2003	146,048	87.1%	22.64	80.4%	22.10
Financial Plaza, Mesa, AZ	2003	310,838	83.0%	23.51	80.5%	23.02
Scottsdale Norte Scottsdale, AZ	2003	78,811	94.4%	22.74	80.9%	23.16
Greenhill Park Addison, TX	2003	247,264	77.0%	17.71	76.7%	18.84

	Subtotal	1,872,867	87.4%	$20.44	84.7%	$20.93

2004 Acquisitions—
Camelback Lakes Phoenix, AZ	2004	203,179	98.9%	$21.97	N/A	N/A
Hackberry View of Las Colinas Irving, TX	2004	114,598	100.0%	19.78	N/A	N/A
Parkway Centre III Plano, TX	2004	152,027	93.8%	20.94	N/A	N/A
Hampton Court Dallas, TX	2004	108,183	100.0%	21.13	N/A	N/A

	Subtotal	577,987	98.0%	$21.11	N/A	N/A

Joint Ventures—
Panorama Falls(4) Englewood, CO	2000	59,561	64.8%	$19.84	78.0%	$19.01

	Subtotal	59,561	64.8%	$19.84	78.0%	$19.01

Non-Core—
Texas Bank Buildings(5) Texas	1998	N/A	N/A	N/A	100.0%	$15.88
Texas State Buildings(6) Texas	1997/1998	222,542	77.1%	$9.06	76.8%	$9.00

	Subtotal	222,542	77.1%	$9.06	81.7%	$10.79

	Total	2,732,957	88.3%	$19.78	84.2%	$19.63

(1)
Includes office space but excludes storage, telecommunications and garage space.

(2)
Includes approximately 73,000 square feet (2.7% of total rentable area) that has been leased but is not yet occupied and approximately 28, 000 square feet (1.0% of total rentable area) that is leased but has been vacated. Excludes approximately 9,000 square feet (0.3% of total rentable area) that expired on or about December 31, 2004.

(3)
Annualized cash basis revenue divided by leased area.

(4)
20% of the property is owned by AmeriVest and 80% of the property is owned by one other investor as tenants in common. Beginning March 31, 2004, the balance sheet and results of operations for this property are included in the Company's consolidated financial statements.

(5)
These buildings were sold March 16, 2004.

(6)
On March 2, 2005, the Company completed a Deed-in-Lieu Agreement to return these properties to the lender.

        The following charts illustrate the geographic distribution of our 100%-owned core properties at December 31, 2004 by square footage:(1)

Figure 1—Geographic Distribution by Square Footage

(1)
Does not include Texas State Buildings or Panorama Falls.

        The following table categorizes the area leased to tenants of our 100%-owned core properties by industry at December 31, 2004:(1)

Industry	Percentage of Area
Wholesale trade and manufacturing	11.0%
Health care	10.1%
Consulting and business services	9.8%
Real estate	9.7%
Financial services—advisement and brokerage	7.3%
Financial services—mortgage	6.7%
Financial services—insurance	6.7%
Legal	6.5%
Computer systems and software	6.5%
Energy	5.8%
Travel, entertainment and food service	3.9%
Telecommunications	3.4%
Accounting	2.8%
Financial services—banking	2.6%
Other(2)	7.2%

(1)
Does not include Texas State Buildings or Panorama Falls.

(2)
Includes any industry that is less than 2% of total area.

Consolidated Lease Expirations

        The following schedule details the tenant lease expirations for our 100%-owned properties at December 31, 2004:(1)

Year	Number of Expiring Leases	Expiring Square Footage	Expiring Annual Revenue(2)	Percentage of Total Annual Revenue
2005	112	542,290	$10,911,933	23.9%
2006	102	319,957	6,044,542	13.2%
2007	110	460,815	9,370,199	20.5%
2008	63	234,456	4,645,345	10.2%
2009	56	328,665	7,042,497	15.4%
2010	28	262,297	4,853,171	10.6%
2011	10	70,272	1,389,027	3.0%
2012	4	48,185	1,050,633	2.3%
2013	—	—	—	—
2014	2	24,062	320,480	0.7%
2015	3	7,884	109,706	0.2%

Total	490	2,298,883	$45,737,533	100.0%

(1)
Excludes Panorama Falls, Kellogg Executive Suites and month-to-month tenants.

(2)
Represents the annual base rent and excludes any adjustments for straight-line rent or expense recoveries.

Portfolio by Lease Size(1)

Lease Size	Occupied Area	% of Occupied Area	Number of Leases	% of Total Leases
2,500 square feet and under	346,510	16.3%	259	54.1%
2,501 to 5,000 square feet	402,911	18.9%	114	23.8%
5,001 to 10,000 square feet	450,805	21.2%	65	13.6%
10,001 to 25,000 square feet	525,880	24.7%	33	6.9%
25,001 to 50,000 square feet	164,145	7.7%	5	1.0%
50,000 square feet and greater	235,980	11.2%	3	0.6%

	2,126,231	100.0%	479	100.0%

(1)
Excludes Texas State Buildings and Panorama Falls.

Description of Specific Properties

        At December 31, 2004, Financial Plaza was the only property whose book value was greater than or equal to 10% of our consolidated assets. A description of this property is set forth below.

Financial Plaza

        In September 2003, we acquired the Financial Plaza office building in Mesa, Arizona. The property is comprised of a 16-story office building, a 2-story retail building and a 5-story parking garage containing approximately 311,000 square feet on 6.07 acres of land. The parking garage contains approximately 1,000 spaces. Financial Plaza was built in 1986.

        Financial Plaza is a high-rise office asset in the Southeast Valley submarket, offering panoramic views of the Phoenix metropolitan area from its higher floors, high quality interior finishes and extensive exterior landscaping. The property has access to the Phoenix highway system via the nearby Superstition Freeway and to the many amenities of the Fiesta Mall, located across the street. Competition for Financial Plaza comes principally from a wide range of smaller properties of lesser quality located throughout the Southeast Valley, which compete on price, as well as two new comparable Class A properties, which are well leased at similar rates to Financial Plaza.

        Financial Plaza is leased to 45 tenants at base rental rates ranging from $20.50 to $27.35 per square foot. The average effective annual rent per square foot at December 31, 2004 was $23.51. Lease terms range from three to ten years.

        The occupancy rate for Financial Plaza was 83%, 81%, and 82% at December 31, 2004, 2003 and 2002, respectively. One tenant, an insurance company, occupies 10% or more of the rentable area. This tenant occupies 36,833 square feet, or approximately 12% of the building, under a direct lease through April 2005. This tenant is also responsible for its pro-rata share of operating expenses. The tenant does not intend to renew its lease and will be vacating the premises on or before April 30, 2005. We intend to implement our small tenant strategy, demising full floor single tenant space into smaller spaces which we believe will expedite the lease up of this vacant space.

        The following schedule details the tenant lease expirations for Financial Plaza at December 31, 2004:

Year	Number of Expiring Leases	Expiring Square Footage	Expiring Annual Revenue(1)	Percentage of Total Annual Revenue
2005	8	52,525	1,161,551	20.0%
2006	9	22,778	557,878	9.6%
2007	16	93,752	2,112,520	36.3%
2008	1	12,907	303,315	5.2%
2009	8	40,188	900,617	15.5%
2010	1	6,962	181,012	3.1%
2011	1	2,240	49,280	0.8%
2012	1	24,444	546,610	9.5%

Total	45	255,796	$5,812,783	100.0%

(1)
Represents the annual base rent and excludes any adjustments for straight-line rent or expense recoveries.

        For 2004, the real estate taxes for Financial Plaza were approximately $769,200 as determined by the Maricopa County Treasurer.

        Financial Plaza had a federal tax basis of $30.2 million at December 31, 2004. For federal income tax purposes, depreciation is computed using the straight-line method over a useful life of 39 years, for a depreciation rate of 2.56% per year. For financial reporting purposes, depreciation is determined and computed in accordance with generally accepted accounting principles.

        We hold fee simple title to this property. See "Mortgage Loans, Notes Payable and Lines of Credit" below for information regarding the financing of this property.

Property Improvements

        We currently intend to spend approximately $11.8 million for capital improvements, including tenant improvements, at our properties during 2005. This amount is in addition to amounts that will be expended for routine maintenance and repairs. This amount is to be funded from working capital, additional borrowing, the conversion of outstanding options and warrants, and the sale of additional equity securities.

Mortgage Loans, Notes Payable and Lines of Credit

        The Company has financed its properties with mortgage loans and other debt instruments, including the lines of credit, that were available to it. The following is a summary of the Company's outstanding mortgage loans and notes payable (including the unsecured line of credit), classified by interest type (fixed or variable) and in order of maturity, at December 31, 2004 and 2003:

		2004			2003
Lender	Mortgaged Property at December 31, 2004	Maturity Date	Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)
Fixed Rate
Teachers Insurance and Annuity Association of America	AmeriVest Plaza at Inverness	1/10/2006	$14,412,347	7.90%	$14,572,888	7.90%
GEMSA	Hampton Court	11/1/2007	7,900,000	5.48%	—	—
Greenwich Capital Financial Products	Parkway Centre II Centerra Southwest Gas Building	10/1/2008	38,115,018	5.13%	38,876,849	5.13%
Metropolitan Life Insurance Company	Parkway Centre III	9/10/2009	15,154,645	4.47%	—	—
Allstate Life Insurance Company	Financial Plaza	10/5/2010	24,173,324	5.25%	24,669,760	5.25%
Southern Farm Bureau Life Insurance Company	Scottsdale Norte	4/1/2011	6,568,596	7.90%	6,625,460	7.90%
J.P. Morgan Chase	Hackberry View—1st	9/1/2012	11,424,345	6.57%	—	—
J.P. Morgan Chase	Hackberry View—2nd(2)	9/1/2012	967,654	8.00%	—	—
Teachers Insurance and Annuity Association of America	Sheridan Center Arrowhead Fountains Kellogg Building	1/1/2013	28,852,678	7.40%	29,309,686	7.40%
Allstate Life Insurance Company	Camelback—1st	9/5/2014	15,928,449	5.82%	—	—
Allstate Life Insurance Company	Camelback—2nd	9/5/2014	4,977,640	5.82%	—	—
Security Life of Denver Insurance Company	Keystone Office Park—1st	5/1/2022	4,236,333	8.00%	4,334,828	8.00%
Security Life of Denver Insurance Company	Keystone Office Park—2nd	5/1/2022	474,284	8.63%	485,638	8.63%
Transatlantic Capital Company, LLC(3)	Texas State Buildings	8/1/2028	5,579,891	7.66%	5,660,436	7.66%

		Subtotal	$178,765,204	6.14%	$124,535,545	6.39%

Variable Rate
KeyBank National Association— $42 million Senior Secured Line of Credit(4)	Chateau Plaza Greenhill Park	11/12/2005	$32,900,000	4.96%	$18,470,020	3.90%
KeyBank National Association— $40 million Unsecured Line of Credit(4)	Unsecured	11/12/2007	24,857,063	5.63%	15,149,725	5.17%

		Subtotal	$57,757,063	5.25%	$33,619,745	4.47%

Other Notes Payable
Lease Capital Corporation	Phone system	10/31/2007	$64,124	11.11%	$82,371	11.11%

		Subtotal	$64,124	11.11%	$82,371	11.11%

Liabilities—held for sale
Jefferson Pilot	Texas Bank Buildings	5/1/2013	—	—	1,296,049	9.00%

		Total	$236,586,391	5.92%	$159,533,710	6.01%

(1)
Interest only, does not include amortization of deferred financing costs or any fees.

(2)
The amount recorded reflects a net present value calculation based on a fair market value rate of 8%. The actual loan balance assumed was $697,847 at an interest rate of 15%.

(3)
On March 2, 2005, the Company completed a Deed-in-Lieu Agreement to return these properties to the lender.

(4)
In October 2004, KeyBank assumed the secured line of credit (Secured Facility) and unsecured line of credit (Unsecured Facility) from Fleet National Bank (Fleet). All references to the Secured Facility or Unsecured Facility prior to this date pertain to the previous agreement with Fleet. See "Significant Transactions—2005 Transactions" for information on the amendments to the Secured and Unsecured Facilities.

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

        At the present time, all but one of our existing investments in real estate properties are held through direct ownership. Generally, we intend to hold our properties for the long term. However, we may sell properties when we believe the economic benefits, including the income tax consequences, warrant such action. Our long-term view is to focus on multi-tenant office buildings in select cities and dispose of non-core assets and property types when economically and operationally feasible.

        Although we have no formal policy as to the allocation of assets among our investments, we generally intend to limit investment in a single property to a maximum of 25% of our total assets. We expect to fund future development and acquisitions, if any, utilizing funds from additional indebtedness, future offerings of our securities, sale or exchange of existing properties, and retained cash flow. In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income, which does not include net capital gains. This requirement may impair our ability to use retained cash flow for future acquisitions.

Financing Policies

        Subject to the results of our strategic alternatives review and the availabilty of capital, we may seek to make additional investments in properties and may incur indebtedness to make those investments or to meet the distribution requirements imposed by the REIT provisions of the Internal Revenue Code of 1986, as amended, to the extent that cash flow from our operations, investments and working capital is insufficient. Additional indebtedness incurred by us may be secured by part or all of our real estate properties. Our Board of Directors has placed no limitations on the number or amount of secured indebtedness or mortgages that may be placed on any one of our properties, however, our Secured Facility limits our total liabilities to 70% of gross assets, as calculated in accordance with the loan agreement.

        Secured indebtedness incurred by us may be in the form of purchase money obligations to the sellers of properties, or publicly or privately placed debt instruments or financing from banks, institutional investors or other lenders. This indebtedness may be recourse to all or any part of our assets, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by us may be used for, among other things, refinancing existing indebtedness, financing development and acquisition of properties, financing renovation or redevelopment of properties, the payment of dividends, and working capital. As noted above, the amendments to our lines of credit described above preclude any further indebtedness without the consent of our lender for any purpose, including the payment of dividends.

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

ITEM 3. LEGAL PROCEEDINGS

        Except as described below, we are not presently subject to material litigation, nor to our knowledge is any material litigation threatened against us.

        On June 14, 2001, a lawsuit was filed in the District Court, Hidalgo County, Texas against Innerarity Austin, Inc., a Nevada corporation, and our AmeriVest Properties Texas, Inc. subsidiary, by Laura Smith alleging that the defendants were negligent and breached various duties in allowing our Mission, Texas building to be contaminated with airborne contaminants while leasing the premises to the plaintiff's employer, the Texas Department of Human Services. Innerarity Austin, Inc. was the previous owner of the property. The plaintiff alleges that due to the acts and omissions of the defendants, she has suffered serious and some permanent injuries and severe physical and mental pain. The plaintiff seeks monetary and other relief, including exemplary damages, in excess of $50,000, and pre-judgment and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled. We have been advised that this lawsuit has now been settled with our insurance carrier; however, the terms of that settlement are not known as of the date of this report.

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

        We are party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

        Our common stock has traded on the American Stock Exchange under the symbol "AMV" since January 27, 2000.

        The table below presents the range of high and low sale prices for our common stock during each of the quarters indicated, as reported by the American Stock Exchange, and the cash dividends per share paid with for the periods indicated:

	High	Low	Dividend Per Share
2003:
First Quarter	$6.55	$5.66	$0.130
Second Quarter	$6.65	$5.85	$0.130
Third Quarter	$6.75	$6.11	$0.130
Fourth Quarter	$7.21	$6.50	$0.130
2004:
First Quarter	$7.64	$6.40	$0.130
Second Quarter	$6.93	$5.48	$0.130
Third Quarter	$6.89	$5.84	$0.130
Fourth Quarter	$7.30	$6.20	$0.130

        On March 1, 2005, the closing sale price for our common stock was $6.36 per share, as reported by the American Stock Exchange. On March 1, 2005, there were approximately 8,400 stockholders of AmeriVest, consisting of approximately 300 holders of record. The information concerning beneficial owners is based on information provided by brokers and depositories who hold shares in their names on behalf of others.

        Due to the suspension of the common dividend (see "Dividend Policy" below), the closing price for our common stock on March 10, 2005 was $5.38. Based on the common shares outstanding at December 31, 2004, our equity market capitalization was $129.0 million at March 10, 2005.

Dividend Policy

        For tax purposes, the above distributions represent an approximate 88% and 44% return of capital in 2004 and 2003, respectively. In order to maintain our qualification as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income, excluding capital gains. Since our initial public offering in November 1996, until the first quarter of 2005, we paid a dividend each quarter.

        On March 9, 2005, the Company's Board of Directors suspended the payment of the common dividend for the first quarter of 2005. The Board determined that suspension of the dividend will maximize the Company's ability to complete a strategic transaction in a timely manner. The Board intends to review and consider the resumption of a dividend for the second quarter of 2005, or thereafter, based on a number of factors, including the completion of a strategic transaction or other significant capital event, such as refinancing or asset sales, the Company's financial results, capital resources and liquidity needs at that time and ongoing negotiations with the Company's bank group.

Recent Sales of Unregistered Securities

        During 2004, we issued shares of common stock that were not registered under the Securities Act of 1933 in the following transactions:

        We issued a total of 92,753 shares of common stock upon exercise of stock. The issuance of these shares of common stock was made pursuant to an exemption from registration in accordance with Section 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

        We issued 101,062 shares of common stock upon exercise of previously issued warrants. The issuance of these shares of common stock was made pursuant to an exemption from registration in accordance with Section 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

Purchase of Equity Securities

        Certain information regarding purchases made by or on behalf of the Company or any affiliate purchases (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended December 31, 2004, is provided below:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan(2)
October 2004	6,711	$6.71	6,711	N/A

(1)
On August 11, 2000, the Company's Board of Directors approved the adoption of the Dividend Reinvestment Plan (the "Plan"). Under the Plan, the Company is authorized to instruct the plan administrator to repurchase shares of its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company in order to offset some of all such shares issued pursuant to the Plan. The Company announced the Plan in September 2000. The Plan has no expiration date.

(2)
One million shares of Company common stock are registered for sale by the Company under the Plan. The Plan has no limits as to the number of shares or dollar value that may be repurchased by the Company to satisfy the shares needed under the Plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ending December 31, 2000 to 2004. The data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes that have been included or incorporated by reference in this Form 10-K.

	Years Ended December 31,
	2004	2003	2002	2001	2000
Operations Summary:
Rental revenue	$45,075,225	$28,793,825	$15,293,973	$9,864,835	$6,204,054
Property operating expense—
Operating expenses	13,476,493	7,822,693	3,740,903	2,787,690	1,931,553
Real estate taxes	5,829,535	3,639,508	1,548,763	1,055,268	582,552
General and administrative fees	4,370,403	3,526,097	1,755,104	677,845	772,461
Interest expense	12,443,610	7,747,017	4,016,457	3,047,398	2,027,137
Depreciation and amortization	14,387,431	6,892,207	3,233,259	2,117,827	1,083,551
Impairment of investment in real estate	1,160,000	1,465,932	275,000	326,113	—
Loss from continuing operations	(6,915,873)	(2,301,279)	(642,893)	(147,306)	(193,200)
Total other income/(loss)	325,186	18,517	98,224	117,709	3,066
Gain on sale	—	—	—	1,156,445	2,556,839
Income/(loss) before discontinued operations	(6,590,687)	(2,282,762)	(544,669)	1,126,848	2,366,705
Discontinued operations	687,735	302,342	387,395	361,645	310,019
Net income/(loss)	(5,902,952)	(1,980,420)	(157,274)	1,488,493	2,676,724
Per Share Data:
Income/(loss) per common share—basic	$(0.26)	$(0.13)	$(0.02)	$0.32	$1.07
Income/(loss) per common share—diluted	$(0.26)	$(0.13)	$(0.02)	$0.31	$1.07
Common share cash dividends paid	$0.52	$0.52	$0.52	$0.52	$0.50
Weighted average shares outstanding—basic	22,348,811	14,686,369	9,341,608	4,680,719	2,492,584
Weighted average shares outstanding—diluted	22,348,811	14,686,369	9,341,608	4,801,307	2,495,919
Financial Position:
Net investment in real estate	$330,813,749	$223,894,406	$144,987,138	$80,846,900	$38,993,259
Total assets	347,953,689	240,500,462	157,183,587	88,021,284	42,363,797
Secured mortgage loans and notes payable, excluding discontinued operations	211,729,328	143,087,936	104,716,860	56,953,687	26,591,911
Unsecured line of credit	24,857,063	15,149,725	—	—	—
Total liabilities	252,903,717	170,396,055	113,287,787	63,024,299	31,005,294
Total shareholders' equity	93,469,915	70,104,407	43,895,800	24,996,985	11,358,503
Other Data:
Net cash flows provided by (used in):
Operating activities	$11,869,797	$10,650,918	$5,427,045	$3,263,765	$2,517,784
Investing activities	(94,453,601)	(56,062,593)	(50,312,422)	(24,671,608)	(15,005,789)
Financing activities	82,965,879	44,570,694	46,084,588	21,480,222	13,076,645

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the financial condition and results of operations of AmeriVest as of and for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements contained in the Annual Report on Form 10-K.

Executive Summary

        We are a REIT which owns and operates commercial office buildings in select markets catering to small and medium size businesses. At December 31, 2004, we owned 30 properties totaling 2,732,957 square feet. The Company's core portfolio (which excludes assets it owns less than 100% and smaller office buildings primarily leased to the State of Texas) included 16 properties totaling 2,450,854 square feet, at December 31, 2004, located in metropolitan Denver, Dallas, Phoenix and Indianapolis. We generate revenue primarily through the rental of office space at our properties. Key factors that affect our business and financial results are as the follows:

  •
  the current economic environment in metropolitan Denver, Dallas, Phoenix and Indianapolis;

  •
  the occupancy rates at our properties;

  •
  the rental rates on our properties;

  •
  tenant improvement and leasing costs incurred to obtain or retain tenants; and

  •
  the extent of early lease termination and any lease termination fees.

        In November 2004, the Company announced that it had retained Bear, Stearns & Co., Inc. to assist our Board of Directors in undertaking a review of a broad range of strategic alternatives for the Company. These alternatives include identifying an institutional capital partner to assist in the Company's long-term growth plans, a sale or recapitalization of all or a portion of the Company's properties, the potential sale or merger of the Company, and other possible transactions designed to enhance shareholder value. With the assistance of Bear Stearns, the Board is evaluating the Company's strategic alternatives; however, such an evaluation may not result in a transaction of any kind. Due to the uncertainty surrounding the strategic direction of the Company, actual outcomes and results may differ materially from what is expressed, forecasted, or implied.

Results of Operations

Same Store Property Results

        The Company defines the Same Store population as properties that were fully operating during each respective comparison period. We believe the same store comparison is helpful as it demonstrates the population's performance on a year-over-year basis. We have seven properties in our same store population for the twelve months ended December 31, 2004 as compared to the same period in 2003. The financial results from these properties, as well as the occupancy and average rent per square foot are as follows:

	Twelve months ended December 31,
	2004	2003	Change	% Change
Real Estate Operating Revenue
Rental revenue	$19,938,153	$19,834,615	$103,538	0.5%
Real Estate Operating Expenses
Property operating expenses—
Operating expenses	5,334,853	5,007,279	(327,574)	(6.5)%
Real estate taxes	2,523,671	2,641,773	118,102	4.5%

Total property operating expenses	7,858,524	7,649,052	(209,472)	(2.7)%

Net Operating Income	$12,079,629	$12,185,563	$(105,934)	(0.9)%
Average rent per sq. foot at December 31,	$19.91	$20.84	$(0.93)	(4.5)%
Occupancy at December 31,	92.2%	88.9%	3.3%

        During 2004, same store portfolio occupancy increased from 88.9% to 92.2%; however, the average rent on the new leases was, in many cases, less than the average rent on existing leases, resulting in a decline in average rent per square foot of 4.5%.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

        We increased our revenues and expenses significantly by adding approximately 578,000 square feet, or 21%, to our portfolio through the acquisition of four properties during 2004, combined with the inclusion of the operations of our 2003 acquisitions for a full year. For a discussion regarding the acquired properties, see "Item 1, 2004 and 2003 Transactions." The following represent our operating results for 2004 and 2003:

	2004	2003	Change
REAL ESTATE OPERATING REVENUE
Rental revenue	$45,075,225	$28,793,825	$16,281,400
REAL ESTATE OPERATING EXPENSES
Property operating expenses—
Operating expenses	13,476,493	7,822,693	5,653,800
Real estate taxes	5,829,535	3,639,508	2,190,027
General and administrative expenses	4,370,403	3,526,097	844,306
Interest expense	12,443,610	7,747,017	4,696,593
Depreciation and amortization expense	14,387,431	6,892,207	7,495,224
Impairment of investment in real estate	1,160,000	1,465,932	(305,932)
Other expenses	323,626	1,650	321,976

Total operating expense	51,991,098	31,095,104	20,895,994

LOSS FROM CONTINUING OPERATIONS	(6,915,873)	(2,301,279)	(4,614,594)
OTHER INCOME/(LOSS)
Interest income	87,016	73,470	13,546
Equity in loss of affiliate	(18,076)	(54,953)	36,877
Minority interest	256,246	—	256,246

Total other income	325,186	18,517	306,669

LOSS BEFORE DISCONTINUED OPERATIONS	(6,590,687)	(2,282,762)	(4,307,925)
DISCONTINUED OPERATIONS	687,735	302,342	385,393

NET LOSS	$(5,902,952)	$(1,980,420)	(3,922,532)

        Rental revenue—Rental revenue increased by approximately $16.3 million, or 57%, in 2004 as compared to 2003. Approximately $6.8 million of the increase is due to the inclusion of the operating results from the 2004 acquisitions (Camelback Lakes, Hackberry View, Parkway Centre III and Hampton Court) and approximately $8.8 million is due to the inclusion of the 2003 acquisitions (Southwest Gas Building, Greenhill Park, Scottsdale Norte and Financial Plaza) for a full year in 2004 versus a partial year in 2003. Approximately $536,000 of the remaining increase is due to the consolidation of Panorama Falls due to the adoption of FIN 46R whereby its operations are included with those of the Company beginning March 31, 2004. We anticipate that rental revenues will continue to increase in 2005 due to the 2004 acquisitions and improved occupancy and more favorable rental rates; however, a portion of any rental revenue increase will be offset by rental rate roll down in expiring leases.

        The total portfolio occupancy was 88.3% at December 31, 2004 as compared to 84.2% at December 31, 2003. This increase is primarily due to the 2004 acquisitions, which were 98% occupied at December 31, 2004, and accounted for 2.6% of the increase in occupancy.

        Property operating expenses—Property operating expenses (operating expenses, real estate taxes, and ground lease expense) increased by approximately $7.8 million, or 68%, in 2004 as compared to 2003. Approximately $2.5 million of the increase is due to the inclusion of the 2004 acquisitions and approximately $4.3 million is due to the 2003 acquisitions operating for a full year in 2004 versus a partial year in 2003. In addition, of the remaining increase, $470,000 of the increase is due to the ground lease expense on Greenhill Park and approximately $320,000 is due to the consolidation of Panorama Falls in 2004. Real estate taxes, which are the largest component of property operating expenses, increased from approximately $3.6 million in 2003 to approximately $5.8 million in 2004, both of which represent approximately 13% of revenue. The 2004 and 2003 acquisitions represent approximately $2.1 million of the increase. Based on our experience, upon acquisition, a property is often reassessed by the local municipalities at the purchase price and real estate taxes increase accordingly. While the Company utilizes outside property tax consulting firms to protest the valuations of any properties that are deemed to be overvalued, it records the actual expense in the year incurred with any amounts refunded to the Company through this process recorded when realized.

        During the latter half of 2003 and first quarter of 2004, the Company hired regional personnel in the Denver, Dallas and Phoenix markets. The Company believes it is important to its strategy to self-manage its properties with experienced management in the local markets. The Company focuses on the control of operating expenses; however, we anticipate that operating expenses will continue to increase in 2005. This increase will be partially offset by the decrease in ground lease expense, due to the acquisition of the Greenhill Park land subject to the ground lease in October 2004.

        General and administrative expenses—General and administrative expenses increased approximately $844,000, or 24%, in 2004 as compared to 2003. Approximately $500,000 of the increase is related to audit, legal and consulting fees primarily incurred by the Company's efforts to comply with the Sarbanes-Oxley Act of 2002. The remainder of the increase is principally due to the addition of corporate personnel hired during the latter half of 2003 and in 2004 to support the continued growth of the Company. These increases are partially offset by approximately $170,000 in severance incurred during 2003, which did not occur in 2004. The Company anticipates a slight decrease in general and administrative expenses during 2005 primarily due to lower fees related to Sarbanes-Oxley compliance.

        Interest expense—Interest expense increased approximately $4.7 million, or 61%, in 2004 as compared to 2003. The increase is primarily due to the borrowings the Company incurred for acquisitions during 2004 and late-2003 and the $6.5 million increase in capital and tenant improvements during 2004 as compared to 2003 for which the Company borrowed on the Unsecured Facility. The increase in interest expense is also attributable to higher interest rates on the Company's lines of credit during 2004. During 2004, the Company increased the capacity of the Unsecured Facility from $30.0 million to $40.0 million and replaced the facility fee with a one-time commitment fee that is being amortized into interest expense over the life of the loan agreement.

        Depreciation and amortization—Depreciation and amortization increased approximately $7.5 million, or 109%, in 2004 as compared to 2003. The increase in depreciation was a result of our acquisitions during 2004 and 2003. The Company also anticipates an increase of approximately $3.5 million in depreciation and amortization for 2005 due to the recent acquisitions. Furthermore, the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", which, among other things, requires an allocation of the purchase price of a property to an intangible asset representing the value associated with the in-place leases, has had and will continue to have a significant impact on the Company's depreciation and amortization expense as additional properties are acquired. The intangible assets are amortized over the remaining life of the in-place leases which generally range from 24 to 55 months.

        Impairment of investment in real estate—The $1.2 million impairment recorded during the twelve months ended December 31, 2004 relates to certain of the Texas State Buildings located in Lubbock, El Paso, Temple, Bellville, Columbus, Hempstead, Mission, Arlington, Marshall, and Amarillo, Texas (the Company previously recognized impairments on the remaining two buildings in Clint and Paris, Texas—see below). Impairment charges recorded on the Texas State Building portfolio reduced the total net book value to the properties' total estimated fair value of $5.2 million, excluding certain deposits maintained by the lender. The Company calculated the estimated fair value using probability-weighted forecasted cash flows. Subsequent to year-end, the Company entered into negotiations with the lender to return the properties in lieu of the debt balance. This transaction was completed in March 2005.

        Other expense—The $322,000 increase in other expense is due to costs, such as non-refundable earnest money deposits and legal costs, which were previously capitalized in connection with anticipated acquisitions. These pursuits were terminated during the fourth quarter of 2004 and all capitalized costs associated with these acquisitions were expensed.

        Discontinued operations—In March 2004, the Company sold its Texas Bank Buildings for $4.1 million and recognized a net gain of $574,000. In accordance with SFAS No. 144, the Company has classified the operations of these properties, as well as the gain on disposition, as discontinued operations.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

        We increased our revenues and expenses significantly by adding approximately 783,000 square feet to our portfolio through the acquisition of four properties during 2003, combined with the inclusion of the operations of our 2002 acquisitions for a full year.

	2003	2002	Change
REAL ESTATE OPERATING REVENUE
Rental revenue	$28,793,825	$15,293,973	$13,499,852
REAL ESTATE OPERATING EXPENSES
Property operating expenses—
Operating expenses	7,822,693	3,740,903	4,081,790
Real estate taxes	3,639,508	1,548,763	2,090,745
General and administrative expenses	3,526,097	1,746,184	1,779,913
Advisory and capital projects fees	—	1,367,380	(1,367,380)
Interest expense	7,747,017	4,016,457	3,730,560
Depreciation and amortization expense	6,892,207	3,233,259	3,658,948
Impairment of investment in real estate	1,465,932	275,000	1,190,932
Other expenses	1,650	8,920	(7,270)

Total operating expense	31,095,104	15,936,866	15,158,238

LOSS FROM CONTINUING OPERATIONS	(2,301,279)	(642,893)	(1,658,386)
OTHER INCOME/(LOSS)
Interest income	73,470	164,519	(91,049)
Equity in loss of affiliate	(54,953)	(66,295)	11,342

Total other income	18,517	98,224	(79,707)

LOSS BEFORE DISCONTINUED OPERATIONS	(2,282,762)	(544,669)	(1,738,093)
DISCONTINUED OPERATIONS	302,342	387,395	(85,053)

NET LOSS	$(1,980,420)	$(157,274)	(1,823,146)

        Rental revenue—Rental revenue increased by approximately $13.5 million, or 88%, in 2003 as compared to 2002. Approximately $5.6 million of the increase is due to the inclusion of the operating results from the 2003 acquisitions (Southwest Gas, Financial Plaza, Scottsdale Norte and Greenhill Park) and approximately $8.5 million is due to the inclusion of the operating results from the 2002 acquisitions (Parkway Centre II, Centerra and Chateau Plaza) for a full year in 2003 versus a partial year in 2002. Offsetting these increases is a decrease of approximately $480,000 due to a 1% decline in our same store properties occupancy rate combined with a weak rental market, which negatively impacted rental revenue. A majority of the decline in the existing portfolio was experienced in the Denver market where the soft economy forced some tenants to downsize or go out of business. The remaining decrease of approximately $218,000 was due to the loss of the tenant, an agency of the State of Texas, at our Paris, Texas property in December 2002.

        The total portfolio occupancy rate was 84.2% at December 31, 2003, a decline from 88.0% at December 31, 2002. This decrease is primarily attributable to the 2003 acquisitions, which were approximately 79% occupied at year end, however, the above-mentioned 1% decline in our existing portfolio occupancy rate also contributed to the overall decline in occupancy.

        Property operating expenses—Property operating expenses increased by approximately $6.2 million, or 117%, in 2003 as compared 2002. Approximately $2.2 million of the increase is due to the inclusion of the 2003 acquisitions and approximately $3.6 million is due to the inclusion of the 2002 acquisitions for a full year in 2003. The remainder of the increase was experienced in our same store properties and non-core properties. The main components of the additional expense consisted of increases in real estate taxes, utilities and regional property management personnel. Real estate taxes increased from approximately $1.6 million, or 10% of revenue, in 2002 to approximately $3.7 million, or 12% of revenue, in 2003.

        General and administrative expenses—General and administrative expenses increased by approximately $1.8 million, or 102%, in 2003 as compared to 2002. To support the continued growth of the Company, we continued to incur additional general and administrative expenses, including salary, consulting, legal and accounting costs. Included in 2003 were charges of approximately $258,000 in compensation expense for bonuses to our Chief Executive Officer, Chief Operating Officer and Chief Investment Officer as provided by the Company's 2003 Long-Term Incentive Plan, approximately $170,000 in severance expense to our former Chief Financial Officer and approximately $125,000 in recruiting fees related to corporate and regional hires.

        Advisory and capital projects fee—The advisory and capital projects fees expense recognized in 2002 represents the fees earned by SRA, in accordance with the Advisory Agreement, for 2002 property acquisitions and as provided for in the Termination of Advisory Agreement we executed with SRA. Effective January 1, 2002, the Advisory Agreement was amended whereby certain SRA employees became our employees and as a result, the advisory and capital project fees were expensed. Prior to January 1, 2002, these fees were capitalized. Additionally, due to the termination of the Advisory Agreement effective November 1, 2002 whereby all remaining SRA employees became our employees, these fees have been eliminated. Beginning November 1, 2002, the salaries of these additional employees are included in general and administrative expenses.

        Interest expense—Interest expense increased by approximately $3.7 million, or 93%, in 2003 as compared to 2002. Of this increase, approximately $1.1 million relates to mortgage loans on the 2003 acquisitions and approximately $2.0 million relates to mortgage loans on the 2002 acquisitions held for an entire year in 2003. In addition, approximately $610,000 of the increase is due to the refinancing of the Sheridan Center, Arrowhead Fountains and Kellogg Building variable rate loans with a weighted average rate of 4.5% with a fixed rate portfolio loan with a fixed rate of 7.4%. Although the refinancings have negatively impacted our results, we believe it was the proper course of action to have our long-term assets financed with long-term, fixed rate debt, which provides more stability and certainty. The increase in interest expense is also attributable to the interest and fees related to the short-term loan, which was used in the acquisition of the Southwest Gas Building and later refinanced with the Unsecured Fleet Facility.

        Depreciation and amortization—The increase in depreciation and amortization expense is due to the increase in depreciable assets resulting from the above-mentioned acquisitions.

        Impairment of investment in real estate—During 2003, the Company recorded a $335,000 impairment charge for a 12,979 square foot building in Clint, Texas and a $1.1 million impairment charge for a 33,312 square foot building in Paris, Texas. Both properties had been previously leased to agencies of the State of Texas. The Clint building had been vacant since November 2001 and the Paris building had been vacant since December 2002. The Company recorded a $275,000 impairment charge related to the Clint property in 2002. The Company arrived at the estimated fair values using a combination of the property tax assessment values, values estimated by the our property tax consulting firms and local real estate brokers.

Liquidity and Capital Resources

        Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants, and the level of operating and other expenses. Our net cash provided by operating activities has been a significant source of liquidity to help fund debt service, capital improvements, tenant improvements and leasing costs for operating properties as well as distributions to our shareholders. Until our evaluation of strategic alternatives is competed, we do not plan to make any new acquisitions.

        On March 15, 2005, the Company amended its Secured Facility and Unsecured Facility with KeyBank due to the Company not being in compliance with its leverage, interest coverage and fixed charge coverage covenants required by the Secured Facility. The amendment to the Secured Facility involved: (i) a waiver for the events of non-compliance, noted above, as of December 31, 2004, (ii) changes to the debt covenant calculations to set them at the same levels as those previously established for the Unsecured Facility, (iii) mandatory repayments of at least $2.5 million by July 1, 2005 and at least $10.0 million by September 1, 2005, (iv) removal of the revolving feature of the Secured Facility, and (v) the elimination of the obligation of the lender to make any further loans under the Secured Facility. The amendment to the Unsecured Facility involved: (i) a waiver for the events of non-compliance as of December 31, 2004 due to cross default provisions with the Secured Facility (ii) moving up the maturity date from November 12, 2007 to April 1, 2006, (iii) mandatory repayments of at least $5.0 million by September 2005 and at least $10.0 million by January 2006, (iv) removal of the revolving feature of the Unsecured Facility, (v) a requirement that any further borrowings, including borrowings to pay dividends, be subject to the approval of the lender in its sole and absolute discretion, (vi) a limitation on the incurrence of any other indebtedness by the Company without the prior written consent of the lender and (vii) a requirement that all net proceeds from a property sale, refinancing or other capital transaction be used to pay down any amounts outstanding.

        On March 9, 2005, our Board suspended the payment of the common dividend for the first quarter of 2005. The Board determined that suspension of the dividend will maximize the Company's ability to complete a strategic transaction in a timely manner. The Board intends to review and consider the resumption of a dividend for the second quarter of 2005, or thereafter, based on a number of factors, including the completion of a strategic transaction or other significant capital event, such as refinancing or asset sales, the Company's financial results, capital resources and liquidity needs at that time.

        A material adverse change in our net cash provided by operating activities may affect our ability to fund the items listed above and may affect the financial performance covenants under our lines of credit. If we fail to meet our financial performance covenants and to reach a satisfactory resolution with our lenders, our lines of credit could become unavailable to us or the interest charged on the line of credit could increase. Any of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs and development costs.

Operating Activities

        Net cash flows provided by operations increased $1.2 million, or 11%, in 2004 as compared to 2003 and $5.2 million, or 96%, in 2003 as compared to 2002. These increases are primarily due to the inclusion of the operations from property acquisitions. See "Results of Operations" for a more complete discussion of factors impacting our operating performance.

Investing Activities

        Net cash flows used in investing activities increased $38.4 million, or 69%, in 2004 as compared to 2003 and $5.8 million, or 11%, in 2003 as compared to 2002. These increases are primarily due to the properties that were acquired during the period and the related capital improvement, tenant improvement and leasing commission costs incurred by the Company relating to the 2003 and 2002 acquisitions. During 2004, the increase was partially offset by net proceeds from the sale of the Texas Bank Buildings of approximately $4.0 million.

Financing Activities

        Net cash flows provided by financing activities increased $38.4 million, or 86%, in 2004 as compared to 2003. The increase is primarily due to an increase in net borrowings to finance our property acquisitions and proceeds from common stock offerings, which were partially used to pay down the Company's secured and unsecured credit facilities. The remainder of the change is primarily composed of scheduled principal payments on mortgage loans, dividend payments and payments into escrow accounts as required by certain lenders.

        Net cash flows provided by financing activities decreased $1.5 million, or 3%, in 2003 as compared to 2002. The change is primarily due to: (i) greater loan pay downs from an increase in proceeds from our common stock offering in 2003, (ii) increased dividend payments due to an increase in the number of shares outstanding which resulted from the mid-2002 and 2003 stock offerings, and (iii) increased payments into escrow accounts as required by certain lenders.

Future Sources of Capital

        The following table summarizes future minimum base rent to be received under non-cancelable tenant leases at December 31, 2004 for the Company's commercial properties expiring each year over the next five years (excludes the Texas State Buildings, see "Significant Transactions—2005 Transactions"):

	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years	Total
Minimum Rents	$40,052,000	$54,210,000	$27,495,000	$8,965,000	$130,722,000

        In January 2004, the Company filed a shelf registration statement under which the Company could potentially raise up to $200 million through the issuance of common stock or preferred stock. At December 31, 2004, there was approximately $157 million available in shelf registered securities. The proceeds from those issuances, if any, would be used to acquire and improve new and existing properties, repay borrowings under our lines of credit or other loans and for working capital and general corporate purposes.

        The Company has two credit facilities: a $42.0 million senior secured revolving line of credit with KeyBank (Secured Facility), and a $40.0 million unsecured revolving line of credit with KeyBank (Unsecured Facility). At December 31, 2004, the Unsecured Facility had a maturity date of November 2007. At December 31, 2004, there was $32.9 million outstanding under the Secured Facility and $24.9 million outstanding under the Unsecured Facility.

        As noted above, as a result of the amendments to our Secured Facility and Unsecured Facility, our ability to borrow additional amounts under the Secured Facility has been terminated and our ability to incur additional borrowings under the Unsecured Facility is subject to the approval of the lender in its sole and absolute discretion. Moreover, the amendments to the Unsecured Facility restrict our ability to incur any additional indebtedness from any other party without the prior written consent of the lender. To the extent that we are unable to borrow additional funds, we may be unable to make any additional acquisitions of office properties and could be limited in our ability to fund tenant improvements or make other necessary or desirable portfolio capital expenditures unless we issue additional equity in the Company or sell one or more of our existing properties. In addition, we would be dependent upon cash flow from our operations to cover these capital expenditures and our corporate operating expenses. As a result, there can be no assurance that we will be able to execute our business plan, and our limited access to capital could have a material adverse effect on our financial condition and our operations.

        Subject to the results of its strategic alternatives review and the availability of capital, the Company may seek to acquire additional properties. In order to do so, we will try to utilize current sources of debt financing and possibly incur additional debt and/or obtain additional equity capital. The issuance of such securities or increase in debt to acquire additional properties, of which there is no assurance, could adversely affect the amount of cash available to pay dividends to stockholders. Due to the unknown outcome of the Company's search for strategic alternatives, it is unclear whether we will be able to effectively access the public equity markets or incur additional debt at attractive rates.

Future Uses of Capital, Contractual Commitments and Off-Balance Sheet Arrangements

        The following table summarizes the Company's contractual commitments related to our debt outstanding at December 31, 2004:

	2005	2006	2007 and 2008	2009 and thereafter	Total
Secured mortgage loans and notes payable(1)	$36,061,458	$17,416,022	$49,435,177	$108,816,671	$211,729,328
Unsecured line of credit(1)	—	—	24,857,063	—	24,857,063

Total	$36,061,458	$17,416,022	$74,292,240	$108,816,671	$236,586,391

(1)
See "Future Sources of Capital" for information on the amendments to the Secured and Unsecured Facilities.

Debt Covenants

        Certain of its mortgage lenders require the Company to comply with certain debt covenants as described in the specific loan documents, including the loan-to-value ratio, the interest coverage ratio, the fixed charge coverage ratio and the dividend payout ratio. At December 31, 2004, the Company was not in compliance with any of its debt covenants as required by the Secured and Unsecured Facilities, due to cross default provisions. As previously noted, the Company received a waiver from KeyBank National Association with respect to this event of non-compliance with these covenants for the year ended December 31, 2004. As a result of the amendments to the Secured and Unsecured Facilities, the Company believes that it will be able to comply with the revised covenants based on the 2005 budgeted results of operations. In addition, the Company believes it will meet its obligations under the mandatory repayments on the Secured and Unsecured Facilities by either: (i) completing a strategic transaction, which may include a sale or recapitalization of all or a portion of the Company's assets or a merger of the Company; (ii) obtaining additional financing by refinancing certain assets, or (iii) issuing equity. If the Company is unable to raise sufficient capital for the mandatory repayments, or if we are unable to remain in compliance with our debt covenants, the bank could accelerate and demand repayment of outstanding amounts based on the terms of the amended facilities agreements. If this were to occur, the Company may not be able to meet its obligations under the accelerated repayment obligations.

Inflation

        Management believes that inflation should not have a material adverse effect on our operations. Our office leases require the tenants to pay increases in operating expenses should any inflationary pressures materialize.

New Accounting Principles

        In December, 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67". This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to specify that guidance relating to (a) incidental operations (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 152 will have a material impact on our financial position, net earnings or cash flows.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets". This Statement amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial position, net earnings or cash flows.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB No. 25, "Accounting for Stock Issued to Employees". The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. We do not believe that the adoption of SFAS 123R will have a material impact on our financial position, net earnings or cash flows.

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

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. Set forth below is a summary of the accounting policies management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

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

Income Taxes

        The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to distribute to our shareholders 90% of our taxable income. Therefore, no provision for Federal income taxes is required. If the Company fails to distribute the required amount of income to our shareholders, or fails to meet other REIT requirements, we may fail to qualify as a REIT and substantial adverse tax consequences may result.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risk exposure is to changes in interest rates as a result of our secured and unsecured lines of credit. At December 31, 2004, we had $236.6 million of mortgage loans and notes payable (including our lines of credit), or approximately 58% of total market capitalization based on the common share price at December 31, 2004. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. At December 31, 2004, approximately 76% of our outstanding debt was subject to fixed rated with a weighted average interest rate of 6.1%. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

        The table below provides information about our liabilities that are sensitive to changes in interest rates as of December 31, 2004. As the table incorporates only those exposures that existed as of December 31, 2004, it does not consider those exposures or positions which could arise after that date (in thousands).

	2005	2006	2007	2008	2009	Thereafter	Total Balance	Estimated Fair Value(1)
Interest rate sensitive liabilities:
Unsecured line of credit	$—	$—	$24,857	$—	$—	$—	$24,857	$24,857
Average nominal interest rate(2)	—	—	5.63%	—	—	—	—	—
Secured line of credit	$32,900	$—	$—	$—	$—	$—	$32,900	$32,900
Average nominal interest rate(2)	4.96%	—	—	—	—	—	—	—
Mortgages payable:
Fixed rate debt	$3,161	$17,416	$11,269	$38,167	$15,644	$93,172	$178,829	$182,425
Average nominal interest rate(2)	6.04%	7.54%	5.62%	5.20%	4.74%	6.57%	—	—

(1)
The estimated fair value for each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing interest rates (obtained from third-party financial institutions) on currently available on debt instruments with similar terms and features.

(2)
Reflects the weighted-average nominal interest rate on the liabilities outstanding during each period, giving effect to principal payments and final maturities during each period, in any.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Balance Sheets as of December 31, 2004, 2003 and 2002, and our Statements of Operations, Shareholder's Equity and Cash Flows for each of the years in the three-year period ended December 31, 2004 and Schedule III—Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, registered public accounting firm, are included under Item 15 of this Form 10-K and are incorporated herein by reference. Selected quarterly financial data is presented in Note 12 of our audited financial statements in this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        a.     Evaluation of our Disclosure Controls. As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

        b.     Changes in internal control over financial reporting. The Company carried out an evaluation under the supervision and with participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. There was no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        c.     The Sarbanes-Oxley Act of 2002 (the "Act") imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Company's internal controls over financial reporting and for our independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45 day extension, therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed in April 2005. During 2004 and 2005, we have spent considerable time and resources analyzing, documenting and testing our system of internal controls.

ITEM 9B.    OTHER INFORMATION

        On March 16, 2005, the Company entered into a First Amendment to the Unsecured Facility with Key Bank and a Third Amendment to the Secured Facility with Key Bank, copies of which are provided as Exhibit 10.12E and Exhibit 10.12F to this Form 10-K, respectively, and are incorporated herein by reference.

        On March 15, 2005, in connection with the Company's review of strategic alternatives, the Board approved the formation of a special committee composed of all five of the independent directors. Each committee member shall be entitled to receive (whether or not a proposed transaction is agreed to or consummated), in his or her capacity as such, a fee in the amount of $25,000 ($50,000 in the case of the lead outside director) to be paid on the earlier of (i) the date of the consummation of a proposed transaction or (ii) the date of termination or cessation of all discussions with respect to any proposed transaction, plus a $500 fee per committee meeting that such member attends.

        On March 15, 2005 the Board approved increases of $10,000 in base salary for Kathryn Hale, Chief Financial Officer, from $150,000 to $160,000, and for John Greenman, Chief Investment Officer, from $210,000 to $220,000, each effective January 1, 2005.

        In September 2004, the Board of Directors approved the AmeriVest Properties Inc. Deferred Compensation Plan for Directors and Executives, a copy of which is provided as Exhibit 10.17 to this Form 10-K and incorporated herein by reference. A description of the Deferred Compensation Plan is presented in Note 10 of our audited financial statements in this Form 10-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by Item 10 is incorporated by reference to the description under the section entitled "Directors and Executive Officers" of our definitive proxy statement for the 2005 annual meeting of our stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by Item 11 is incorporated by reference to the description under the section entitled "Executive Compensation" of our definitive proxy statement for the 2005 annual meeting of our stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by Item 12 is incorporated by reference to the description under the section entitled "Directors and Executive Officers Beneficial Owners of Securities and Equity Compensation Plan Information" of our definitive proxy statement for the 2005 annual meeting of our stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by Item 13 is incorporated by reference to the description under the section entitled "Transactions Between AmeriVest and Related Parties" of our definitive proxy statement for the 2005 annual meeting of our stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by Item 14 is incorporated by reference to the description under the section entitled "Ratification of Relationship with Public Accountants" of our definitive proxy statement for the 2005 annual meeting of our stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

        The following documents are filed as part of this report:

    (a)
    Financial Statements and Schedule:

    1.
    Financial Statements

        See Index to Financial Statements and Schedule on page 45 of this report, which is incorporated by reference.

      2.
      Financial Statement Schedule:

        See Schedule III on page S-1 of this report, which is incorporated herein by reference.

        All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

      3.
      Exhibits

        See Index to Exhibits on page 47 of this report, which is incorporated herein by reference.

    (b)
    Reports on Form 8-K:

      The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

      1.
      Form 8-K, filed October 26, 2004 (Items 1.01 and 2.03 regarding amendments to the Company's Unsecured Revolving Credit Facility).

      2.
      Form 8-K, filed December 1, 2004 (Item 8.01 regarding announcement of exploration of strategic alternatives).

      3.
      Form 8-K, filed December 10, 2004 (Item 1.01 regarding announcement of change of control agreements with certain executives).

    (c)
    Exhibits:

      The exhibits required by Item 601 of Registration S-K are listed in the Index to Exhibits on page 47 of this Form 10-K, which is incorporated herein by reference.

AMERIVEST PROPERTIES INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTNING FIRM

The Board of Directors
AmeriVest Properties Inc.:

        We have audited the accompanying consolidated balance sheets of AmeriVest Properties Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVest Properties Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado March 16, 2005

AMERIVEST PROPERTIES INCORPORATED

Consolidated Balance Sheets

	December 31,
	2004	2003
ASSETS
Investment in real estate
Land	$58,338,781	$28,838,214
Buildings and improvements	256,128,341	184,519,890
Furniture, fixtures and equipment	1,451,152	799,730
Tenant improvements	15,157,570	6,144,440
Tenant leasing commissions	3,101,178	1,061,160
Intangible assets	23,019,763	11,468,120
Assets—held for sale (net of $672,244 of accumulated depreciation)	—	3,196,877
Less: accumulated depreciation and amortization	(26,383,036)	(12,134,025)

Net investment in real estate	330,813,749	223,894,406
Cash and cash equivalents	1,859,660	1,477,585
Escrow deposits	7,726,652	5,778,427
Investment in affiliate	—	1,364,032
Due from related party	—	3,371,526
Due from affiliate	—	262,347
Accounts receivable	671,251	296,377
Deferred rents receivable	3,430,609	1,401,455
Deferred financing costs, net	2,927,696	2,301,043
Prepaid expenses and other assets	524,072	353,264

Total assets	$347,953,689	$240,500,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Secured mortgage loans and notes payable	$211,729,328	$143,087,936
Unsecured line of credit	24,857,063	15,149,725
Liabilities—held for sale	—	1,296,049
Accounts payable and accrued expenses	4,524,282	2,736,657
Accrued real estate taxes	4,486,712	3,169,183
Prepaid rents, deferred revenue and security deposits	4,190,202	2,694,335
Dividends payable	3,116,130	2,262,170

Total liabilities	252,903,717	170,396,055

Minority interest	1,580,057	—

Shareholders' equity:
Preferred stock, $0.001 par value
Authorized: 5,000,000 shares
Issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 75,000,000 shares
Issued and outstanding: 23,982,233 and 17,401,309 shares, respectively	23,982	17,401
Capital in excess of par value	132,585,840	91,706,371
Distributions in excess of accumulated earnings	(39,139,907)	(21,619,365)

Total shareholders' equity	93,469,915	70,104,407

Total liabilities and shareholders' equity	$347,953,689	$240,500,462

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INCORPORATED

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003	2002
Real Estate Operating Revenue:
Rental revenues	$45,075,225	$28,793,825	$15,293,973
Real Estate Operating Expenses:
Property operating expenses—
Operating expenses	13,476,493	7,822,693	3,740,903
Real estate taxes	5,829,535	3,639,508	1,548,763
General and administrative expenses	4,370,403	3,526,097	1,746,184
Advisory fee	—	—	1,367,380
Interest expense	12,443,610	7,747,017	4,016,457
Depreciation and amortization expense	14,387,431	6,892,207	3,233,259
Impairment of investment in real estate	1,160,000	1,465,932	275,000
Other expenses	323,626	1,650	8,920

Total operating expenses	51,991,098	31,095,104	15,936,866

Loss from continuing operations	(6,915,873)	(2,301,279)	(642,893)

Other Income/(Loss):
Interest income	87,016	73,470	164,519
Equity in loss of affiliate	(18,076)	(54,953)	(66,295)
Minority interest	256,246	—	—

Total other income	325,186	18,517	98,224

Loss before discontinued operations	(6,590,687)	(2,282,762)	(544,669)
Discontinued operations	687,735	302,342	387,395

Net loss	$(5,902,952)	$(1,980,420)	$(157,274)

Loss per Share:
Basic	$(0.26)	$(0.13)	(0.02)

Diluted	$(0.26)	$(0.13)	(0.02)

Weighted Average Common Shares Outstanding:
Basic	22,348,811	14,686,369	9,341,608

Diluted	22,348,811	14,686,369	9,341,608

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2004, 2003 and 2002

	Common Stock			Distributions in Excess of Accumulated Earnings
			Capital in Excess of Par Value
	Shares	Amount			Total
Balance at December 31, 2001	6,682,259	$6,682	$31,132,650	$(6,142,347)	$24,996,985
Issuance of common stock:
Public offering, net of offering costs	4,140,000	4,140	22,744,898	—	22,749,038
Acquisition of land	52,893	53	319,947	—	320,000
Property improvements	21,114	21	117,373	—	117,394
Warrants exercised	54,150	54	270,696	—	270,750
Stock options exercised	60,000	60	270,756	—	270,816
Dividend Re-Investment Plan (DRIP)	47,196	47	269,830	—	269,877
Equity-based compensation	2,648	3	15,730	—	15,733
Issuance of incentive warrants	—	—	61,095	—	61,095
Amortization of incentive warrants	—	—	44,508	—	44,508
Dividends declared	—	—	—	(5,063,122)	(5,063,122)
Net loss	—	—	—	(157,274)	(157,274)

Balance at December 31, 2002	11,060,260	11,060	55,247,483	(11,362,743)	43,895,800
Issuance of common stock:
Public offering, net of offering costs	5,750,000	5,750	33,261,703	—	33,267,453
Warrants exercised	495,045	495	2,474,730	—	2,475,225
Stock options exercised	33,247	33	163,015	—	163,048
DRIP	49,081	49	297,936	—	297,985
Equity-based compensation	13,676	14	261,504	—	261,518
Dividends declared	—	—	—	(8,276,202)	(8,276,202)
Net loss	—	—	—	(1,980,420)	(1,980,420)

Balance at December 31, 2003	17,401,309	17,401	91,706,371	(21,619,365)	70,104,407
Issuance of common stock:
Public offering, net of offering costs	6,325,000	6,325	39,889,104	—	39,895,429
Warrants exercised	101,062	101	103,949	—	104,050
Stock options exercised	92,753	93	477,106	—	477,199
DRIP	12,281	12	82,196	—	82,208
Equity-based compensation	49,828	50	327,114	—	327,164
Dividends declared	—	—	—	(11,617,590)	(11,617,590)
Net loss	—	—	—	(5,902,952)	(5,902,952)

Balance at December 31, 2004	23,982,233	$23,982	$132,585,840	$(39,139,907)	$93,469,915

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,902,952)	$(1,980,420)	$(157,274)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization expense	14,522,578	7,023,923	3,362,508
Impairment of investment in real estate	1,160,000	1,465,932	275,000
Gain on sale of real estate	(574,276)	—	—
Amortization of deferred financing costs	753,097	515,318	189,755
Write-off of unamortized deferred financing costs	150,518	29,843	135,258
Equity in loss of unconsolidated affiliate	18,076	54,953	66,295
Minority interest	(256,246)	—	—
Equity-based compensation	327,164	261,518	60,241
Changes in assets and liabilities—
Accounts receivable	(357,055)	(9,686)	95,989
Deferred rent receivable	(2,155,256)	(729,718)	(297,345)
Prepaid expenses and other assets	(170,808)	121,501	(33,306)
Accounts payable and accrued expenses	1,679,614	1,402,037	1,070,280
Other accrued liabilities	2,675,343	2,495,717	659,644

Net cash flows provided by operating activities	11,869,797	10,650,918	5,427,045

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate, net	(82,562,817)	(47,858,472)	(45,402,628)
Capital expenditures	(5,337,601)	(4,148,526)	(3,259,528)
Tenant improvements	(8,629,344)	(3,322,017)	(1,191,800)
Leasing commissions	(1,956,139)	(688,809)	(165,362)
Deposits on real estate acquisitions	—	—	(170,000)
Proceeds from sale, net of closing costs	4,049,229	—	—
Ending cash balance of newly consolidated affiliate	92,732	—	—
Amounts paid to unconsolidated affiliate	(109,661)	(44,769)	(123,104)

Net cash flows used in investing activities	(94,453,601)	(56,062,593)	(50,312,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to mortgage loans and notes payable	119,514,225	110,899,725	60,589,117
Payments of mortgage loans and notes payable	(63,677,529)	(88,985,672)	(30,971,098)
Payment of deferred financing costs	(674,194)	(1,602,297)	(971,035)
Net proceeds from common stock offering	39,895,429	33,267,453	22,749,038
Net proceeds from exercising of options and warrants	581,249	1,588,273	541,566
Net change in escrow deposits	(1,948,225)	(3,442,908)	(1,662,306)
Dividends paid	(10,725,076)	(7,153,880)	(4,190,694)

Net cash flows provided by financing activities	82,965,879	44,570,694	46,084,588

NET CHANGE IN CASH AND CASH EQUIVALENTS	382,075	(840,981)	1,199,211
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,477,585	2,318,566	1,119,355

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,859,660	$1,477,585	$2,318,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,782,906	$6,841,482	$3,763,091

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Mortgage loans assumed	$20,395,685	$31,380,000	$17,000,000
Common stock issued to the DRIP	$82,208	$297,985	$269,877
Common stock issued for improvements of real estate	$—	$—	$117,394

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 1—ORGANIZATION

        AmeriVest Properties Inc. is incorporated under the laws of the State of Maryland. The Company is a fully integrated, self-administered and self-managed real estate investment trust (REIT), which is principally engaged through our subsidiaries in owning, managing, leasing and acquiring commercial office space. The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants. At December 31, 2004, we owned and operated, through our wholly-owned subsidiaries, the following properties:

Property	Location
AmeriVest Plaza at Inverness	Englewood, CO
Arrowhead Fountains	Peoria, AZ
Camelback Lakes	Phoenix, Arizona
Centerra	Denver, CO
Chateau Plaza	Dallas, TX
Financial Plaza	Mesa, AZ
Greenhill Park	Addison, TX
Hackberry View	Irving, Texas
Hampton Court	Dallas, TX
Kellogg Building	Littleton, CO
Keystone Office Park	Indianapolis, IN
Parkway Centre II	Plano, TX
Parkway Centre III	Plano, TX
Scottsdale Norte	Scottsdale, AZ
Sheridan Center	Denver, CO
Southwest Gas Building	Phoenix, AZ
Panorama Falls(1)	Englewood, CO
Texas State Buildings(2)	Texas

(1)
20% of the property is owned by the Company, 80% of the property is owned by one other investor as tenants in common.

(2)
At December 31, 2004, 11 of these 13 buildings were leased primarily to various agencies of the State of Texas. The buildings are located in Lubbock, El Paso, Clint, Temple, Bellville, Columbus, Hempstead, Mission, Arlington, Marshall, Amarillo and Paris, Texas. The Company disposed of these buildings March 2, 2005. See Note 15 for details on the transaction.

        On November 22, 2004, the Company announced that it had retained Bear, Stearns & Co., Inc. to assist our Board of Directors in undertaking a review of a broad range of strategic alternatives for the Company. These alternatives include identifying an institutional capital partner to assist in the Company's growth going forward, a sale or recapitalization of all or a portion of the Company's properties, the potential sale or merger of the Company, and other possible transactions designed to enhance shareholder value. With the assistance of Bear Stearns, the Board is evaluating the Company's strategic alternatives; however, such an evaluation may not result in a transaction of any kind.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements include the consolidated operations of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. For our joint venture in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make decisions about the entity's activities based on the term of the joint venture agreement which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entity with debt and whether to dispose of the entity. We would also consolidate a joint venture if we own less than a 100% equity interest if we are deemed the primary beneficiary in a variable interest entity, as defined in FASB Interpretation 46, "Consolidation of Variable Interest Entities, Revised" (FIN 46R). Certain prior period balances have been reclassified to conform to current period presentation.

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

Investment in Real Estate

        In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), we allocate the purchase price of real estate to land, building, tenant improvements and, if determined to be material, intangibles, such as the value of above, below and at-market leases, origination costs associated with the in-place leases, and the value of tenant relationships, if any. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).

        In accordance with Statement 141 and its applicability to acquired in-place leases, we perform (or engage a third party to perform) the following procedures for properties we acquire:

  •
  Estimate the value of the real estate "as if vacant" as of the acquisition date;

  •
  Allocate the value among land, building improvements, building and equipment to determine the associated asset life for each;

  •
  Compute the value of the difference between the "as if vacant" value and the purchase price, which will represent the total intangible assets;

  •
  Allocate the value of the above and below market leases to the intangible assets after determining the associated life of the above/below market leases;

  •
  Calculate the value and associated life of the tenant relationships, if any, by taking the direct identifiable benefits of the customer relationship and discounting them to present value;

  •
  Estimate the fair value of the in-place tenant improvements and leasing commissions and calculate the associated asset life; and

  •
  Allocate the remaining intangible value to the in-place leases and their associated lives.

        Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property over the anticipated holding period is less than its historical net cost basis. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time we have a commitment to sell the property which is not subject to any significant contingencies. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

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

Other Intangible Assets

        The intangible assets are amortized over the remaining life of the in-place leases which generally range from 24 to 57 months. Estimated amortization expense for the next five years is: $6.4 million in 2005, $5.3 million in 2006, $3.4 million in 2007, $1.2 million in 2008, and $7,000 in 2009.

Cash Equivalents

        Cash and cash equivalents consist of cash on hand and short-term, highly liquid investments. For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

Escrow Deposits

        In accordance with the loan agreements for a majority of the Company's loans, the lenders require the Company to maintain reserves for real estate taxes, property insurance, capital improvements and/or tenant improvements.

Allowance for Doubtful Accounts

        The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for estimated losses resulting from the inability of tenants to make required payments under the term of the lease agreement. Management exercises judgment in establishing the allowance and considers payment history, personal guarantees and credit status in developing the estimate.

Deferred Leasing and Financing Costs

        Deferred leasing and financing costs include commissions paid to third parties for new leases or the renewal of leases and fees paid to third parties to obtain long-term financing. The deferred leasing costs are recorded at cost and amortized over the terms of the respective leases. The deferred financing costs are amortized over the term of the respective debt instrument on a straight-line basis, which approximates the effective yield. The deferred leasing and deferred finance costs are included as a component of total operating expenses and interest expense in the accompanying consolidated statements of operations.

Fair Value

        The Company's financial instruments include accounts receivable, deferred rents receivable, accounts payable and accrued expenses and mortgage loans and notes payable. The fair value of the Company's mortgage loans and notes payable is estimated by discounting the future cash flows of each instrument at current rates expected for similar debt instruments of comparable maturities and risk. The fair values of these financial instruments were not materially different from their carrying or contract values with the exception of mortgage loans and notes payable as detailed below:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured mortgage loans and notes payable	$211,729,328	$215,325,363	$143,087,936	$144,588,094
Unsecured line of credit	24,857,063	24,857,063	15,149,725	15,149,725
Liabilities—held for sale	—	—	1,296,049	1,403,492

Total debt	$236,586,391	$240,182,426	$159,533,710	$161,141,311

Revenue Recognition

        Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the non-cancelable term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis, which includes the effects of rent steps and rent abatements. Accordingly, the Company records a receivable from tenants for rents that the Company expects to collect over the remaining lease term as deferred rents receivable in the accompanying consolidated balance sheets. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.

        We recognize income from rent once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104:

  •
  The agreement has been fully executed and delivered;

  •
  Services have been rendered;

  •
  The amount is fixed or determinable, and

  •
  The collectibility is reasonably assured.

Concentrations of Credit Risk

        The Company leases office space to commercial businesses in metropolitan Denver, Dallas, Phoenix and Indianapolis. The terms of the leases generally require basic rent payments at the beginning of each month. Credit risk associated with the lease agreements is limited to the amount of rents receivable from tenants less any related security deposits.

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company maintains cash accounts at four financial institutions. The Company periodically evaluates the credit worthiness of these financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. On occasion, cash on deposit may exceed federally insured amounts.

Sales of Properties

        The Company accounts for the sale of properties under the full accrual method. Gains or losses on sale are recognized only after closing takes place, title has transferred, an adequate down payment has been received by the Company and the collectibility of the receivable from the buyer, if applicable, is reasonably assured.

Equity-Based Compensation

        The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its equity-based compensation. Accordingly, the Company does not recognize compensation cost for options granted to employees whose exercise price is equal to or exceeds the fair value of the underlying stock as of the grant date and which qualify for fixed plan treatment. During 2004, we did not grant any options or restricted shares to company employees. With respect to options granted prior to 2004, the Company did not recognize any compensation expense associated with option grants in the accompanying statement of operations, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

        Equity-based compensation issued to non-employees is accounted for based on the fair value of the equity instruments issued. The measurement date is considered to be the issuance date, or if there are performance vesting provisions, when earned.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an

amendment of FASB Statement No. 123." Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company's net loss and loss per share for the years ended December 31, 2004, 2003 and 2002 would have been changed to the pro forma amounts indicated below:

	2004	2003	2002
Net loss—as reported	$(5,902,952)	$(1,980,420)	$(157,274)
Plus: Recognized equity-based compensation	327,164	261,518	15,733
Total equity-based compensation expense based on fair value	(458,208)	(473,411)	(29,239)

Net loss—pro forma	$(6,033,996)	$(2,192,313)	$(170,780)

Loss per share (basic)—as reported	$(0.26)	$(0.13)	$(0.02)

Loss per share (diluted)—as reported	$(0.26)	$(0.13)	$(0.02)

Loss per share (basic)—pro forma	$(0.27)	$(0.15)	$(0.02)

Loss per share (diluted)—pro forma	$(0.27)	$(0.15)	$(0.02)

        The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	7.0%	7.9%	8.5%
Volatility	9.3%	27.0%	27.0%
Discount rate	2.7%	2.9%	2.9%
Expected life (years)	2.2	4.6	5.0

Income Taxes

        We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, as we believe we qualify as a REIT and have made all required distributions of our taxable income. See Note 13 for more information on income taxes.

Loss per Share

        There are no adjustments necessary to the basic weighted average number of common shares outstanding to arrive at the diluted weighted average number of common shares outstanding as the Company recognized a net loss for the years ended December 31, 2004, 2003 and 2002 and the impact would be anti-dilutive. The amounts excluded from the calculation at December 31, 2004, due to their anti-dilutive effect are as follows: 10,322 options, 12,744 warrants and 92,800 shares of restricted common stock.

New Accounting Principles

        In December, 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67". This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to specify that guidance relating to (a) incidental operations (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 152 will have a material impact on our financial position, net earnings or cash flows.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets". This Statement amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial position, net earnings or cash flows.

        In December 2004, the FASB issued SFAS No. 123 revised 2004, "Share-Based Payment". This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB No. 25, "Accounting for Stock Issued to Employees". The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. We do not believe that the adoption of SFAS 123R will have a material impact on our financial position, net earnings or cash flows.

NOTE 3—ACQUISITIONS AND DEVELOPMENTS

2004 Transactions

        On November 12, 2004, the Company acquired the Hampton Court office building. Hampton Court is located in Dallas, Texas and contains approximately 108,200 square feet. The purchase price for Hampton Court was $16.3 million, which was funded with $8.4 million of cash and the assumption of a $7.9 million non-recourse five-year mortgage loan.

        On October 25, 2004, the Company acquired the 5.2 acres of land underlying its Greenhill Park office property in Addison, Texas for $14.5 million in cash. The Greenhill Park building, purchased by the Company in December 2003, was subject to a ground lease with 80 years remaining on the term.

        On September 13, 2004, the Company acquired the Parkway Centre III office building. Parkway Centre III is located in Plano, Texas and contains approximately 152,600 square feet. The purchase price of $23.4 million was funded with $5.5 million of cash and a $15.2 million non-recourse five-year mortgage. The remaining $2.7 million of acquisition funds came from tax-deferred exchange proceeds from the disposition of our Texas Bank Buildings in March 2004.

        On May 7, 2004, the Company acquired the Hackberry View office property located in Irving, Texas. The purchase price was $16.8 million, which was paid with approximately $12.2 million from the assumption of the existing first and second mortgage loans and the balance in cash.

        On March 16, 2004, the Company acquired the Camelback Lakes office building. Camelback Lakes is located in Phoenix, Arizona and contains approximately 203,000 square feet on 12.04 acres of land. The purchase price for Camelback Lakes was $32.0 million, which was paid with $21.0 million from our Secured Facility and the balance from our Unsecured Facility.

Pro Forma Financial Information

        The following unaudited pro forma financial information is presented as if the Company had completed the 2004 acquisitions at January 1, 2004. This information is presented for illustrative purposes only and may not be indicative of the results that actually would have occurred if the acquisitions had been in effect on the dates indicated or which may be obtained in the future.

2004
Rental revenue	$51,210,424

Net (loss)	$(6,008,355)

(Loss)per share—basic and diluted	$(0.27)

2003 Transactions

        On December 4, 2003, the Company acquired the Greenhill Park office building located in Addison, Texas. Greenhill Park. The purchase price for Greenhill Park was $10.5 million, which was paid with $5.3 million from the Secured Facility and the balance in cash from a portion of the proceeds from our 2003 public offering. See "2004 Transactions" above for a discussion of the purchase of the land.

        On October 7, 2003, the Company acquired the Scottsdale Norte office building located in Scottsdale, Arizona. The purchase price for Scottsdale Norte was $12.3 million, which was paid with $6.6 million from the assumption of the existing loan from Southern Farm Bureau Life Insurance Company and the balance in cash from a portion of the proceeds from our 2003 public offering.

        On September 10, 2003, the Company acquired the Financial Plaza office building located in Mesa, Arizona. The purchase price for Financial Plaza was $39.0 million, which was paid with $24.8 million from the assumption of the existing loan from Allstate Life Insurance Company and the balance in cash from a portion of the proceeds from our 2003 public offering.

        During 2003, the Company completed the construction of a building adjacent to the existing Keystone Office Park in Indianapolis, Indiana for approximately $1.3 million. This building was constructed to accommodate the expansion needs of some of the existing tenants as well as market demand. The building opened for occupancy in August 2003.

        On February 6, 2003, the Company acquired the Southwest Gas office building located in Phoenix, Arizona. The purchase price for the Southwest Gas Building was $17.0 million, which was paid with $11.9 million from the Secured Facility and the balance from a short-term loan, also from Fleet National Bank. This short-term loan was refinanced with the Unsecured Facility.

NOTE 4—DISCONTINUED OPERATIONS

        SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" requires discontinued operations presented for disposals of a "component" of an entity. In accordance with SFAS No. 144, for all periods presented, the Company reclassified its Consolidated Statements of Operations to reflect properties which became held for sale subsequent to December 31, 2001, as discontinued operations and reclassified our Consolidated Balance Sheets to reflect assets and liabilities related to such properties as "assets—held for sale" and "liabilities—held for sale".

        On March 16, 2004, the Company sold its Texas Bank Buildings for $4.1 million. The net cash proceeds of approximately $2.7 million were held in escrow and were used to complete a tax deferred exchange under Section 1031 of the Internal Revenue Code on the Parkway Centre III acquisition on September 10, 2004. In accordance with SFAS No. 144, the Company has classified the operations of these properties as discontinued operations for the years ended December 31, 2004, 2003 and 2002. The following is a summary of the operating results of these properties:

	Years Ended December 31,
	2004	2003	2002
Rental revenue	$272,003	$1,071,845	$1,091,992
Property operating expenses—
Operating expenses	90,476	435,512	367,882
Real estate taxes	16,373	81,758	79,692
Interest expense	24,125	120,517	127,774
Depreciation and amortization expense	27,570	131,716	129,249

	158,544	769,503	704,597

Gain on sale	574,276	—	—

Net income	$687,735	$302,342	$387,395

NOTE 5—VARIABLE INTEREST ENTITY

        Effective March 31, 2004, the Company adopted FIN 46R and applied it to its investment in Panorama Falls. The Company owns 20% of Panorama Falls as a tenant-in-common with the majority investor. The Panorama Falls property is located in Englewood, Colorado. The building has a carrying value of $6.6 million. The Company financed the property through its Unsecured Facility. Panorama Falls is deemed to be a variable interest entity (VIE) as defined by FIN 46R. In accordance with FIN 46R, the Company determined it is subject to the majority of the variability in the variable interests in the entity and has consolidated the assets and liabilities of Panorama Falls effective March 31, 2004. With respect to the consolidated statements of operations, the investment was accounted for under the consolidation method of accounting beginning April 1, 2004 and under the equity method of accounting for prior periods. The following table details the asset and liability amounts related to Panorama Falls property at December 31, 2004:

Assets
Investment in real estate
Land	$1,051,372
Buildings and improvements	5,426,691
Furniture, fixtures and equipment	29,426
Tenant improvements	973,184
Tenant leasing commissions	210,835
Less: accumulated depreciation and amortization	(1,072,109)

Net investment in real estate	$6,619,399
Cash and cash equivalents	84,718
Accounts receivable	2,974
Deferred rents receivable	127,380
Deferred financing costs, net	18,829

Total assets	$6,853,300

Liabilities
Mortgage loans and notes payable	$4,214,408
Accounts payable and accrued expenses	15,835
Accrued real estate taxes	144,696
Prepaid rents, deferred revenue and security deposits	87,284

Total liabilities	$4,462,223

Minority interest	$1,580,057

NOTE 6—MORTGAGE LOANS, NOTES PAYABLE, AND LINES OF CREDIT

        The Company finances its properties with mortgage loans and other debt instruments available, such as lines of credit. See above under Note 3—Acquisitions and Developments for property specific financing activity. The following is a summary of the Company's outstanding mortgage loans, notes payable and lines of credit, classified by interest type (fixed or variable) and in order of maturity, at December 31, 2004 and 2003:

		2004			2003
Lender	Mortgaged Property at December 31, 2004	Maturity Date	Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)
Fixed Rate
Teachers Insurance and Annuity Association of America	AmeriVest Plaza at Inverness	1/10/2006	$14,412,347	7.90%	$14,572,888	7.90%
GEMSA	Hampton Court	11/1/2007	7,900,000	5.48%	—	—
Greenwich Capital Financial Products	Parkway Centre II Centerra Southwest Gas Building	10/1/2008	38,115,018	5.13%	38,876,849	5.13%
Metropolitan Life Insurance	Parkway Centre III	9/10/2009	15,154,645	4.47%	—	—
Allstate Life Insurance Company	Financial Plaza	10/5/2010	24,173,324	5.25%	24,669,760	5.25%
Southern Farm Bureau Life Insurance Company	Scottsdale Norte	4/1/2011	6,568,596	7.90%	6,625,460	7.90%
JP Morgan Chase	Hackberry View—1st	9/1/2012	11,424,345	6.57%	—	—
JP Morgan Chase	Hackberry View—2nd(2)	9/1/2012	967,654	8.00%	—	—
Teachers Insurance and Annuity Association of America	Sheridan Center Arrowhead Fountains Kellogg Building	1/1/2013	28,852,678	7.40%	29,309,686	7.40%
Allstate Life Insurance	Camelback Lakes—1st	9/5/2014	15,928,449	5.82%	—	—
Allstate Life Insurance	Camelback Lakes—2nd	9/5/2014	4,977,640	5.82%	—	—
Security Life of Denver Insurance Company	Keystone Office Park—1st	5/1/2022	4,236,333	8.00%	4,334,828	8.00%
Security Life of Denver Insurance Company	Keystone Office Park—2nd	5/1/2022	474,284	8.63%	485,638	8.63%
Transatlantic Capital Company, LLC(3)	Texas State Buildings	8/1/2028	5,579,891	7.66%	5,660,436	7.66%

Subtotal			$178,765,204	6.14%	$124,535,545	6.39%

Variable Rate
KeyBank National Association—$42 million Senior Secured Line of Credit(4)	Chateau Plaza Greenhill Park	11/12/2005	$32,900,000	4.96%	$18,470,020	3.90%
KeyBank National Association—$40 million Unsecured Line of Credit(4)	Unsecured	11/12/2007	24,857,063	5.63%	15,149,725	5.17%

Subtotal			$57,757,063	5.25%	$33,619,745	4.47%

Other Notes Payable
Lease Capital Corporation	Phone system	10/31/2007	$64,124	11.11%	$82,371	11.11%

Liabilities—Held for Sale
Jefferson Pilot	Texas Bank Buildings	N/A	—	—	1,296,049	9.00%

Total			$236,586,391	5.92%	$159,533,710	6.01%

(1)
Interest only, does not include amortization of deferred financing costs or any fees.

(2)
The amount recorded reflects a net present value calculation based on a fair market value rate of 8%. The actual loan balance assumed was $697,847 at an interest rate of 15%.

(3)
On March 2, 2005, the Company completed a Deed-in-Lieu Agreement to return these properties to the lender.

(4)
The Secured Facility and Unsecured Facility were assumed by KeyBank National Association from Fleet National Bank in October 2004. See "Lines of Credit" and Note 15 below.

Refinancings

        In August 2004, the Company refinanced its Camelback Lakes property in Phoenix, Arizona. The $21.0 million of indebtedness consists of a $16.0 million mortgage with Allstate Life Insurance Company and a $5.0 million mortgage with Allstate Life Insurance Company of New York. The proceeds were used to repay the Secured Facility. This loan allowed the Company to fix the interest rate on a portion of variable rate debt.

        In September 2003, the Company borrowed $39.0 million from Greenwich Capital Financial Products (see terms above). The proceeds were used to repay (i) a portion of the Secured Facility that was secured by Centerra and the Southwest Gas Building, respectively and (ii) a loan from J.P. Morgan Chase secured by Parkway Centre II. This loan allowed the Company to fix the interest rate on a large portion of variable rate debt.

Lines of Credit

        In November 2002, the Company obtained a senior secured revolving line of credit from Fleet National Bank (Fleet). The original available amount under this facility was $30.0 million, which was increased to $42.0 million in February 2003 and was assumed by KeyBank (Secured Facility) in October 2004. The Secured Facility has an interest rate of LIBOR plus 275 basis points and is currently secured by Chateau Plaza and Greenhill Park. The outstanding balance at December 31, 2004 is $32.9 million, with $9.1 million of availability.

        In February 2003, the Company obtained a $5.1 million short-term loan from Fleet that was used for the acquisition of the Southwest Gas Building. In August 2003, the Company refinanced this loan with a $15.0 million unsecured revolving line of credit from Fleet, which was increased to $30.0 million in December 2003. In October 2004, KeyBank assumed the Company's unsecured facility from Fleet (Unsecured Facility). All references to the Secured Facility or Unsecured Facility prior to this date pertain to the previous agreement with Fleet. At December 31, 2004, the amended facility had a capacity of $40.0 million and a maturity date of November 12, 2007. In addition, the Unsecured Facility had the option of a one-time increase to $50.0 million available until December 31, 2005. The amended facility had an interest rate of LIBOR plus 350 basis points or the Prime rate plus 275 basis points. The Company paid a one-time commitment fee in October 2004 of $800,000. The fee was capitalized and is being amortized into interest expense over the life of the loan agreement. In addition, the Company recognized $151,000 of expense related to the write-off of loan costs associated with the previous unsecured facility with Fleet. The Unsecured Facility had an outstanding balance of $24.9 million at December 31, 2004.

        Certain of its mortgage lenders require the Company to comply with certain debt covenants as described in the specific loan documents, including the loan-to-value ratio, the interest coverage ratio, the fixed charge coverage ratio and the dividend payout ratio. At December 31, 2004, the Company was in compliance with all of its debt covenants with the exception of leverage, interest coverage and fixed charge coverage covenants as required by the Secured Facility. The Company received a waiver from KeyBank for this event of non-compliance with this covenant for the year ended December 31, 2004. See Note 15 for an update on the Secured and Unsecured Facilities.

Other Information

        The following table details the scheduled maturities of debt outstanding at December 31, 2004:

2005(1)	$36,061,458
2006	17,416,022
2007(1)	36,125,664
2008	38,166,576
2009	15,644,670
Thereafter	93,172,001

Total	$236,586,391

(1)
See Note 15 for information on the amendments to the Secured and Unsecured Facilities.

        The change in debt, including assets held for sale, during 2004 and 2003 consisted of the following:

	2004	2003
Balance at January 1	$159,533,710	$106,094,232
Additions	140,730,210	142,425,150
Repayments	(61,268,264)	(87,952,048)
Scheduled principal payments	(2,409,265)	(1,033,624)

Balance at December 31	$236,586,391	$159,533,710

        Certain of its mortgage lenders require the Company to escrow funds to be used for the payment of future real estate taxes, property insurance, tenant improvements, leasing commissions and other capital expenditures. At December 31, 2004 and 2003, these amounts totaled $7.7 million and $5.8 million, respectively, and are classified as escrow deposits on the accompanying consolidated balance sheets.

NOTE 7—SHAREHOLDERS' EQUITY

Common Stock

        Our Articles of Incorporation authorize us to issue 75,000,000 shares of capital stock with a par value of $0.001 per share. Our Articles of Incorporation allow us to issue shares of common stock or preferred stock, as the Board may create and authorize from time to time. The Board may classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion rights, voting powers, restrictions, limitations as to distributions, qualifications of terms or conditions of redemption.

Dividend Reinvestment and Share Purchase Plan

        Our Dividend Reinvestment was designed and implemented to increase ownership in the Company by private investors. Under the plan, shareholders have the ability to automatically reinvest their cash dividends to purchase additional shares of common stock.

Ownership Restrictions and Significant Shareholders

        Our governing documents restrict beneficial ownership of our outstanding shares of stock by a single person, or persons acting as a group, to 9.9% of the common stock. For us to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals at any time during the last half of our taxable year. The provision permits five persons to acquire up to a maximum of 9.9% each of the shares of common stock, or an aggregate of 49% of the outstanding shares of common stock.

        Common stock owned by a person or group of persons in excess of the 9.9% limit are subject to redemption. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that our eligibility to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification as a REIT is advantageous to shareholders.

Distributions

        Distributions were declared and paid quarterly to holders of shares of common stock as of the record dates of each declaration. For the years ended December 31, 2004, 2003 and 2002, the per share distributions were $.52, $.52 and $.51, respectively. See Note 15, for information on the suspension of the dividend in March 2005.

Stock Offerings

        During March 2004, the Company completed an offering of 6,325,000 shares of common stock, including 825,000 shares to cover over-allotments, at a price of $6.75 per share. The Company received approximately $39.9 million, net of underwriting commissions and expenses. The proceeds were used to repay the outstanding balance on the Unsecured Facility and a portion of the outstanding balance on the Secured Facility. The Company intends to use available amounts under these facilities to fund future property acquisitions.

        During June 2003, the Company offered 5,750,000 shares of common stock, including 750,000 shares to cover over-allotments, at a price of $6.20 per share. The Company received approximately $33.3 million, net of underwriting commissions and expenses. The proceeds were used to repay a portion of the outstanding balance on the Secured Fleet Facility, for capital improvements and as working capital.

        During May and June 2002, the Company offered 4,140,000 shares of common stock, including 540,000 shares to cover over-allotments, at a price of $6.05 per share. The Company received $22.7 million, net of the underwriting commissions and offering expenses. The proceeds were used to acquire additional properties, for capital improvements and for general corporate purposes.

NOTE 8—FUTURE MINIMUM RENTS

        The following table summarizes future minimum base rent to be received under non-cancelable tenant leases for the Company's commercial properties expiring each year, at December 31, 2004 (excludes Texas State Buildings, see Note 15):

2005	$40,052,000
2006	30,717,000
2007	23,493,000
2008	16,506,000
2009	10,989,000
Thereafter	8,965,000

Total	$130,722,000

        Some leases also provide for additional rent based on increases in operating expenses. These increases are generally payable annually in the succeeding year. The table above does not include any expense recoveries.

        For the years ended December 31, 2004 and 2003, there were no tenants who accounted for greater than 10% of revenues.

NOTE 9—IMPAIRMENT OF INVESTMENT IN REAL ESTATE

        The $1.2 million impairment recorded during the twelve months ended December 31, 2004 relates to certain of the Texas State Buildings located in Lubbock, El Paso, Temple, Bellville, Columbus, Hempstead, Mission, Arlington, Marshall, and Amarillo, Texas. The Company had previously recorded a $1.5 million impairment charge to the remaining two assets in Clint and Paris, Texas in 2003, and a $275,000 impairment charge to the Clint property in 2002. Impairment charges recorded on the Texas State Building portfolio reduced the total net book value to the properties' total estimated fair value of $5.2 million, excluding certain deposits maintained by the lender. The Company calculated the estimated fair value using a probability-weighted forecasted cash flows. Subsequent to year-end, the Company entered into negotiations with the lender to return the properties in lieu of the debt balance. This transaction was completed in March 2005 (see Note 15).

NOTE 10—EQUITY-BASED COMPENSATION

        The Company provides for grants of incentive and non-qualified stock options, stock appreciation rights, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units to certain employees and officers of the Company.

        Restricted stock awards are granted at the market price on the date of grant and generally vest over a five year period. The Company recognizes the value of restricted stock as compensation expense based on the Company's closing stock price on the AMEX on the date of grant on a straight-line basis over the vesting period. As of December 31, 2004, there are 92,800 restricted shares outstanding. The Company recognized $327,164, $261,518 and $60,241 of compensation expense in 2004, 2003 and 2002, respectively, for the portion of these shares that vested during each year.

        Stock options are granted at an exercise price equal to 100% of the market price of the Company's stock on the date of grant, generally vest pro-rata over three to five years and expire 10 years from the date of grant. As of December 31, 2004 there are 127,000 options outstanding.

401(k) Plan

        In 2002, the Company established a 401(k) plan and a nonqualified savings plan, both of which became effective on January 1, 2002. The 401(k) plan provides for matching employer contributions of fifty cents for every dollar contributed by the employee, up to 6% of the employees' annual contribution. Contributions by employees to the 401(k) plan are subject to federal limitations of $12,000 during 2004. The matching employer contributions are made in common shares, which vest between years of service at 20% per year.

Deferred Compensation Plan

        In September 2004, the Board of Directors approved a deferred compensation plan, whereby Directors and designated executives of the Company may defer all of a portion of the cash compensation and/or grants of common stock. If a participant elects to have their fees deferred, the fees accrue in the form of phantom shares equal to the number of AmeriVest common shares that could have been purchased on the date the fee was credited. Dividends are calculated on the phantom shares and additional phantom shares are credited, if applicable. Payment of the deferred compensation account may only be made after either the individual has been terminated, or there has been a change in control of the Company. Payment will be made in a single lump sum payment in shares of the Company's stock in an amount equal to the number of phantom shares in the individual's account, less an applicable tax or other withholding. At December 31, 2004, there were no amounts deferred under this plan.

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

        During 2004, the Company issued a total of 14,182 shares of bonus stock to directors and an employee under the LTIP.

        During 2003, 58,000 shares of restricted common stock were granted to each of William T. Atkins, the Chief Executive Officer and Chairman, and Charles K. Knight, the Chief Operating Officer and President, under the LTIP, and such shares vest over a five-year period.

1995 and 1998 Stock Option Plans

        Pursuant to the Company's 1995 and 1998 Stock Option Plans (collectively, the 95-98 Option Plans), the Company may grant options to purchase an aggregate of 330,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 95-98 Option Plans may be incentive options qualifying for beneficial tax treatment for the recipient, non-qualified options or non-qualified, non-discretionary options. Directors who are not employees of the Company (Outside Directors) automatically receive options to purchase 12,000 shares pursuant to the 95-98 Option Plans at the time of their election. None of these options are exercisable at the time of grant. One-third of these options become exercisable on December 30th of each of the first three years immediately following the date of grant. The exercise price for options granted to Outside Directors is the fair market value of the common stock on the date of grant, and all options granted to Outside Directors expire five years from the date of grant. On the date that all of an Outside Director's options become exercisable, options to purchase an additional 12,000 shares, none of which are exercisable at that time, shall be granted to that Outside Director.

        The status of outstanding options granted pursuant to the Company's Option Plans was as follows:

	Number of Options Outstanding	Number of Options Exercisable	Weighted- Average Exercise Price	Weighted- Average Fair Value	Range of Exercise Prices
December 31, 2001	214,000	164,000	$4.74		$3.97-5.70
Granted at fair value	24,000		$6.22	$0.58	$6.22
Exercised	(60,000)		$4.51		$4.38-4.81
Forfeited	(20,000)		$4.90		$4.75-5.00

December 31, 2002	158,000	112,000	$5.04		$3.97-6.22

Granted at fair value	83,000		$6.60	$0.69	$6.16-7.10
Exercised	(33,247)		$4.90		$3.97-6.16

December 31, 2003	207,753	147,753	$5.24		$4.13-7.10

Granted at fair value	12,000		$6.96	$0.74	$6.96
Exercised	(92,753)		$5.14		$4.75-6.16

December 31, 2004	127,000	83,000	$6.20		$4.13-7.10

        The weighted average remaining contractual life of options outstanding at December 31, 2004 was approximately 3 years.

        At December 31, 2004, there were no options available for grant pursuant to the 95-98 Option Plans. At December 31, 2003 and 2002, options to purchase 12,000 and 95,000 shares, respectively, were available for grant pursuant to the 95-98 Option Plans.

Warrants

        At December 31, 2004 the status of exercisable warrants is as follows:

Issue Date	Exercisable	Exercise Price	Expiration Date
July 2000	54,795	$5.00	July 2005
June 2001	50,000	$7.00	July 2005

NOTE 11—COMMITMENTS AND CONTINGENCIES

Ground Lease

        On October 25, 2004, the Company acquired the 5.2 acres of land underlying its Greenhill Park office property in Addison, Texas for $14.5 million in cash drawn from the Company's line of credit. The Greenhill Park building, purchased by the Company in December 2003, was subject to a ground lease with 80 years remaining on the term. The lease required the Company to make monthly rental payments based on the value of the land that was re-established every ten years. During 2004, the Company incurred $470,000 in ground lease expense prior to the acquisition, which is included in "Operating expenses" on the Consolidated Statement of Operations.

Legal Claims

        From time to time, the Company and/or its subsidiaries may become involved in litigation relating to claims arising out of its operations in the normal course of business. The following is a discussion of outstanding legal claims against the Company and by the Company:

        On June 14, 2001, a lawsuit was filed in the District Court, Hidalgo County, Texas against Innerarity Austin, Inc., a Nevada corporation, and the Company's wholly-owned subsidiary, AmeriVest Properties Texas, Inc., by Laura Smith alleging that the defendants were negligent and breached various duties in allowing the Company's Mission, Texas building to be contaminated with airborne contaminants while leasing the premises to the plaintiff's employer, the Texas Department of Human Services. Innerarity Austin, Inc. was the previous owner of the property. The plaintiff alleges that due to the acts and omissions of the defendants, she has suffered serious and some permanent injuries and severe physical and mental pain. The plaintiff seeks monetary and other relief, including exemplary damages, in excess of $50,000, and pre-judgment and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled. We have been advised that this lawsuit has now been settled with our insurance carrier; however, the terms of that settlement are not known as of the date of this report.

        On February 11, 2002, a lawsuit was filed in the District Court, Hidalgo County, Texas against the Company's wholly-owned subsidiary, AmeriVest Properties Texas, Inc., and Woodhaven Management Corporation, the Company's external property manager, by Irma and Yreneo Carranza alleging that the defendants were negligent in maintaining the Company's Mission, Texas building while leasing the premises to the plaintiff's employer, the Texas Department of Human Services. The plaintiff alleges that due to the acts and omissions of the defendants, she has suffered serious and some permanent injuries and severe physical and mental pain, including loss of consortium. The plaintiff seeks monetary and other relief, including exemplary damages, and pre-judgment and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.

        The Company has asserted a general denial of the material allegations in all lawsuits and the Company's insurance companies are defending the Company in these lawsuits and are responsible for all costs. The Company believes that these lawsuits will not be adversely determined and will not have any material adverse effect on the Company's business and financial condition.

        We are party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation individually will have a material adverse effect on our business, financial position or results of operations.

NOTE 12—SELECTED QUARTERLY FINANCIAL DATA

        Selected quarterly financial data for 2004 and 2003 is summarized below.

	(Unaudited) Three Months Ended
					Year-Ended December 31
	March 31	June 30	September 30	December 31
2004:
Rental revenues	$9,593,895	$11,402,649	$11,435,128	$12,643,553	$45,075,225
Total operating expenses	10,653,928	12,022,248	12,870,255	16,444,667	51,991,098
Loss from continuing operations	(1,060,033)	(619,599)	(1,435,127)	(3,801,114)	(6,915,873)
Total other income/(loss)	(2,713)	72,011	133,233	122,655	325,186
Loss before discontinued operations	(1,062,746)	(547,588)	(1,301,894)	(3,678,459)	(6,590,687)
Discontinued operations	687,735	—	—	—	687,735

Net loss	$(375,011)	$(547,588)	$(1,301,894)	$(3,678,459)	$(5,902,952)

Net loss per share—basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.15)	$(0.26)

2003:
Rental revenues	$6,548,627	$6,680,723	$6,895,235	$8,669,240	$28,793,825
Total operating expenses	6,224,901	7,861,924	7,003,734	10,004,545	31,095,104
Income/(loss) from continuing operations	323,726	(1,181,201)	(108,499)	(1,335,305)	(2,301,279)
Total other income/(loss)	(4,785)	(1,376)	28,897	(4,219)	18,517
Income/(loss) before discontinued operations	318,941	(1,182,577)	(79,602)	(1,339,524)	(2,282,762)
Discontinued operations	86,023	72,526	56,134	87,659	302,342

Net income/(loss)	$404,964	$(1,110,051)	$(23,468)	$(1,251,865)	$(1,980,420)

Net gain/(loss) per share—basic and diluted	$0.04	$(0.09)	$0.00	$(0.07)	$(0.13)

NOTE 13—INCOME TAXES

        Effective January 1, 1996, the Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the Code), as amended. As a REIT, the Company generally would not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. As of December 31, 2004, the Company has satisfied the requirements as defined in the Code.

        Certain of the Company's subsidiaries are subject to certain state excise and franchise taxes. The provision for such state taxes has been reflected in general and administrative expense in the accompanying consolidated statements of operations and has not been separately stated due to its insignificance.

        The following is a reconciliation of GAAP net loss to taxable income for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(estimated)
GAAP net loss	$(5,902,952)	$(1,980,420)	$(157,274)
Book to tax differences:
Depreciation and amortization	6,393,469	3,019,724	864,220
Gains and losses from capital transactions	100,763	—	—
Straight-line rent adjustment	(1,995,704)	(729,718)	(297,345)
Capitalized operating expenses	—	—	1,367,380
Asset impairment	1,160,000	1,465,932	275,000
Compensation expense	(149,347)	(436,641)	(67,788)
Other, net	495,749	79,733	(49,683)

Total book to tax differences	6,004,930	3,399,030	2,091,784

Adjusted taxable income subject to distribution requirement	$101,978	$1,418,610	$1,934,510

        The following table summarizes the taxability of our dividends for the past three years:

	2004	2003	2002
Ordinary income	12%	36%	56%
Return of capital	88%	64%	44%

	100%	100%	100%

NOTE 14—RELATED PARTY TRANSACTIONS

Consulting Agreement

        Effective January 1, 2004, Alexander S. Hewitt, Director and Vice Chairman, serves as a consultant to the Company. His services may include consulting with and advising officers of the Company on product development, property design and quality control, and providing assistance in maintaining relationships with stockholders, potential investors, financial advisors, customers and suppliers of the Company. The services as a consultant shall be coordinated with and accomplished in conjunction with the officers of the Company. The Chief Executive Officer, William T. Atkins, may also request Mr. Hewitt to undertake reasonable consulting and managerial assignments on behalf of the Company. Mr. Hewitt receives $36,000 per year plus certain health insurance benefits for his services.

Sheridan Realty Advisors, LLC (SRA)

        Effective January 1, 2000 through December 31, 2001, all of the Company's properties were managed under a Property Management and Advisory Agreement (as amended and restated on March 12, 2001 and December 31, 2001, the Agreement) with SRA, which also managed the day-to-day operations of the Company and assisted and advised the Board of Directors on real estate acquisitions and investment opportunities. SRA is owned by our Chairman and Chief Executive Officer, William T. Atkins, and Alexander S. Hewitt, Director and Vice Chairman. Effective January 1, 2002, the Company

acquired the administrative and property management and accounting services business of SRA for approximately $50,000, which resulted in the Company employing most of SRA's employees and the elimination of the related fees. Furthermore, effective November 1, 2002, the Company terminated the Agreement in accordance with the Termination of Advisory Agreement entered into on December 27, 2002. Due to the amendment of the Agreement effective January 1, 2002 whereby certain SRA employees became employees of the Company, the advisory and capital project fees were expensed in 2002. Prior to January 1, 2002, these fees were capitalized. Additionally, due to the termination of the Advisory Agreement effective November 1, 2002 whereby all remaining SRA employees became employees of the Company, these fees have been eliminated. Beginning on November 1, 2002, the salaries of these additional employees are included in general and administrative expenses.

        In accordance with the Agreement, SRA received an administrative fee, a property management and accounting fee, an advisory fee and a capital project fee for these services. The property management fee was calculated as 5% of gross collected rents, the advisory fee was calculated as 5% of capital deployed for real property acquisitions and the capital project fee was calculated as 3% of the total cost of capital projects in excess of $100,000. The Advisory Fee for the year ended December 31, 2002 was $1.4 million.

NOTE 15—SUBSEQUENT EVENTS

Amendment to Secured and Unsecured Facilities

        On March 15, 2005, the Company amended its Secured Facility and Unsecured Facility with KeyBank due to the Company not being in compliance with its leverage, interest coverage and fixed charge coverage covenants required by the Secured Facility. The amendment to the Secured Facility involved: (i) a waiver for the events of non-compliance, noted above, as of December 31, 2004, (ii) changes to the debt covenant calculations to set them at the same levels as those previously established for the Unsecured Facility, (iii) mandatory repayments of at least $2.5 million by July 1, 2005 and at least $10.0 million by September 1, 2005, (iv) removal of the revolving feature of the Secured Facility, and (v) the elimination of the obligation of the lender to make any further loans under the Secured Facility. The amendment to the Unsecured Facility involved: (i) a waiver for the events of non-compliance as of December 31, 2004 due to cross default provisions with the Secured Facility (ii) moving up the maturity date from November 12, 2007 to April 1, 2006, (iii) mandatory repayments of at least $5.0 million by September 2005 and at least $10.0 million by January 2006, (iv) removal of the revolving feature of the Unsecured Facility, (v) a requirement that any further borrowings, including borrowings to pay dividends, be subject to the approval of the lender in its sole and absolute discretion, (vi) a limitation on the incurrence of any other indebtedness by the Company without the prior written consent of the lender and (vii) a requirement that all net proceeds from a property sale, refinancing or other capital transaction be used to pay down any amounts outstanding.

        As a result of the amendments to the Secured and Unsecured Facilities, the Company believes that it will be able to comply with the revised covenants based on the 2005 budgeted results of operations. In addition, the Company believes it will meet its obligations under the mandatory repayments on the Secured and Unsecured Facilities by either: (i) completing a strategic transaction, which may include a sale or recapitalization of all or a portion of the Company's assets or a merger of the Company; (ii) obtaining additional financing by refinancing certain assets, or (iii) issuing equity. If the Company is unable to raise sufficient capital for the mandatory repayments, or if we are unable to remain in compliance with our debt covenants, the bank could accelerate and demand repayment of outstanding amounts based on the terms of the amended facilities agreements. If this were to occur, the Company may not be able to meet its obligations under the accelerated repayment obligations.

Suspension of Dividend

        On March 9, 2005, the Company's Board of Directors suspended the payment of the common dividend for the first quarter of 2005. The Board determined that suspension of the dividend will maximize the Company's ability to complete a strategic transaction in a timely manner. The Board intends to review and consider the resumption of a dividend for the second quarter of 2005, or thereafter, based on a number of factors, including the completion of a strategic transaction or other significant capital event, such as refinancing or asset sales, the Company's financial results, capital resources and liquidity needs at that time.

Disposition of Texas State Buildings

        On March 2, 2005, the Company completed a Deed-In-Lieu Agreement to return the 13 non-core Texas State Buildings to the lender. The properties were leased primarily to various agencies of the State of Texas and were located in Temple, Clint, El Paso, Hempstead, Lubbock, Marshall, Columbus, Paris, Mission, Arlington, Bellville and Amarillo Texas. The buildings secured a loan in the amount of $5.6 million, bearing interest at 7.66% through August 1, 2028 and had a net book value of $5.2 million (excluding certain deposits maintained by the lender), subsequent to an impairment charge of $1.2 million recognized during the fourth quarter of 2004. The following are the amounts associated with the Texas State Buildings for, and as of, the year ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Revenue	$1,553,006	$1,576,579	$1,775,171
Property operating expenses	1,031,971	963,398	902,396

	$521,035	$613,181	$872,775

Total assets	$5,935,375	$7,537,766	$9,044,005

Legal Settlement

        During the first quarter of 2005, the Company settled a lawsuit against a property inspection firm regarding a pre-acquisition inspection of our Sheridan Center property. This action was settled for $450,000 which was recorded as a reduction in book value of that asset.

Report of Independent Registered Public Accounting Firm on Supplementary Information

The Board of Directors
AmeriVest Properties Inc.:

        We have audited and reported separately herein on the consolidated balance sheets of AmeriVest Properties Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004.

        Our audits were made for the purpose of forming an opinion on the consolidated financial statements of AmeriVest Properties Inc. and subsidiaries taken as a whole. The supplementary information included in Schedules III is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ KPMG LLP

Denver, Colorado
March 16, 2005

AmeriVest Properties Incorporated

Real Estate and Accumulated Depreciation

December 31, 2004

			Initial Cost to AmeriVest			Gross Amount at Which Carried at Year End
Properties	Market	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Totals	Accumulated Depreciation	Construction Year	Year Acquired
AmeriVest Plaza at Inverness	Englewood, CO	$14,412,347	$1,526,331	$15,982,801	$1,259,550	$1,526,331	$17,242,351	$18,768,682	$1,866,693	1999	2001
Arrowhead Fountains	Peoria, AZ	9,423,284	2,558,926	10,235,703	1,334,533	2,558,926	11,570,236	14,129,162	1,340,777	1998	2001
Camelback Lakes	Phoenix, AZ	20,906,089	5,865,000	26,135,486	995,961	5,866,953	27,129,494	32,996,447	1,162,199	1982	2004
Centerra	Denver, CO	12,314,962	776,400	17,720,141	4,100,943	776,400	21,821,084	22,597,484	1,596,052	1982	2002
Chateau Plaza	Dallas, TX	15,400,000	1,520,330	20,575,228	456,034	1,520,330	21,031,262	22,551,592	1,550,934	1986	2002
Financial Plaza	Mesa, AZ	24,173,324	2,920,000	36,115,300	2,698,110	2,920,000	38,813,410	41,733,410	3,599,742	1986	2003
Greenhill Park	Addison, TX	17,500,000	14,537,390	10,500,370	1,353,919	14,592,390	11,799,289	26,391,679	521,846	1986	2003
Hackberry View of Las Colinas	Irving, TX	12,391,999	1,848,666	15,113,028	444,260	1,848,666	15,557,288	17,405,954	590,023	2000	2004
Hampton Court	Dallas, TX	7,900,000	2,785,000	13,512,567	50,752	2,785,059	13,563,260	16,348,319	109,538	1985	2004
Kellogg Building	Littleton, CO	9,616,598	2,717,161	10,845,749	3,276,859	2,717,161	14,122,608	16,839,769	1,239,326	1983	2001
Keystone Office Park	Indianapolis, IN	4,710,617	2,151,093	6,130,747	3,646,118	2,151,093	9,776,865	11,927,958	1,639,869	1984-1986	1999
Panorama Falls	Englewood, CO		1,051,372	4,896,999	1,743,137	1,051,372	6,640,136	7,691,508	1,072,109	1983	2000
Parkway Centre II	Plano, TX	10,946,633	3,966,220	18,147,961	1,235,161	3,966,220	19,383,122	23,349,342	1,565,137	1999	2002
Parkway Centre III	Plano, TX	15,154,645	3,350,000	20,083,209	345,199	3,350,000	20,428,408	23,778,408	474,798	2001	2004
Scottsdale Norte	Scottsdale, AZ	6,568,596	3,800,000	8,499,226	945,158	3,800,000	9,444,384	13,244,384	1,465,062	1998	2003
Sheridan Center	Denver, CO	9,812,796	3,464,362	6,728,022	12,040,817	3,432,377	18,800,824	22,233,201	3,875,950	1966-1977	2000
Southwest Gas Building	Phoenix, AZ	14,853,423	2,350,000	14,689,577	1,302,355	2,364,986	15,976,946	18,341,932	1,020,278	1988	2003
Texas State Buildings	Texas—various	5,579,891	1,272,953	7,395,065	(1,800,464)	1,110,517	5,757,037	6,867,554	1,692,703	various	1998

Total		$211,665,204	$58,461,204	$263,307,179	$35,428,402	$58,338,781	$298,858,004	$357,196,785	$26,383,036

(1)
Property was subject to a ground lease at acquisition in 2003. The Company purchased the land for $14.5 million in October 2004.

S-1

Operating Real Estate and Accumulated Depreciation

        The following is a reconciliation of the carrying amount and related accumulated depreciation of AmeriVest's investment in real estate, at cost (in thousands):

	Year Ended December 31,
Real Estate:
	2004	2003	2002
Balance at January 1(1)	$236,701	$151,371	$83,906
Additions:
Acquisitions	103,287	78,820	62,706
Additions to and improvements of real estate	15,404	8,578	5,072
Consolidation of Panorama Falls JV	7,692
Deductions:
Dispositions	(3,867)	—	—
Impairments	(1,160)	(1,466)	(275)
Write-offs of fully depreciated assets	(860)	(602)	(38)

Balance at December 31,	$357,197	$236,701	$151,371

Accumulated Depreciation:
Balance at January 1(1)	$12,806	$6,384	$3,059
Depreciation expense	14,415	7,024	3,363
Accumulated deprecation on real estate dispositions	(700)
Write-offs of fully depreciated assets	(860)	(602)	(38)
Consolidation of Panorama Falls JV	722

Balance at December 31	$26,383	$12,806	$6,384

(1)
Includes assets held for sale.

S-2

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIVEST PROPERTIES INC.
By:	/s/ WILLIAM T. ATKINS William T. Atkins, Chief Executive Officer

Date: March 16, 2005

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM T. ATKINS William T. Atkins	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 16, 2005
/s/ CHARLES K. KNIGHT Charles K. Knight	Chief Operating Officer, President and Director	March 16, 2005
/s/ KATHRYN L. HALE Kathryn L. Hale	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Secretary	March 16, 2005
/s/ PATRICE DERRINGTON Patrice Derrington	Director	March 16, 2005
/s/ HARRY P. GELLES Harry P. Gelles	Director	March 16, 2005
/s/ ALEXANDER S. HEWITT Alexander S. Hewitt	Director	March 16, 2005
/s/ ROBERT W. HOLMAN, JR. Robert W. Holman, Jr.	Director	March 16, 2005
/s/ JOHN A. LABATE John A. Labate	Director	March 16, 2005
/s/ JERRY J. TEPPER Jerry J. Tepper	Director	March 16, 2005

EXHIBIT INDEX

Number	Description
2	Form of Agreement and Plan of Merger of AmeriVest and AMVP Inc. (to reincorporate in Maryland). Incorporated by reference to Exhibit A of AmeriVest's Definitive Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting of Stockholders filed with the SEC on May 27, 1999.
3.1A
Articles of Amendment and Restatement of Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of AmeriVest's Registration Statement on Form SB-2/A filed with the SEC on May 29, 2003 (Registration No. 333-105183.
3.1B
Articles of Amendment to the Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1B of AmeriVest's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.
3.2A
Amended and Restated Bylaws as amended and restated as of April 16, 2002. Incorporated by reference to Exhibit 3.2 of AmeriVest's Registration Statement on Form SB-2 filed with the SEC on April 19, 2003 (Registration No. 333-86676).
3.2B
First Amendment to Amended and Restated Bylaws dated May 20, 2003. Incorporated by reference to Exhibit 3.2B of AmeriVest's Registration Statement on Form SB-2/A filed with the SEC on May 29, 2003 (Registration No. 333-105183).
3.3B	Second Amendment to Amended and Restated Bylaws dated September 10, 2004. Incorporated by reference to Exhibit 99.1 of AmeriVest's Current Report on Form 8-K filed with the SEC on September 15, 2004.
4.1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1(a) of AmeriVest's Registration Statement on Form SB-2 filed with the SEC on June 21, 1996 (Registration No. 333-5114-D).
10.1	1995 Stock Option Plan. Incorporated by reference to Exhibit 10.9 of AmeriVest's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the SEC on March 30, 1998.
10.2	1998 Stock Option Plan. Incorporated by reference to AmeriVest's Definitive Proxy Statement concerning AmeriVest's May 21, 1998 Annual Meeting of Stockholders filed with the SEC on March 30, 1998.
10.3	Dividend Reinvestment Plan. Incorporated by reference to AmeriVest's Registration Statement on Form S-3 filed with the SEC on August 21, 2000 (Registration No. 333-44210).
10.4A
Revolving Credit Agreement among AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated November 12, 2002. Incorporated by reference to Exhibit 10.1 of AmeriVest's Current Report on Form 8-K filed with the SEC on December 30, 2002.
10.4B
Revolving Credit Note by AmeriVest Properties Inc. to Fleet National Bank, as agent, dated November 12, 2002. Incorporated by reference to Exhibit 10.2 of AmeriVest's Current Report on Form 8-K filed with the SEC on December 30, 2002.
10.4C
First Amendment to Revolving Credit Agreement between AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated February 6, 2003. Incorporated by reference to Exhibit 10.1 of AmeriVest's Current Report on Form 8-K filed with the SEC on February 21, 2003.

10.4D
Second Amendment to Revolving Credit Agreement between AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated March 16, 2004. Incorporated by reference to Exhibit 10.1 of AmeriVest's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004.
10.5A
Cross-Collateralization and Cross-Default Agreement among AmeriVest Properties Inc., AmeriVest Sheridan Center Inc., AmeriVest Kellogg Inc. and AmeriVest Arrowhead Inc. and Teachers Insurance and Annuity Association of America dated December 23, 2002. Incorporated by reference to Exhibit 10.21A of AmeriVest's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 31, 2003.
10.5B
Promissory Note by AmeriVest Arrowhead Inc. to Teachers Insurance and Annuity Association of America dated December 23, 2002. Incorporated by reference to Exhibit 10.21B of AmeriVest's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 31, 2003.
10.5C
Promissory Note by AmeriVest Kellogg Inc. to Teachers Insurance and Annuity Association of America dated December 23, 2002. Incorporated by reference to Exhibit 10.21C of AmeriVest's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 31, 2003.
10.5D
Promissory Note by AmeriVest Sheridan Center Inc. to Teachers Insurance and Annuity Association of America dated December 23, 2002. Incorporated by reference to Exhibit 10.21D of AmeriVest's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 31, 2003.
10.8A
Deed of Trust between AmeriVest Mesa Inc. and Allstate Life Insurance Company dated September 8, 2003. Incorporated by reference to Exhibit 10.1 of AmeriVest's Current Report on Form 8-K filed with the SEC on November 7, 2003.
10.8B
Mortgage Note by AmeriVest Mesa Inc. to Allstate Life Insurance Company dated September 8, 2003. Incorporated by reference to Exhibit 10.2 of AmeriVest's Current Report on Form 8-K filed with the SEC on November 7, 2003.
10.9A	Loan Agreement between AmeriVest Centerra Inc., AmeriVest Parkway Inc., and AmeriVest Black Canyon Inc. and Greenwich Capital Financial Products Inc. dated September 19, 2003.
10.9B	Promissory Note by AmeriVest Centerra Inc., AmeriVest Parkway Inc., and AmeriVest Black Canyon Inc. to Greenwich Capital Financial Products Inc. dated September 19, 2003.
10.10
AmeriVest Properties Inc. 2003 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.22 of AmeriVest's Registration Statement on Form SB-2/A filed with the SEC on May 29, 2003 (Registration No. 333-105183).
10.11	Severance Agreement and Release between AmeriVest Properties Inc. and D. Scott Ikenberry
10.12A	Unsecured Revolving Credit Agreement among AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated December 15, 2003.
10.12B	Revolving Credit Note by AmeriVest Properties Inc. to Fleet National Bank, as agent, dated December 15, 2003.
10.12C
First Amendment to Unsecured Revolving Credit Agreement between AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated March 16, 2004. Incorporated by reference to Exhibit 10.2 of AmeriVest's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004.

10.12D
First Amended and Restated Unsecured Revolving Credit Agreement by and among AmeriVest Properties Inc., KeyBank National Association, as Administrative Agent, and others, as of October 20, 2004. Incorporated by reference to Exhibit 10.1 of AmeriVest's Current Report on Form 8-K filed with the SEC on October 26, 2004.
10.12E	First Amendment to First Amended and Restated Unsecured Revolving Credit Agreement by and among AmeriVest Properties Inc., KeyBank National Association, dated as of March 16, 2005.
10.12F	Third Amendment to Revolving Credit Agreement among AmeriVest Properties Inc. and KeyBank National Association, as administrative agent, and the lenders party thereto, dated as of March 16, 2005.
10.13	Contract of Sale between LSF Presidio Investment I, LLC and AmeriVest Camelback Inc. dated January 15, 2004. (Camelback Lakes)
10.14
Termination of Advisory Agreement between AmeriVest Properties Inc. and Sheridan Realty Advisors, LLC dated December 27, 2002. Incorporated by reference to Exhibit 10.1 of AmeriVest's Current Report on Form 8-K filed with the SEC on January 7, 2003.
10.15
Amended Revolving Line of Credit Agreement dated March 11, 2002 between AmeriVest Properties Inc. and Sheridan Investments, LLC. Incorporated by reference to Exhibit 10.13B of AmeriVest's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the SEC on April 1, 2002.
10.16
Consulting Agreement is made and entered into as of December 31, 2003 between AmeriVest Properties Inc. and Alexander S. Hewitt. Incorporated by reference to Exhibit 10.3 of AmeriVest's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004.
10.17	AmeriVest Properties Inc. Deferred Compensation Plan for Directors and Executives, effective September 14, 2004.
10.18A
Mortgage note in the principal amount of $16,000,000 between AmeriVest Camelback Incorporated and Allstate Life Insurance Company of New York dated August 19, 2004. Incorporated by reference to Exhibit 10.1 of AmeriVest's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004.
10.18B
Mortgage note in the principal amount of $5,000,000 between AmeriVest Camelback Incorporated and Allstate Life Insurance Company of New York dated August 19, 2004. Incorporated by reference to Exhibit 10.2 of AmeriVest's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004.
10.18C
Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing between AmeriVest Camelback Incorporated, Chicago Title Insurance Company and Allstate Life Insurance Company of New York, dated August 19, 2004. Incorporated by reference to Exhibit 10.3 of AmeriVest's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004.
10.19A
Change in Control Agreement between AmeriVest Properties Inc. and William T. Atkins, dated December 7, 2004. Incorporated by reference to Exhibit 10.1 of AmeriVest's Current Report on Form 8-K filed with the SEC on December 10, 2004.
10.19B
Change in Control Agreement between AmeriVest Properties Inc. and John B. Greenman, dated December 7, 2004. Incorporated by reference to Exhibit 10.2 of AmeriVest's Current Report on Form 8-K filed with the SEC on December 10, 2004.

10.19C
Change in Control Agreement between AmeriVest Properties Inc. and Kathryn L. Hale, dated December 7, 2004. Incorporated by reference to Exhibit 10.3 of AmeriVest's Current Report on Form 8-K filed with the SEC on December 10, 2004.
10.19D
Change in Control Agreement between AmeriVest Properties Inc. and Charles K. Knight, dated December 7, 2004. Incorporated by reference to Exhibit 10.4 of AmeriVest's Current Report on Form 8-K filed with the SEC on December 10, 2004.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
21	Subsidiaries of AmeriVest Properties Inc.
23	Consent of KPMG LLP
31.1	Section 302 Certifications of Chief Executive Officer
31.2	Section 302 Certifications of Chief Financial Officer
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer