Form 10-K/A
period 2004-12-31
AMERIVEST PROPERTIES INC
filed 2005-04-29
CIK 927102

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

None.
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Based on the closing price of the registrant's common shares on June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $125,478,000.

        At April 22, 2005, there were 24,022,597 of the registrant's common shares outstanding.

EXPLANATORY NOTE

        This amendment on Form 10-K/A is being filed in order to amend AmeriVest Properties Inc.'s ("AmeriVest", "we" or "our") Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as originally filed with the Securities and Exchange Commission on March 16, 2005, in the following respects:

  1.
  To include the information required by Item 9A in Part II of the Annual Report on Form 10-K in accordance with Release 34-50754, which allows for a 45-day extension period in which to file such information.

  2.
  To include Management's Report on Internal Controls over Financial Reporting and the accompanying report by AmeriVest's independent registered public accountants.

  3.
  To include the information required by Items 10, 11, 12, 13 and 14 in Part III of the Annual Report on Form 10-K in lieu of incorporation by reference to AmeriVest's proxy statement for its 2005 Annual Meeting of Stockholders; and

  4.
  To amend the Exhibit Index in Item 15 in Part IV of the Annual Report on Form 10-K to redesignate one of the Exhibits in a manner more consistent with the overall presentation of Exhibits and other conforming changes.

i

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        In assessing the effectiveness of our system of internal control over financial reporting, our management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO"). Based on our assessment and utilizing the criteria set forth by COSO, our management believes that the internal control of AmeriVest and its subsidiaries over financial reporting was effective as of December 31, 2004. Our assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Inherent Limitations on Effectiveness of Controls

        Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

        All internal control systems, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected, even with respect to those systems of internal control that are determined to be effective. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Audit Committee Oversight

        The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and with our independent registered public accounting firm to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Ethics), and the nature, extent, and results of external audits. Our auditors have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in the Annual Report on Form 10-K, and as subsequently approved in this Form 10-K/A.

Changes in Internal Control Over Financial Reporting

        There have not been any significant changes in AmeriVest's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during or since AmeriVest's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, AmeriVest's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AmeriVest Properties Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that AmeriVest Properties Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AmeriVest Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of AmeriVest Properties Inc.'s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that AmeriVest Properties Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO Commission. Also, in our opinion, AmeriVest Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmeriVest Properties Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
April 29, 2005

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Directors And Executive Officers

        Set forth in the following table are the names of our directors and executive officers, their respective positions and ages, and the year in which each director was initially elected as a director of AmeriVest. The term of each of our directors will terminate at the 2005 annual meeting of stockholders.

        Additional information concerning each of these directors and executive officers is shown below.

Name	Age	Position with AmeriVest	Initial Date as Director
William T. Atkins(4)(5)	56	Chief Executive Officer, Director and Chairman of the Board	1999
Charles K. Knight(4)(6)	47	President, Chief Operating Officer and Director	1999
John B. Greenman	50	Vice President and Chief Investment Officer	—
Kathryn L. Hale	55	Chief Financial Officer and Secretary	—
Other Directors
Harry P. Gelles(1)(2)(3)	71	Director	2000
Alexander S. Hewitt	47	Director and Vice Chairman	2004
Robert W. Holman, Jr.(2)(3)(4)	61	Director and Outside Lead Director	2001
John A. Labate(1)(3)	56	Director	1995
Jerry J. Tepper(1)(2)(3)(4)	67	Director	2000
Patrice Derrington(3)(4)	49	Director	2003

(1)
Member of the Audit Committee of the Board.

(2)
Member of the Compensation Committee of the Board.

(3)
Member of the Nominating and Governance Committee of the Board.

(4)
Member of the Acquisition Committee of the Board.

(5)
Mr. Atkins will resign from his position as Chief Executive Officer effective April 30, 2005. Mr. Atkins will continue to serve as the Chairman of the Board.

(6)
Mr. Knight was appointed to serve as Chief Executive Officer, effective May 1, 2005.

        William T. Atkins has served as a director of AmeriVest since August 1999, as our Chief Executive Officer from December 1999 to April 2005, and as Chairman of the Board since December 2000. Mr. Atkins will resign from his position as Chief Executive Officer effective April 30, 2005. Mr. Atkins became an employee of AmeriVest on January 1, 2002 as a result of our purchase of the administrative and property management and accounting services business of Sheridan Realty Advisors, LLC ("SRA"). He has also served as Chairman and a managing member of SRA since December 1999. Since 1990, he has served as President of Sheridan Realty Corp., of which he is a principal stockholder and co-founder. Since 1996, Mr. Atkins has also served as general partner of Atkins Ltd. Partnership, an investment company. Since 1996, Mr. Atkins has served as a director of Rock River Trust Company, which is involved in trust administration, and from 1996 through 1998, he served as President of Rock River Trust Company. Prior to forming Sheridan Realty Corp., Mr. Atkins was the President and co-owner of E.K. Williams, an international consulting firm specializing in the franchise industry.

Earlier, he was the founder and a senior executive of Watkins Pacific Corporation, a private conglomerate based in Honolulu with multinational operations. Mr. Atkins also developed and managed various real estate developments in Hawaii as a partner in Atkins & Ash. Mr. Atkins earned a Bachelor of Arts degree in economics from Stanford University in 1971.

        Charles K. Knight has served as our President and Chief Operating Officer since October 2000, as a director of AmeriVest since August 1999 and as a Vice President and our corporate Secretary from December 1999 to October 2000. Effective May 1, 2005, Mr. Knight was appointed to serve as our Chief Executive Officer and will continue to serve as President and as a director of AmeriVest. Mr. Knight became an employee of AmeriVest on January 1, 2002 as a result of our purchase of the administrative and property management and accounting services business of Sheridan Realty Advisors. He also served as President and a managing member of Sheridan Realty Advisors from December 1999 through December 2002. Since 1998, Mr. Knight has served as Vice President and a member of Sheridan Development, LLC. Since 1996, Mr. Knight has been the owner and served as the President of Abaco Investment Group, a real estate investment company. Earlier, Mr. Knight was a Vice President of Public Storage Inc., a publicly-traded REIT, and Vice President and General Counsel of Cardis Corporation, a publicly-traded automotive parts distributor, and he worked for several years as a corporate securities attorney with firms in New York and Los Angeles. Mr. Knight received his Bachelor of Arts degree from the University of California at Santa Barbara in 1977, and his Juris Doctor and Masters of Business Administration degrees from the University of California at Los Angeles in 1982. Mr. Knight maintains an inactive law license in the States of Colorado, New York and California.

        John B. Greenman has served as our Vice President and Chief Investment Officer of AmeriVest since January 2000. Mr. Greenman became our employee on January 1, 2003 following the termination of our Advisory Agreement with Sheridan Realty Advisors. From December 1999 through December 2002, he has also served as Senior Vice President and a member of Sheridan Realty Advisors. Since 1994, he has served as Vice President of Sheridan Realty Corp. and as a senior officer of other Sheridan Group companies. Prior to joining The Sheridan Group, Mr. Greenman was a Senior Director in the Real Estate Capital Markets Group at Continental Bank in Chicago. He first joined Continental in 1979 and held several corporate banking positions, including an assignment to the bank's London branch. Mr. Greenman also worked at First Interstate Bank. He graduated from Amherst College in 1976 and in 1979 received his Masters of Arts degree from the School of Advanced International Studies at Johns Hopkins University. Mr. Greenman is a member of the Urban Land Institute.

        Kathryn L. Hale has served as our Chief Financial Officer and corporate Secretary of AmeriVest since December 2003. From June 2001 to December 2003, Ms. Hale served as a Financial Consultant with Kern Consulting, LLC and with Resources Connection, each a financial consulting firm. From February 2001 to June 2001, she served as the Chief Financial Officer and Senior Vice President of On Command Corporation, an in-hotel entertainment provider, and from August 2000 to February 2001, as Vice President of Finance. From June 1999 to August 2000, Ms. Hale served as a Financial Consultant for Resources Connection; her clientele included On Command Corporation. From 1997 to December 1999, Ms. Hale served as Chief Financial Officer of InterComm Holdings, LLC, an international cable holding company; from 1986 to 1997, she serves as VP/Controller for Rifkin & Associates, an affiliate of InterComm Holdings. Ms. Hale graduated from the University of Colorado at Denver with a B.S. in Accounting in 1977 and received her CPA certificate in the state of Colorado, currently on inactive status, in 1979.

Other Directors

        Patrice Derrington has served as a director of AmeriVest since 2003. She is the CEO of Campus Living Pty Ltd, which provides student accommodation at colleges in Australia. From 1996 until 2004,

Ms. Derrington served as a Managing Director of Victory Capital Management and was the founder and manager of the Victory Real Estate Investment Fund, a real estate securities mutual fund. From March through December 2002 Ms. Derrington also served as Vice President of the Lower Manhattan Development Corp., where she was responsible for financial structuring for the revitalization of Lower Manhattan and projects related to redevelopment of the World Trade Center site. From 1991 through 1996, Ms. Derrington was a Vice President with Chemical Bank (JP Morgan), working in the area of real estate finance. Previously Ms. Derrington was an assistant professor in real estate with M.I.T. and Carnegie-Mellon University. Ms. Derrington graduated from the University of Queensland in Australia with a Bachelor of Architecture (Hons), earned a Ph.D. in Architecture/Civil Engineering from the University of California at Berkeley, California and a Master of Business Administration degree from Harvard University.

        Harry P. Gelles has served as a director of AmeriVest since June 2000. Mr. Gelles has been a private investor since 1985. During 1998, Mr. Gelles briefly served as a Managing Director of Cruttenden Roth, Inc., an investment banking firm. Mr. Gelles has fifteen years experience in investment banking, serving as a senior executive with Goldman Sachs & Company, White Weld & Co. and Dean Witter. Mr. Gelles also has extensive experience in real estate with Del Webb Corporation for eight years and as a private investor in several real estate development projects in Colorado Springs, Phoenix and Sacramento. Mr. Gelles serves on the Board of Directors of Chelsea Management Company, a private investment management company, Scent Air Technologies, Inc. and on numerous private and charitable boards. Mr. Gelles received his Bachelor of Arts and Masters of Business Administration degrees from Harvard University.

        Alexander S. Hewitt has served as a director of AmeriVest and as our Vice Chairman since March 2004. Mr. Hewitt also served as Vice President of AmeriVest from January 2000 to December 2003 and as corporate Secretary from October 2000 to December 2003. Mr. Hewitt has also served as Vice Chairman of Sheridan Realty Advisors since December 1999. Since 1990, Mr. Hewitt has also served as Vice President of Sheridan Realty Corp., of which he is a principal stockholder and co-founder and has held senior positions with other Sheridan Group companies. Since 1996, Mr. Hewitt has served as a director of Rock River Trust Company, which is involved in trust administration. Prior to founding Sheridan Realty Corp. with Mr. Atkins, Mr. Hewitt was Managing Director of his family's investment banking group. Earlier, he served as Assistant Treasurer in the international department of Chase Manhattan Bank, and was Managing Director of Archives Inc., a computer manufacturing and marketing firm in Davenport, Iowa. Mr. Hewitt earned a Bachelor of Arts degree in economics and a Bachelor of Science degree in Physics from Knox College in Galesburg, Illinois in 1982.

        Robert W. Holman, Jr. has served as a director of AmeriVest since March 2001. Mr. Holman is also a director of I-Star Financial, a publicly-traded finance company. He is the co-founder of TriNet Corporate Realty Trust and served ten years as Chief Executive Officer and Chairman of the Board of TriNet and its predecessor, Holman/Shidler Capital, Inc., until the 1999 merger of TriNet and Starwood Financial. Starwood Financial changed its name to I-Star Financial in April 2000. Mr. Holman graduated from the University of California at Berkeley with a degree in economics, earned a Masters degree in economics from Lancaster University, England, where he was a British Council Fellow, and is a former Harvard University Loeb Fellow. He has served as a board member, director or senior executive for a number of companies in the U.S., Britain and Mexico in the building materials, construction, finance, Internet commerce, real estate and travel industries.

        John A. Labate has served as a director of AmeriVest since May 1995. Mr. Labate is the Vice President and Chief Financial Officer of Constellation Copper Corporation, a copper exploration and development company. From September 1999 to March 2004, Mr. Labate was the Vice President and Chief Financial Officer of Applied Optical Technology, Inc., a provider of anti-counterfeiting technologies. From 1997 to August 1999, Mr. Labate was Vice President and Chief Financial Officer of GeoBiotics, Inc., a Denver based mineral technology company. Prior to 1997, Mr. Labate served as the

Chief Financial Officer, Secretary, and Treasurer of Crown Resources Corporation, a publicly traded, Denver, Colorado based international gold mining and exploration company. Mr. Labate received his Bachelor of Science degree in accounting from San Diego State University.

        Jerry J. Tepper has served as a director of AmeriVest since December 2000. Mr. Tepper has been President of Tepco, Inc., a privately-held real estate investment company, since 1997, President of CF Group Ltd., a privately-held investment company in the retail food business, since 1964, and President of Schoenberg Farms, Inc., a dairy product company, since 1987. Prior to forming Tepco, Mr. Tepper was also a director of Citizens Bank in Westminster, Colorado, when it was purchased by Vectra Bank in 1999. From 1975 through 1980, Mr. Tepper was a director of Regal Petroleum, and from 1979 to 1983, he was a member of the United States Chamber of Commerce Food and Agriculture Committee.

Audit Committee

        The Audit Committee currently consists of Messrs. Gelles, Labate, and Tepper, with Mr. Labate serving as the chair of the committee. The Board of Directors has determined that all members of the Audit Committee are "independent" within the meaning of the American Stock Exchange's listing standards and the Securities and Exchange Commission rules governing audit committees. In addition, the Board of Directors has determined that Mr. Labate meets the SEC criteria of an "audit committee financial expert" as defined under the applicable SEC rules.

Code of Ethics

        The Company has adopted a Code of Ethics for directors, officers, and employees. This Code of Ethics is intended to promote honest and ethical conduct, compliance with applicable laws, full and accurate reporting, and prompt internal reporting of violations of the code, as well as other matters. The Company will provide a copy of its Code of Ethics to any person without charge, upon written request to: Secretary, AmeriVest Properties, Inc., 1780 South Bellaire Street, Suite 100, Denver, Colorado 80222. The Code of Ethics is also available on our website at http://www.amvproperties.com.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10 percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. We believe that during the year ended December 31, 2004, our officers, directors and holders of more than 10 percent of our common stock complied with all Section 16(a) filing requirements, except Mr. Atkins and Mr. Knight each filed one late report each with respect to one transaction and Ms. Derrington and Mr. Hewitt each filed one late report each with respect to two transactions.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

        The following table sets forth in summary form the compensation we paid to the executive officers listed below for the year ended December 31, 2004, who are referred to in this section as the named executive officers. The four primary and on-going components of our executive compensation program are: salary, bonus, annual incentives, and long term incentives.

        The annual incentive component of our executive total compensation program for our Chief Executive Officer and Chief Operating Officer, established in May 2003, is in the form of an annual performance bonus. Specifically, we granted an annual performance bonus to each of Messrs. Atkins and Knight of up to $117,000 each, based on our total return performance over the year relative to other office real estate investment trusts ("REITs"), as determined by the National Association of Real

Estate Investment Trusts ("NAREIT"). At our discretion, bonuses over a certain size may be paid 50% in cash and 50% in restricted stock. In 2004, each of Messrs. Atkins and Knight earned no bonuses under the program. These bonuses are disclosed in the "Summary Compensation" table below.

        The long-term incentive component of our executive total compensation program for our Chief Executive Officer and Chief Operating Officer, established in May 2003, is in two forms, restricted stock grants and a three-year performance award. At that time, we made a restricted stock grant to each of Messrs. Atkins and Knight, each in the amount of 58,000 shares, to be awarded to each of them ratably over five years commencing January 2004. Each participant also will receive a cash payment equal to the amount of the dividend on the unvested shares. These restricted stock grants are disclosed in the "Summary Compensation" table below. In addition, we introduced a three-year performance award for Messrs. Atkins and Knight of up to $351,000 each, based on our total return performance over the three years ending December 31, 2005 relative to other office REITs, as determined by NAREIT. At our discretion, bonuses over a certain size may be paid 50% in cash and 50% in restricted stock. These long-term incentives are designed to focus the leadership team on driving both growth and continuous operational improvements that are critical to the future sustained success of the business, and are disclosed under "Long Term Incentive Plan Awards" below.

        Our other named executive officers are eligible for bonuses, payable in cash or stock, based on several factors, including individual and company goals and performance during the past year.

Summary Compensation Table

	Annual Compensation					Long Term Compensation
						Awards		Payouts
Name and Principal Position	Year		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
William T. Atkins(1) Chairman and Chief Executive Officer	2004 2003 2002	(3)	185,000 175,000 78,333	— 38,000 —	— — —	— 371,200 —	— — —	— — —	18,096 — —	(2)
Charles K. Knight(1) President and Chief Operating Officer	2004 2003 2002	(3)	185,000 175,000 126,667	— 38,000 —	— — —	— 371,200 —	— — —	— — —	18,096 — —	(2)
Kathryn L. Hale Chief Financial Officer and Secretary	2004 2003 2002		150,000 13,000 —	50,000 — —	— — —	— — —	— — —	— — —	— — —
John B. Greenman Vice President and Chief Investment Officer	2004 2003 2002	(3)	210,000 210,000 25,000	25,000 25,000 —	25,000 25,000 —	— — —	— — —	— — —	— — —

(1)
Effective April 30, 2005, Mr. Atkins will resign from his position as Chief Executive Officer and Mr. Knight has been appointed to replace Mr. Atkins effective May 1, 2005.

(2)
Amounts shown represent cash payments made in connection with the unvested portion of the restricted stock granted to such person equal to the sum of (a) the per-share dividend paid in 2004 on the Company's common stock multiplied by (b) the number of shares of unvested restricted stock of the Company owned by such person.

(3)
Prior to January 1, 2002, all of our properties were managed under an Advisory Agreement with SRA, and we did not have any salary obligations or long-term compensation arrangements. As a result of our purchase of the administrative and property management and accounting services business of SRA effective January 1, 2002, 25 of SRA's 31 employees, including Messrs. Atkins and Knight became our employees and managed our day-to-day operations. Messrs. Atkins and Knight also remained employees of SRA and their 2002 salary obligations were shared between us and SRA such that we were responsible for paying their cash compensation and SRA was responsible for accruing their deferred compensation as a liability of SRA. Effective November 1, 2002, the Advisory Agreement between SRA and us was terminated and at that time the salary obligations of Messrs. Atkins, Greenman and Knight, as well others, became our sole responsibility.

Option Grants in Last Fiscal Year

        We did not grant any options or stock appreciation rights to our named executive officers during the year ended December 31, 2004.

Aggregated Option Exercises and Year-End Option Value

        Our named executive officers did not exercise any stock options during the year ended December 31, 2004. No unexercised stock options were held by the named executive officers as of December 31, 2004.

Long Term Incentive Plan Awards

        For a description of our long term incentive plan, see "Summary Compensation" above.

Three Year Performance Award Program

Name	Performance Period	Total Target Three Year Award Opportunity	Portion Earned to Date	Payable
William T. Atkins	2003 - 2005	$351,000	$0	December 2005
Charles K. Knight	2003 - 2005	$351,000	$0	December 2005

Compensation of Outside Directors

        We compensated our outside directors at a rate of $3,000 per quarter plus 800 shares of bonus stock per half-year. We also reimburse our directors for expenses incurred in attending meetings and for other expenses incurred on our behalf. Also, in connection with committee service, each member of the Audit Committee receives an additional $1,000 per year, payable quarterly, and 200 shares of bonus stock, payable semi-annually. The chair of the Audit Committee receives an additional $5,000 per year, payable quarterly. Similarly, the chair of each of the Nomination and Governance Committee and Acquisition Committee receives an additional $1,500 per year. Each outside director who is a member of the Compensation, Nomination and Governance, or Acquisition Committee receives an additional $500 per year per committee, payable quarterly, and 100 shares of bonus stock per year per committee, payable semi-annually. On March 15, 2005, in connection with our review of strategic alternatives and other matters, the Board approved the formation of a special committee composed of all five outside directors. Each committee member shall be entitled to receive (whether or not a proposed transaction is agreed to or consummated), in his or her capacity as such, a fee in the amount of $25,000 ($50,000 in the case of the lead outside director) to be paid on the earlier of (i) the date of the consummation of a proposed transaction or (ii) the date of termination or cessation of all discussions with respect to any proposed transaction, plus a $500 fee per committee meeting that such member attends.

Employment, Termination of Employment and Change-in-Control Arrangements

  Severance Agreement

        In December 2003, we entered into a Severance Agreement and Release with Mr. Scott Ikenberry, our former Chief Financial Officer. Under the terms of the agreement, Mr. Ikenberry received severance payments for twelve months commencing in January 2004, payable monthly, based on his monthly salary at the time he ceased being our Chief Financial Officer. During this severance period, Mr. Ikenberry also received, among other things, certain insurance coverage and other benefits, and an office and executive suite services at no charge for a one-year period which ended in December 2004.

        In April 2005, we entered into a Severance Agreement and Release with Mr. William T. Atkins, who had previously announced that he was resigning as the Company's Chief Executive Officer effective April 30, 2005. Under the terms of the Severance and Release Agreement, Mr. Atkins' regular compensation will continue for a period of five (5) months, commencing May 1, 2005. In addition, the unvested portion of those restricted shares of common stock due to Mr. Atkins under the Company's Long-Term Incentive Plan (other than those shares that relate to the current or future performance of the Company) shall vest automatically on April 30, 2005, a total of 34,800 shares. Mr. Atkins will also be entitled to continued use of his existing or a similar office designated by the Company at the Sheridan center property in Denver, Colorado, at no charge to Mr. Atkins, for a period of one year, commencing May 1, 2005. The Severance and Release Agreement also contains customary indemnification provisions, releases, covenants, confidentiality, and non-solicitation provisions.

  Change of Control Agreements

        On December 7, 2004, we entered into change of control agreements with Messrs. Atkins, Greenman and Knight and Ms. Hale. Mr. Atkins' agreement will terminate automatically when he ceases to be an officer of AmeriVest, effective April 30, 2005.

        Each agreement provides that upon a change of control, any and all common shares, options, or other forms of securities issued by us and beneficially owned by the executive (whether granted before or after the date of the change of control agreement) that are unvested, restricted, or subject to any similar restriction that would otherwise require continued ownership by the executive beyond the change of control date in order to be vested in the hands of the executive, shall vest automatically.

        In addition, if during the protection period following a change of control date, the executive's employment is terminated by us other than for cause or disability or other than as a result of the executive's death or if the executive terminates his employment for good reason, the Company (which means us or, if appropriate, our successor) shall pay to the executive in a lump sum in cash, within 10 days after the date of termination, the aggregate of the following amounts: accrued but unpaid base salary and vacation pay; a severance amount that other than with respect to Mr. Atkins, is equal to a multiple of the executive's annual and long-term compensation; and the value of any options or SARs held by such executive. For Mr. Knight, Mr. Greenman, and Ms. Hale, the multiples are 2.5, 2.0, and 1.5, respectively. For Mr. Atkins, the severance amount will be the sum of an amount not to exceed $700,000 due and payable if the Company exercises its termination right, such amount to be determined by the Board in its sole discretion before the change of control date, and an amount equal to 2.5 times the amount specified by the Company as long-term incentive compensation for Mr. Atkins for the year before the change of control occurs. The severance benefit shall be reduced as described below if the accountants determine (A) that the executive would, by reason of section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), be required to pay an excise tax on any part of the severance benefit or any part of any other payment or benefit to which executive is entitled under any plan, practice, policy, or program, and (B) the amount of the severance benefit that executive would retain on an after-tax basis, present value basis would be increased as a result of such reduction by an amount of at least $5,000. If the severance benefit is required to be reduced, it shall be reduced only to the extent required, in the opinion of the accountants, to prevent the imposition upon the executive of the tax imposed under section 4999 of the Code. The Company shall determine which elements of the severance benefit shall be reduced to conform to this requirement. Any determination made by the accountants shall be conclusive and binding on the executive.

        Similarly, at any time during the six month period following a change in control date, the executive shall have the right to terminate the executive's employment with the Company at the executive's sole discretion. In the event the executive exercises the executive termination right, the Company shall pay the executive in a lump sum in cash within 10 days after the date of termination the aggregate of the following amounts: accrued but unpaid base salary and vacation pay; a severance amount that is in most cases, is equal to a multiple of the executive's annual compensation; and the value of any options or SARs held by such Executive. For Mr. Knight, Mr. Greenman, and Ms. Hale, the multiple is 1.0.

For Mr. Atkins, the severance amount will be determined as described in the paragraph above, except that the multiple for the long-term incentive compensation portion of the severance amount will also be 1.0.

Equity Compensation Plan Information

        The following table summarizes our equity compensation plan information as of December 31, 2004. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	Shares of Common Stock to be Issued Upon Exercises of Outstanding Options, Warrants and Rights	Weighted-Average of Exercise Price of Outstanding Options, Warrants and Rights	Shares of Common Stock Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Stockholders	127,000	$6.20	369,818
Equity Compensation Plans not Approved by Stockholders	0	n/a	0
Totals	127,000	$6.20	369,818

1995 and 1998 Stock Option Plans

        Pursuant to our 1995 and 1998 Stock Option Plans (collectively, the 95-98 Option Plans), we may grant options to purchase an aggregate of 330,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 95-98 Option Plans may be incentive options qualifying for beneficial tax treatment for the recipient, non-qualified options or non-qualified, non-discretionary options. Directors who are not employees of the Company (outside directors) automatically receive options to purchase 12,000 shares pursuant to the 95-98 Option Plans at the time of their election. None of these options are exercisable at the time of grant. One-third of these options become exercisable on December 30 of each of the first three years immediately following the date of grant. The exercise price for options granted to outside directors is the fair market value of the common stock on the date of grant, and all options granted to outside directors expire five years from the date of grant. On the date that all of an outside director's options become exercisable, options to purchase an additional 12,000 shares, none of which are exercisable at that time, shall be granted to that outside director.

        At December 31, 2004, options to purchase an aggregate of 127,000 shares of common stock were outstanding under the option plans. At December 31, 2004, no shares of common stock were available under the option plans.

        All options granted under the 1998 Stock Option Plan will become fully exercisable upon the occurrence of a change in control of AmeriVest upon certain mergers or other reorganizations or asset sales.

        Options granted under either the 1995 Stock Option Plan or the 1998 Stock Option Plan generally are not transferable during the option holder's lifetime.

2003 Long-Term Incentive Plan

        Our stockholders approved the AmeriVest Properties Inc. 2003 Long-Term Incentive Plan at our 2003 annual meeting. Pursuant to the 2003 Long-Term Incentive Plan, we may grant options, stock appreciation rights, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units equivalent to 500,000 shares of common stock (subject to individual limits). The options granted pursuant to the 2003 Long-Term Incentive Plan may be incentive stock options that qualify for beneficial tax treatment to the recipient or non-qualified stock options. It is expected that options and stock appreciation rights will satisfy the requirements for "performance-based compensation" as that term is used in section 162(m) of the Code.

        At December 31, 2004, 369,818 shares of common stock were available under the 2003 Long-Term Incentive Plan.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee currently consists of Mr. Holman (Chairman) and Messrs. Gelles and Tepper. The Compensation Committee is responsible for making recommendations to the Board of Directors regarding executive compensation matters. The Board of Directors has determined that all members of the Compensation Committee are "independent" within the meaning of the American Stock Exchange's listing standards, without reliance on exceptional or limited circumstances, and should continue to serve on the Compensation Committee until the Company's 2005 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of April 22, 2005, there were 24,022,597 shares of our common stock outstanding. The following table sets forth certain information as of that date with respect to the beneficial ownership of our common stock by each director and named executive officer and by all executive officers and directors as a group. No other person is known by us to be the beneficial owner of more than five percent of our common stock.

Name and Address of Beneficial Owners	Number of Shares Beneficially Owned(1)		Percentage of Shares Outstanding
William T. Atkins 1780 South Bellaire Street, Suite 100 Denver, Colorado 80222	816,078	(2)	3.40%
Patrice Derrington 4 Terry Road, P.O. Box 1123 East Hampton, New York 11937	11,200	(3)	*
Harry P. Gelles 1114 State Street, Suite 236 Santa Barbara, California 93101	32,303	(4)	*
John B. Greenman 1780 South Bellaire Street, Suite 100 Denver, Colorado 80222	24,538	(5)	*
Kathryn L. Hale 1780 South Bellaire Street, Suite 100 Denver, Colorado 80222	0		*
Alexander S. Hewitt 1780 South Bellaire Street, Suite 100 Denver, Colorado 80222	1,209,405	(6)	5.03%
Robert W. Holman, Jr. P.O. Box 8 Pebble Beach, California 93921	29,247	(7)	*
Charles K. Knight 1780 South Bellaire Street, Suite 100 Denver, Colorado 80222	85,974	(8)	*
John A. Labate 6837 High Drive Morrison, Colorado 80465	43,250	(9)	*
Jerry J. Tepper 7201 North Sheridan Arvada, Colorado 80003	509,050	(10)	2.12%
All Officers and Directors as a Group (10 persons)	2,169,457	(11)	9.03%

*
Less than one percent

(1)
"Beneficial ownership" is defined in the regulations promulgated by the SEC as having or sharing, directly or indirectly, (1) voting power, which includes the power to vote, or to direct the voting of, shares of the common stock of an issuer, or (2) investment power, which includes the power to dispose, or to direct the disposition of, shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)
Includes the following shares which may be deemed to be beneficially owned by Mr. Atkins due to the relationship set forth opposite each entry. Mr. Atkins disclaims beneficial ownership of 72,444 shares.

Number of Shares	Nature of Ownership
224,241	The shares are owned by Atkins Family Limited Partnership, in which Mr. Atkins holds a direct interest and is the general partner.
72,444	The shares are owned by Rock River Trust Company, or RRTC, in RRTC's capacity as trustee of various trusts. Mr. Atkins is a director of RRTC but does not vote on any matters concerning RRTC's acquisition, voting or disposition of AmeriVest's securities. The 72,444 shares are included three times in the table for each of Mr. Atkins, Mr. Hewitt and for all officers and directors as a group.
166,826	The shares are owned by Sheridan Management Corporation, in which Mr. Atkins holds a 50% interest and is a director. The 166,826 shares are included three times in the table for each of Mr. Atkins, Mr. Hewitt and for all officers and directors as a group.
352,293	The shares are owned by Sheridan Realty Advisors, in which Mr. Atkins holds a 50% interest and is a managing member. The 352,293 shares are included three times in the table for each of Mr. Atkins, Mr. Hewitt and for all officers and directors as a group.
274	The shares are held by Mr. Atkins' minor children.

Mr. Atkins and Mr. Hewitt have entered into an agreement providing that, unless and until either person decides otherwise, each will conduct his activities with respect to our securities as if the two of them are a "group" under the Exchange Act.

(3)
Includes 3,200 shares owned directly by Ms. Derrington and 8,000 shares underlying currently exercisable options held by Ms. Derrington.

(4)
Includes 10,303 shares owed directly by Mr. Gelles, and 22,000 shares underlying currently exercisable options held by Mr. Gelles.

(5)
Shares owned directly by Mr. Greenman.

(6)
Includes the following shares which may be deemed to be beneficially owned by Mr. Hewitt due to the relationship set forth opposite each entry. Mr. Hewitt disclaims beneficial ownership of 72,444 shares.

Number of Shares	Nature of Ownership
4,000	These shares are underlying currently exercised options held by Mr. Hewitt.
613,842	The shares are owned by the Alexander S. Hewitt Revocable Trust, or the Hewitt Trust, for which Mr. Hewitt is a trustee and beneficiary.
72,444	The shares are owned by Rock River Trust Company, or RRTC, in RRTC's capacity as trustee of various trusts. Mr. Atkins is a director of RRTC but does not vote on any matters concerning RRTC's acquisition, voting or disposition of AmeriVest's securities. The 72,444 shares are included three times in the table for each of Mr. Atkins, Mr. Hewitt and for all officers and directors as a group.
166,826	The shares are owned by Sheridan Management Corporation, in which Mr. Atkins holds a 50% interest and is a director. The 166,826 shares are included three times in the table for each of Mr. Atkins, Mr. Hewitt and for all officers and directors as a group.
352,293	The shares are owned by Sheridan Realty Advisors, in which Mr. Atkins holds a 50% interest and is a managing member. The 352,293 shares are included three times in the table for each of Mr. Atkins, Mr. Hewitt and for all officers and directors as a group.

Mr. Atkins and Mr. Hewitt have entered into an agreement providing that, unless and until either person decides otherwise, each will conduct his activities with respect to our securities as if the two of them are a "group" under the Exchange Act.

(7)
Includes 25,247 shares owned directly by Mr. Holman and 4,000 shares underlying currently exercisable options held by Mr. Holman.

(8)
Includes 85,564 shares owned directly by Mr. Knight and 410 shares held by his minor children.

(9)
Includes 27,250 shares owned directly by Mr. Labate and 16,000 shares underlying currently exercisable options held by Mr. Labate.

(10)
Includes 56,550 shares owned directly by Mr. Tepper, 444,500 shares owned directly by investment companies which are controlled by Mr. Tepper and 8,000 shares underlying currently exercisable options held by Mr. Tepper.

(11)
Certain of these shares are included three times in the table, for Mr. Atkins, for Mr. Hewitt, and for all officers and directors as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

        Effective January 1, 2004, Alexander S. Hewitt, Director and Vice Chairman, had served as a consultant to the Company pursuant to a Consulting Agreement. His services may include consulting with and advising officers of the Company on product development, property design and quality control, and providing assistance in maintaining relationships with stockholders, potential investors, financial advisors, customers and suppliers of the Company. The services as a consultant shall be coordinated with and accomplished in conjunction with the officers of the Company. The Chief Executive Officer may also request Mr. Hewitt to undertake reasonable consulting and managerial assignments on behalf of the Company. Mr. Hewitt receives $36,000 per year plus certain health insurance benefits for his services. He also has access to an office and phone and computer network in the Company's offices at no charge. In April 2005, we agreed with Mr. Hewitt to terminate the Consulting Agreement, effective July 22, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The firm of KPMG LLP serves as our independent public accountants. The Audit Committee, in its discretion, may direct the appointment of different public accountants at any time during the year if the Audit Committee believes that a change would be in the best interests of our stockholders.

  Fees and Services for 2003 and 2004

        The table below sets forth the aggregate fees paid by us for audit, audit-related, tax and other services provided by KPMG LLP to us during each of the last two fiscal years.

	2004	2003
Audit fees	$487,411	$198,341
Audit-related fees	16,000	—
Tax fees	147,719	82,500
All other fees	—	—

Total	$651,130	$280,841

        "Audit" services included the audit of the our annual financial statements, review of financial statements included in the our quarterly reports on Form 10-Q, review of Securities and Exchange Commission filings, consents, registration statements, comfort letters and other services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

        "Audit-related" services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These services include audits of employee benefit plans and other services not directly impacting the audit of the annual financial statements and related services. KPMG LLP performed no such services during 2003.

        "Tax" services consisted of the preparation and/or review of, and consultations with respect to, federal, state, and local tax returns, including property taxes.

        "All other" services include fees billed services not considered audit or tax services. KPMG LLP performed no such services during 2004 or 2003.

Pre-Approval Policies and Procedures

        In accordance with the SEC's auditor independence rules, the Audit Committee has established policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to us by our independent auditor.

        None of the services described above under "Fees and Services for 2004 and 2003" was approved by the Audit Committee after the fact in reliance upon the de minimis exception to the SEC's rules requiring pre-approval of such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

        The following documents are filed as part of this report:

  (c)
  Exhibits:

      The exhibits required by Item 601 of Registration S-K are listed in the Index to Exhibits on page EI-1 to EI-3 of this Form 10-K/A, which is incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIVEST PROPERTIES INC.
	By:	/s/ WILLIAM T. ATKINS
William T. Atkins, Chief Executive Officer
Date: April 29, 2005

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM T. ATKINS William T. Atkins	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	April 29, 2005
/s/ CHARLES K. KNIGHT Charles K. Knight	Chief Operating Officer, President and Director	April 29, 2005
/s/ KATHRYN L. HALE Kathryn L. Hale	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Secretary	April 29, 2005
/s/ PATRICE DERRINGTON Patrice Derrington	Director	April 29, 2005
/s/ HARRY P. GELLES Harry P. Gelles	Director	April 29, 2005
/s/ ALEXANDER S. HEWITT Alexander S. Hewitt	Director	April 29, 2005
/s/ ROBERT W. HOLMAN, JR. Robert W. Holman, Jr.	Director	April 29, 2005
/s/ JOHN A. LABATE John A. Labate	Director	April 29, 2005
/s/ JERRY J. TEPPER Jerry J. Tepper	Director	April 29, 2005

S-1

EXHIBIT INDEX

Number	Description
2	Form of Agreement and Plan of Merger of AmeriVest and AMVP Inc. (to reincorporate in Maryland). Incorporated by reference to Exhibit A of AmeriVest's Definitive Proxy Statement concerning AmeriVest's June 29, 1999 Annual Meeting of Stockholders filed with the SEC on May 27, 1999.
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
10.4E
Third Amendment to Revolving Credit Agreement between AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated March 16, 2004. Incorporated by reference to Exhibit 10.12F of AmeriVest's Annual Report on Form 10-K filed with the SEC on March 16, 2005.
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
10.6A
Deed of Trust between AmeriVest Mesa Inc. and Allstate Life Insurance Company dated September 8, 2003. Incorporated by reference to Exhibit 10.1 of AmeriVest's Current Report on Form 8-K filed with the SEC on November 7, 2003.
10.6B
Mortgage Note by AmeriVest Mesa Inc. to Allstate Life Insurance Company dated September 8, 2003. Incorporated by reference to Exhibit 10.2 of AmeriVest's Current Report on Form 8-K filed with the SEC on November 7, 2003.
10.7A	Loan Agreement between AmeriVest Centerra Inc., AmeriVest Parkway Inc., and AmeriVest Black Canyon Inc. and Greenwich Capital Financial Products Inc. dated September 19, 2003.
10.7B	Promissory Note by AmeriVest Centerra Inc., AmeriVest Parkway Inc., and AmeriVest Black Canyon Inc. to Greenwich Capital Financial Products Inc. dated September 19, 2003.
10.10
AmeriVest Properties Inc. 2003 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.22 of AmeriVest's Registration Statement on Form SB-2/A filed with the SEC on May 29, 2003 (Registration No. 333-105183).
10.11	Severance Agreement and Release between AmeriVest Properties Inc. and D. Scott Ikenberry.
10.12A	Unsecured Revolving Credit Agreement among AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated December 15, 2003.

10.12B	Revolving Credit Note by AmeriVest Properties Inc. to Fleet National Bank, as agent, dated December 15, 2003.
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
10.12E
First Amendment to Amended and Restated Unsecured Revolving Credit Agreement by and among AmeriVest Properties Inc., KeyBank National Association, as Administrative Agent, and others, as of October 20, 2004. Incorporated by reference to Exhibit 10.12E of AmeriVest's Annual Report on Form 10-K filed with the SEC on March 16, 2005.
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
10.17
AmeriVest Properties Inc. Deferred Compensation Plan for Directors and Executives, effective September 14, 2004. Incorporated by reference to Exhibit 10.17 of AmeriVest's Annual Report on Form 10-K filed with the SEC on March 16, 2005.
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
12.1
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends. Incorporated by reference to Exhibit 12.1 of AmeriVest's Annual Report on Form 10-K filed with the SEC on March 16, 2005.
21	Subsidiaries of AmeriVest Properties Inc. Incorporated by reference to Exhibit 21 of AmeriVest's Annual Report on Form 10-K filed with the SEC on March 16, 2005.
23	Consent of KPMG LLP.
31.1	Section 302 Certifications of Chief Executive Officer.
31.2	Section 302 Certifications of Chief Financial Officer.
32.1	Section 906 Certifications of Chief Executive Officer.
32.2	Section 906 Certifications of Chief Financial Officer.

QuickLinks

EXPLANATORY NOTE
PART II
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
SIGNATURES
EXHIBIT INDEX