Form 10-Q
period 2005-03-31
AMERIVEST PROPERTIES INC
filed 2005-05-09
CIK 927102

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

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

                The number of shares of the registrant’s common stock outstanding as of April 30, 2005 was approximately 24,023,000.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERIVEST PROPERTIES INC.

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Investment in real estate
Land	$57,228,891	$58,338,781
Buildings and improvements	250,995,920	256,128,341
Furniture, fixtures and equipment	1,479,252	1,451,152
Tenant improvements	15,157,255	15,157,570
Tenant leasing commissions	3,460,141	3,101,178
Intangible assets	22,990,483	23,019,763
Less: accumulated depreciation and amortization	(28,706,186)	(26,383,036)
Net investment in real estate	322,605,756	330,813,749

Cash and cash equivalents	789,177	1,859,660
Escrow deposits	7,391,244	7,726,652
Accounts receivable, net	697,759	671,251
Deferred rents receivable	3,886,484	3,430,609
Deferred financing costs, net	2,658,246	2,927,696
Prepaid expenses and other assets	676,479	524,072
Total assets	$338,705,145	$347,953,689

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Secured mortgage loans and notes payable	$205,382,327	$211,729,328
Unsecured line of credit	29,060,296	24,857,063
Accounts payable and accrued expenses	3,891,671	4,524,282
Accrued real estate taxes	3,887,197	4,486,712
Prepaid rents, deferred revenue and security deposits	3,986,636	4,190,202
Dividends payable	—	3,116,130
Total liabilities	246,208,127	252,903,717

Minority interest	1,491,976	1,580,057

Shareholders’ equity:
Preferred stock, $0.001par value Authorized: 5,000,000 shares Issued and outstanding: none	—	—
Common stock, $0.001 par value Authorized: 75,000,000 shares Issued and outstanding: 24,022,597 and 23,982,233 shares, respectively	24,023	23,982
Capital in excess of par value	132,704,946	132,585,840
Distributions in excess of accumulated earnings	(41,723,927)	(39,139,907)
Total shareholders’ equity	91,005,042	93,469,915
Total liabilities and shareholders’ equity	$338,705,145	$347,953,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2005	2004
Real Estate Operating Revenue:
Rental revenues	$12,639,220	$9,208,874

Real Estate Operating Expenses:
Property operating expenses -
Operating expenses	3,308,925	2,833,667
Real estate taxes	1,824,074	1,179,868
General and administrative expenses	1,315,813	932,549
Interest expense	3,826,087	2,612,254
Depreciation and amortization expense	4,783,989	2,697,096
Total operating expense	15,058,888	10,255,434

Loss from continuing operations	(2,419,668)	(1,046,560)

Other Income/(Loss):
Interest income	10,739	15,363
Equity in loss of affiliate	—	(18,076)
Minority interest	88,082	—
Total other income/(loss)	98,821	(2,713)

Loss before discontinued operations	(2,320,847)	(1,049,273)

Net earnings/(loss) from discontinued operations	(263,173)	674,262

Net loss	$(2,584,020)	$(375,011)

Loss per Share:
Basic	$(0.11)	$(0.02)
Diluted	$(0.11)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic	24,011,672	17,567,414
Diluted	24,011,672	17,567,414

Cash dividends paid per common share	$—	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2005

(unaudited)

	Common Stock			Distributions
			Capital in	in Excess of
			Excess of	Accumulated
	Shares	Amount	Par Value	Earnings	Total
Balance at December 31, 2004	23,982,233	$23,982	$132,585,840	$(39,139,907)	$93,469,915

Issuance of common stock:
Warrants exercised	1,500	2	7,499	—	7,501
Dividend Re-Investment Plan	6,609	7	41,049	—	41,056
Equity-based compensation	32,255	32	70,558	—	70,590
Net loss	—	—	—	(2,584,020)	(2,584,020)
Balance at March 31, 2005	24,022,597	$24,023	$132,704,946	$(41,723,927)	$91,005,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net loss	$(2,584,020)	$(375,011)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization expense	4,867,056	2,804,661
Loss/(gain) on sale	21,804	(574,276)
Amortization of deferred financing costs	290,065	166,114
Write-off of unamortized deferred financing costs	215,993	—
Equity in loss of affiliate	—	18,076
Minority interest	(88,082)	—
Equity-based compensation	70,590	88,326
Changes in assets and liabilities-
Accounts receivable	(26,508)	(588,747)
Deferred rents receivable	(455,875)	(230,790)
Prepaid expenses and other assets	(152,407)	(139,477)
Accounts payable and accrued expenses	(632,611)	402,065
Other accrued liabilities	(686,640)	148,523
Net cash flows provided by operating activities	839,365	1,719,464

Investing activities:
Acquisitions of real estate, net	—	(31,884,486)
Capital expenditures	(711,742)	(948,667)
Tenant improvements	(1,122,169)	(2,075,136)
Leasing commissions paid	(435,175)	(249,386)
Deposits on pending real estate acquisitions	—	(168,000)
Proceeds from sale, net of closing costs	—	4,049,229
Cash paid to complete deed-in-lieu transaction	(114,600)	—
Legal settlement	450,000	—
Ending cash balance of newly consolidated affiliate	—	92,732
Amounts paid to affiliate	—	(47,464)
Net cash flows used in investing activities	(1,933,686)	(31,231,178)

Financing activities:
Additions to mortgage loans and lines of credit	5,203,233	36,017,462
Payments on mortgage loans, notes payable and line of credit	(1,781,142)	(40,808,012)
Payment of deferred financing costs	(236,608)	(118,613)
Net proceeds from common stock offering	—	39,940,375
Net proceeds from exercising of options and warrants	7,501	79,099
Net change in escrow deposits	(94,072)	(2,826,032)
Dividends paid	(3,075,074)	(2,223,616)
Net cash flows provided by financing activities	23,838	30,060,663

Net change in cash and cash equivalents	(1,070,483)	548,949
Cash and cash equivalents at beginning of period	1,859,660	1,477,585
Cash and cash equivalents at end of period	$789,177	$2,026,534

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,611,511	$2,379,081

Significant non-cash investing and financing activities:
Basis of real estate involved in dead-in-lieu transaction	$5,160,022	—
Debt extinguishment as part of deed-in-lieu transaction	$5,565,858	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(unaudited)

1 — Organization

AmeriVest Properties Inc. (the Company) is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust (REIT).  The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants.  At March 31, 2005, the Company owned, or had an ownership interest in, 17 office properties located in metropolitan Denver, Dallas, Phoenix and Indianapolis.

2 — Interim Financial Statements

                The unaudited consolidated financial statements included herein were prepared from the records of the Company in accordance with U.S. generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements generally conform to the presentation reflected in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.  The consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These financial statements and notes therein should be read together with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2004.

                The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company’s net loss and loss per share for the three months ended March 31, 2005 and 2004 would have been changed to the pro forma amounts as indicated in the following table:

	Three Months Ended
	March 31,
	2005	2004

Net loss — as reported	$(2,584,020)	$(375,011)
Plus: Recognized equity-based compensation	70,590	88,326
Less: Total equity-based compensation expense based on fair value	(71,488)	(89,223)
Net loss — pro forma	$(2,584,918)	$(375,908)

Loss per basic share — as reported	$(0.11)	$(0.02)
Loss per diluted share — as reported	$(0.11)	$(0.02)

Loss per basic share — pro forma	$(0.11)	$(0.02)
Loss per diluted share — pro forma	$(0.11)	$(0.02)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004
Dividend yield	2.0%	7.5%
Volatility	9.3%	27.0%
Discount rate	2.7%	2.7%
Expected life (years)	2.2	5.0

4 — Transactions

Texas State Buildings sale

On March 2, 2005, the Company completed a Deed-In-Lieu Agreement to return our 13 non-core Texas State Buildings to the lender.  The properties, consisting of 222,542 square feet, were leased primarily to various agencies of the State of Texas and are located in Temple, Clint, El Paso, Hempstead, Lubbock, Marshall, Columbus, Paris, Mission, Arlington, Bellville and Amarillo, Texas.  The buildings secured a loan in the amount of $5.6 million, bearing interest at 7.66% through August 1, 2028 and had a net book value of $5.2 million (excluding approximately $383,000 in escrow deposits which were included as part of the transaction), subsequent to an impairment charge of $1.2 million recognized during the fourth quarter of 2004.  In 2005, the Company recognized a net loss of approximately $21,800 and wrote-off unamortized deferred financing costs in connection with the disposition of approximately $216,000, which are reflected in discontinued operations.

Dean Foods Lease — Chateau Plaza

                On March 22, 2005, the Company amended and extended its existing lease with Dean Foods Company for 120,607 rentable square feet in the Chateau Plaza building in Dallas, Texas.  Under the terms of the amendment, the lease is extended for at least a one-year term commencing January 1, 2006.  On or before July 1, 2005, Dean Foods has a one-time right to further extend the lease for up to an additional four years.  The base rental rate for the extended term commencing January 1, 2006 is $19.75 per rentable square foot, plus electricity and parking.

5 — Discontinued Operations

During the three months ended March 31, 2005, the Company completed a Deed-In-Lieu Agreement to return our 13 non-core Texas State Buildings to the lender.  The properties consisted of 222,542 square feet and had a net book value of $5.2 million (excluding certain deposits maintain by the lender) (see Note 4).  In accordance with SFAS 144, these properties were considered to have been abandoned and were not classified as held for sale prior to the disposition.  During the three months ended March 31, 2004, the Company sold its Texas Bank Buildings, which consisted of approximately 60,100 square feet and had a net book value of $3.2 million at disposition.  In accordance with SFAS No. 144, the operating results of these properties and the related gain/(loss) on the sale are included in discontinued operations for the three months ended March 31, 2005 and 2004.

  The following is a summary of the net income/(loss) of the properties which comprise discontinued operations:

	Three Months Ended
	March 31,
	2005	2004
Rental revenue	$263,357	$657,024

Property operating expenses -
Operating expenses	(121,720)	(241,166)
Real estate taxes	(40,754)	(74,369)
Interest expense	(72,476)	(133,938)
Deferred financing costs associated with the disposition of real estate	(215,993)	—
Depreciation and amortization expense	(53,783)	(107,565)
	(504,726)	(557,038)

Gain/(loss) on sale	(21,804)	574,276

Net income/(loss)	$(263,173)	$674,262

6 — Variable Interest Entity

Effective March 31, 2004, the Company adopted FIN 46R and applied it to its investment in Panorama Falls, located in Englewood, Colorado.  The Company owns 20% of Panorama Falls as a tenant-in-common with the majority investor.  The Company financed the property through its Unsecured Facility.   Panorama Falls is deemed to be a variable interest entity (VIE) as defined by FIN 46R.  In accordance with FIN 46R, the Company determined it is subject to the majority of the variability in the variable interests in the entity and has consolidated the assets and liabilities of Panorama Falls effective March 31, 2004.  With respect to the consolidated statements of operations, the investment was accounted for under the consolidation method of accounting beginning April 1, 2004 and under the equity method of accounting for prior periods.  The following table details the asset and liability amounts related to Panorama Falls property at March 31, 2005:

Assets
Investment in real estate
Land	$1,051,372
Buildings and improvements	5,426,691
Furniture, fixtures and equipment	32,216
Tenant improvements	1,060,390
Tenant leasing commissions	222,108
Less: accumulated depreciation and amortization	(1,188,509)
Net investment in real estate	6,604,268

Cash and cash equivalents	31,227
Accounts receivable	25,630
Deferred rents receivable	118,794
Deferred financing costs, net	15,900
Total assets	$6,795,819

Liabilities
Mortgage loans and notes payable	$4,214,408
Accrued real estate taxes	108,756
Other liabilities	126,062
Total liabilities	$4,449,226

Minority interest	$1,491,976

7 — Mortgage Loans, Notes Payable, and Lines of Credit

                The Company finances its properties with mortgage loans and other debt instruments, such as lines of credit.  The following is a summary of the Company’s outstanding mortgage loans, notes payable and line of credit, classified by interest type (fixed or variable) and in order of maturity at March 31, 2005 and December 31, 2004:

				March 31, 2005		December 31, 2004
	Mortgaged Property at		Maturity	Principal	Interest	Principal	Interest
Lender	March 31, 2005		Date	Balance	Rate(1)	Balance	Rate(1)
Fixed Rate
Teachers Insurance and Annuity Association of America	AmeriVest Plaza at Inverness		1/10/2006	$14,370,197	7.90%	$14,412,347	7.90%
GEMSA	Hampton Court		11/1/2007	7,900,000	5.48%	7,900,000	5.48%
Greenwich Capital Financial Products	Parkway Centre II Centerra Southwest Gas Building		10/1/2008	37,910,204	5.13%	38,115,018	5.13%
Metropolitan Life Insurance Company	Parkway Centre III		9/10/2009	15,070,941	4.47%	15,154,645	4.47%
Allstate Life Insurance Company	Financial Plaza		10/5/2010	24,045,098	5.25%	24,173,324	5.25%
Southern Farm Bureau Life Insurance Company	Scottsdale Norte		4/1/2011	6,553,731	7.90%	6,568,596	7.90%
J.P. Morgan Chase	Hackberry View — 1st		9/1/2012	11,387,931	6.57%	11,424,345	6.57%
J.P. Morgan Chase	Hackberry View — 2nd	(2)	9/1/2012	960,839	8.00%	967,654	8.00%
Teachers Insurance and Annuity Association of America	Sheridan Center Arrowhead Fountains Kellogg Building		1/1/2013	28,733,061	7.40%	28,852,678	7.40%
Allstate Life Insurance Company	Camelback — 1st		9/5/2014	15,855,852	5.82%	15,928,449	5.82%
Allstate Life Insurance Company	Camelback — 2nd		9/5/2014	4,954,954	5.82%	4,977,640	5.82%
Security Life of Denver Insurance Company	Keystone Office Park — 1st		5/1/2022	4,207,994	8.00%	4,236,333	8.00%
Security Life of Denver Insurance Company	Keystone Office Park — 2nd		5/1/2022	472,286	8.63%	474,284	8.63%
Transatlantic Capital Company, LLC (3)	Texas State Buildings		8/1/2028	—	—	5,579,891	7.66%
Subtotal				$172,423,088	6.09%	$178,765,204	6.14%
Variable Rate
KeyBank National Association — Senior Secured Line of Credit	Chateau Plaza Greenhill Park		(4)	$32,900,000	5.35%	$32,900,000	4.96%
KeyBank National Association — Unsecured Line of Credit	Unsecured		(5)	29,060,296	5.64%	24,857,063	5.63%
Subtotal				$61,960,296	5.49%	$57,757,063	5.25%
Other Notes Payable
Lease Capital Corporation	Phone system		10/31/2007	$59,239	11.11%	$64,124	11.11%
Subtotal				$59,239	11.11%	$64,124	11.11%
Total				$234,442,623	5.93%	$236,586,391	5.92%

1.               Interest only, does not include amortization of deferred financing costs or any fees.

2.               The amount recorded reflects a net present value calculation based on a fair value rate of 8%.  The actual loan balance assumed was approximately $698,000 at an interest rate of 15%.

3.               On March 2, 2005, the Company completed a Deed-in-Lieu Agreement to return these properties to the lender.

4.               The Secured Line of Credit has mandatory repayments of at least $2.5 million by July 1, 2005 and at least $10.0 million by September 1, 2005.  The line matures on November 12, 2005.

5.               The Unsecured Line of Credit has mandatory repayments of at least $5.0 million by September 1, 2005 and at least $10.0 million by January 3, 2006.  The line matures on April 1, 2006.

The following table details the scheduled maturities of debt outstanding at March 31, 2005:

2005	$40,207,412
2006	41,382,483
2007	11,167,321
2008	38,057,259
2009	15,526,679
Thereafter	88,101,469
Total	$234,442,623

                The change in debt during the three months ended March 31, 2005 consisted of the following:

2005
Balance at January 1	$236,586,391
Additions	5,203,233
Repayments	(6,565,859)
Scheduled principal payments	(781,142)
Balance at March 31	$234,442,623

Other

Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the three months ended March 31, 2005.

As a result of not complying with certain provisions of our debt covenants as of December 31, 2004, on March 15, 2005, the Company amended its Secured Facility and Unsecured Facility with KeyBank due to the Company not being in compliance with its leverage, interest coverage and fixed charge coverage covenants required by the Secured Facility. The amendment to the Secured Facility involved: (i) a waiver for the events of non-compliance, noted above, as of December 31, 2004, (ii) changes to the debt covenant calculations to set them at the same levels as those previously established for the Unsecured Facility, (iii) mandatory repayments of at least $2.5 million by July 1, 2005 and at least $10.0 million by September 1, 2005, (iv) removal of the revolving feature of the Secured Facility, and (v) the elimination of the obligation of the lender to make any further loans under the Secured Facility. The amendment to the Unsecured Facility involved: (i) a waiver for the events of non-compliance as of December 31, 2004 due to cross default provisions with the Secured Facility (ii) moving up the maturity date from November 12, 2007 to April 1, 2006, (iii) mandatory repayments of at least $5.0 million by September 1, 2005 and at least $10.0 million by January 3, 2006, (iv) removal of the revolving feature of the Unsecured Facility, (v) a requirement that any further borrowings, including borrowings to pay dividends, be subject to the approval of the lender in its sole and absolute discretion, (vi) a limitation on the incurrence of any other indebtedness by the Company without the prior written consent of the lender and (vii) a requirement that all net proceeds from a property sale, refinancing or other capital transaction be used to pay down any amounts outstanding.

As a result of the amendments to the Secured and Unsecured Facilities, the Company believes that it will be able to continue to comply with the revised covenants based on the 2005 budgeted results of operations. In addition, the Company believes it will meet its obligations under the mandatory repayments on the Secured and Unsecured Facilities by either: (i) completing a strategic transaction, which may include a sale or recapitalization of all or a portion of the Company’s assets or a merger of the Company; (ii) obtaining additional financing by refinancing certain assets, or (iii) issuing equity. If the Company is unable to raise sufficient capital for the mandatory repayments, or if we are unable to remain in compliance with our debt covenants, the bank could accelerate and demand repayment of outstanding balances on the Secured and Unsecured Facilities.

8 — Loss Per Share

                There are no adjustments necessary to the basic weighted average common shares outstanding to arrive at the diluted weighted average common shares outstanding for the three months ended March 31, 2005 and 2004 as the Company recognized a net loss and the impact would be anti-dilutive.

9 — Legal Settlement

                In January 2005, the Company settled a lawsuit against a property inspection firm regarding a pre-acquisition inspection of our Sheridan Center property.  This action was settled for $450,000, which was recorded as a reduction in book value of that asset.

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

The Company’s operating results depend primarily on income from its properties, which are substantially influenced by supply and demand for such properties, operating expense levels, property level operations and the pace and price at which the Company can develop, acquire or dispose of such properties.  Capital and credit market conditions, which affect the Company’s cost of capital, also influence operating results.  See “Item 1. Description of Business” in the Company’s Annual Report on Form 10-K for the period ending December 31, 2004 for a more complete discussion of risk factors that could impact the Company’s future financial performance.

Overview

                As used herein, “we”, “us”, “our” and “the Company” refer to AmeriVest Properties Inc., a Maryland corporation. We were incorporated in the State of Maryland in 1999. We are a fully-integrated, self-administered and self-managed Real Estate Investment Trust (“REIT”) and primarily invest in and operate commercial office buildings in select markets and lease the commercial office buildings to small and medium size tenants. At March 31, 2005, we owned 17 properties, which included an aggregate of 2,508,115 square feet compared to 27 properties totaling 2,365,640 square feet at March 31, 2004.  We generate revenue primarily through the rental of office space at our properties.  The demand for our products is correlated, in general, to the national economy, and more specifically, to the demand for office space by small and medium size tenants in metropolitan Denver, Dallas, Phoenix and Indianapolis.  We have elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if we distribute at least 90% of our taxable income and comply with a number of organizational and operational requirements.

Results Of Operations

Comparison of the three months ended March 31, 2005 to March 31, 2004:

	2005	2004	Change
Real estate operating revenue:
Rental revenue	$12,639,220	$9,208,874	$3,430,346

Real estate operating expenses:
Property operating expenses-
Operating expenses	3,308,925	2,833,667	475,258
Real estate taxes	1,824,074	1,179,868	644,206
General and administrative expenses	1,315,813	932,549	383,264
Interest expense	3,826,087	2,612,254	1,213,833
Depreciation and amortization expense	4,783,989	2,697,096	2,086,893
Total operating expense	15,058,888	10,255,434	4,803,454

Loss from continuing operations	(2,419,668)	(1,046,560)	(1,373,108)

Other income/(loss):
Interest income	10,739	15,363	(4,624)
Equity in loss of affiliate	—	(18,076)	18,076
Minority interest	88,082	—	88,082
Total other income/(loss)	98,821	(2,713)	101,534

Loss before discontinued operations	(2,320,847)	(1,049,273)	(1,271,574)

Net earnings/(loss) from discontinued operations	(263,173)	674,262	(937,435)

Net loss	$(2,584,020)	$(375,011)	$(2,209,009)

Rental revenue — Rental revenue increased approximately $3.4 million, or 37.3%, during the first quarter of 2004 as compared to the same period of 2004.  Approximately $3.2 million of the increase is due to the inclusion of the operating results of the 2004 acquisitions (Camelback Lakes, Hackberry View, Parkway Center III and Hampton Court).  The remaining increase is primarily due to the consolidation of Panorama Falls due to the adoption of FIN 46R whereby its operations are included with those of the Company beginning March 31, 2004.  The Company  believes that rental revenue for the remainder of 2005 will be negatively impacted by the straight-line adjustment related to the Dean Foods lease amendment.  This adjustment is currently estimated to be approximately $66,000 per quarter for the remainder of 2005.

The Company’s same store occupancy was 88.1% at March 31, 2005 as compared to 85.6% at March 31, 2004.  This increase was partially offset by a decrease in average rent per square foot, which was $20.72 at March 31, 2005 compared to $20.88 at March 31, 2004.

                Property operating expenses — Property operating expenses (operating expenses and real estate taxes) increased approximately $1.1 million, or 27.9%, during the first quarter of 2005 as compared to the same period of 2004.  Approximately $1.2 million of the increase is due to the inclusion of the 2004 acquisitions and approximately $117,000 is due to the consolidation of Panorama Falls.  These increases are partially offset by a $161,000 decrease in ground lease expense due to the acquisition in October 2004 of the Greenhill Park land that was subject to a ground lease. Real estate taxes, which are the largest component of operating expenses, increased approximately $644,000; approximately $533,000 of this increase is due to the 2004 acquisitions.  The remainder of the increase in real estate taxes is due to increases in assessed property values.  The Company has focused, and will continue to focus, on the ongoing management of controllable operating expenses, and believes that we will be able to maintain or increase our operating margins.

                General and administrative expenses — General and administrative expenses increased approximately $383,000, or 41.1%, during the first quarter of 2005 as compared to the same period of 2004.  Approximately $335,000 of the increase is related to audit and consulting fees primarily incurred by the Company’s efforts to comply with the Sarbanes-Oxley Act of 2002.  The Company also recognized approximately $144,000 of costs related to the evaluation of strategic alternatives during the first quarter of 2005.  Excluding the one-time severance cost for our former Chief Executive Officer of approximately $285,000 to be recorded in the second quarter of 2005, the Company anticipates a slight decrease in general and administrative expenses during the remainder of 2005.  The decrease is primarily due to lower fees related to Sarbanes-Oxley compliance.

                Interest expense — Interest expense increased by approximately $1.2 million, or 46.5%, during the first quarter of 2005 as compared to the same period of 2004.  This increase is primarily due to the borrowings the Company incurred for acquisitions during 2004.  The remainder of the increase is primarily due to the acquisition of the land underlying the Greenhill Park building, which was previously subject to a ground lease, and higher interest rates on our variable rate debt.  The Company anticipates an increase in interest expense during the remainder of 2005 due to the accelerated maturity date of our Unsecured Facility, which increased the amortization of deferred financing costs relative to the prior year.

                Depreciation and amortization — Depreciation and amortization expense increased approximately $2.1 million, or 77.4%, during the first quarter of 2005 as compared to the same period of 2004.  This increase is primarily due to the 2004 acquisitions and additional capital improvements, tenant improvements and leasing commissions for our current real estate investments.

                Discontinued operations — In March 2005, the Company completed a Deed-In-Lieu Agreement to return our 13 non-core Texas State Buildings to the lender.  The properties had a net book value of $5.2 million (excluding certain deposits maintain by the lender).  We recognized a net loss of approximately $21,800 and wrote-off unamortized deferred financing costs in connection with the disposition of approximately $216,000.  In March 2004, the Company sold its Texas Bank Buildings for $4.1 million and recognized a net gain of approximately $574,000. In accordance with SFAS No. 144, the Company has classified the operations of these properties, as well as the gain/(loss) on disposition, as discontinued operations.

Liquidity and Capital Resources

                Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, our ability to collect rent from our tenants, and the level of operating and other expenses. Our net cash provided by operating activities has been a significant source of liquidity to help fund debt service, capital improvements, tenant improvements and leasing costs for operating properties as well as distributions to our shareholders. Until our evaluation of strategic alternatives is competed, we do not plan to make any new acquisitions.

On March 15, 2005, the Company amended its Secured Facility and Unsecured Facility with KeyBank due to the Company not being in compliance with its leverage, interest coverage and fixed charge coverage covenants required by the Secured Facility. The amendment to the Secured Facility involved: (i) a waiver for the events of non-compliance, noted above, as of December 31, 2004, (ii) changes to the debt covenant calculations to set them at the same levels as those previously established for the Unsecured Facility, (iii) mandatory repayments of at least $2.5 million by July 1, 2005 and at least $10.0 million by September 1, 2005, (iv) removal of the revolving feature of the Secured Facility, and (v) the elimination of the obligation of the lender to make any further loans under the Secured Facility. The amendment to the Unsecured Facility involved: (i) a waiver for the events of non-compliance as of December 31, 2004 due to cross default provisions with the Secured Facility (ii) moving up the maturity date from November 12, 2007 to April 1, 2006, (iii) mandatory repayments of at least $5.0 million by September 1, 2005 and at least $10.0 million by January 3, 2006, (iv) removal of the revolving feature of the Unsecured Facility, (v) a requirement that any further borrowings, including borrowings to pay dividends, be subject to the approval of the lender in its sole and absolute discretion, (vi) a limitation on the incurrence of any other indebtedness by the Company without the prior written consent of the lender and (vii) a requirement that all net proceeds from a property sale, refinancing or other capital transaction be used to pay down any amounts outstanding.

On March 9, 2005, our Board suspended the payment of the common dividend for the first quarter of 2005. The Board determined that suspension of the dividend would maximize the Company’s ability to complete a strategic transaction in a timely manner. The Board intends to review and consider the resumption of a dividend for the second quarter of 2005, or thereafter, based on a number of factors, including the completion of a strategic transaction or other significant capital event, such as refinancing or asset sales, the Company’s financial results, capital resources and liquidity needs at that time.

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

Operating Activities

                Net cash flows provided by operations decreased approximately $880,000, or 51.2%, for the three months ended March 31, 2005 as compared to the same period in 2004.  The decrease is primarily due to changes in assets and liabilities primarily due to the timing of payment for real estate taxes and other accounts payable, partially offset by the inclusion of the operations from property acquisitions made subsequent to March 31, 2004.

Investing Activities

                Net cash flows used in investing activities decreased approximately $29.3 million, or 93.8%, for the three months ended March 31, 2005 as compared to the same period in 2004.  This decrease is primarily due to the $31.9 million in acquisitions in the first quarter of 2004, which was partially offset by the net proceeds from the sale of the Texas Bank Buildings of $4.0 million.  In addition, there was a decrease in cash used for capital expenditures and tenant improvements in 2005.

Financing Activities

Net cash flows provided by financing activities decreased approximately $30.0 million for the three months ended March 31, 2005 as compared to the same period of 2004.  This decrease is primarily due to the net proceeds of $39.9 million from the 2004 common stock offering, which were used to pay down the Company’s secured and unsecured credit facilities.   The remainder of the change is primarily composed of scheduled principal payments on mortgage loans, dividend payments and payments into escrow accounts as required by certain lenders.

Future Sources of Capital

The Company receives base rent under non-cancelable tenant leases and most leases provide for additional rent based on increases in operating expenses.

The Company has two credit facilities: the Secured Facility and the Unsecured Facility.   At March 31, 2005, there was $32.9 million outstanding under the Secured Facility and $29.1 million outstanding under the Unsecured Facility.

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

Subject to the results of our strategic alternatives review and the availability of capital, the Company may seek to acquire additional properties. In order to do so, we will try to utilize current sources of debt financing and possibly incur additional debt and/or obtain additional equity capital. The issuance of such securities or increase in debt to acquire additional properties, of which there is no assurance, could adversely affect the amount of cash available to pay dividends to stockholders. Due to the unknown outcome of the Company review of strategic alternatives, it is unclear whether we will be able to effectively access the public equity markets or incur additional debt at attractive rates. If a strategic transaction is completed, the Company could pay Bear Stearns a transaction fee that would vary based on the type of arrangement entered into by the Company, which could be substantial.

Uses of Capital, Contractual Commitments and Off-Balance Sheet Arrangements

                The following table details the contractual obligations for scheduled debt maturities at March 31, 2005.

For the years ended December 31,
2005	$40,207,412
2006	41,382,483
2007	11,167,321
2008	38,057,259
2009	15,526,679
Thereafter	88,101,469
Total	$234,442,623

Interest Rate Information

As of March 31, 2005, approximately 74% of the total mortgage loans outstanding are fixed rate loans with a weighted-average interest rate of 6.1% and 26% are variable rate loans with a weighted-average interest rate of 5.5%.

Debt Covenants

Certain of the Company’s debt instruments contain covenants common to that type of facility or borrowing, including financial covenants establishing minimum debt service coverage and maximum leverage ratios.  The Company was in compliance with all financial covenants pertaining to its debt instruments during the three months ended March 31, 2005.

The Company believes that it will meet its obligation under the mandatory repayments on the Secured and Unsecured Facilities by either: (i) completing a strategic transaction, which may include a sale or recapitalization of all or a portion of the Company’s assets or a merger of the Company; (ii) obtaining additional financing by refinancing certain assets, or (iii) issuing equity. If the Company is unable to raise sufficient capital for the mandatory repayments, or if we are unable to remain in compliance with our debt covenants, the bank could accelerate and demand repayment of outstanding amounts based on the terms of the amended facilities agreements.  If this were to occur, the Company may not be able to meet its obligation under the accelerated repayment obligations.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

                Our future earnings, cash flows and fair values relevant to financial instruments depend upon prevalent market rates for those financial instruments.  Market risk is the risk of loss from adverse changes in market prices and interest rates.  We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, dividends and other cash requirements.  The majority of our outstanding debt obligations have fixed interest rates which limit the risk of fluctuating interest rates.  At March 31, 2005, our interest rate risk only related to our Secured Facility and our Unsecured Facility, of which there was $32.9 million and $29.1 million outstanding, respectively.  Based on the amounts outstanding at March 31, 2005, the annual impact of a 1% change in interest rates would be approximately $619,600.  There have been no material changes to our market risk profile since December 31, 2004.  See “Item 7a.  Quantitative and Qualitative Disclosure about Market Risk” in our 2004 Annual Report on Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.

Item 4.             Controls and Procedures

                The Company carried out an evaluation under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2005.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.  Subsequent to March 31, 2005, there have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.           Legal Proceedings

No changes.

Item 2.         Changes in Securities and Use of Proceeds

Issuance of Equity Securities Upon Exercise of Warrants

During the three month period ended March 31, 2005, the Company issued 1,500 shares of common stock upon exercise of previously issued warrants.  The issuance of the shares of common stock was made pursuant to an exemption from registration in accordance with Section 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

Purchase of Equity Securities

Certain information regarding purchases made by or on behalf of the Company or any affiliate purchases (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended March 31, 2005, is provided below:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

January 2005	6,609	$6.21	6,609	N/A

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

                                                31.1   Certifications of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

                                                31.2   Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                                                32.1   Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                                32.2   Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIVEST PROPERTIES INC.

May 9, 2005
	By:	/s/ Charles K. Knight
Charles K. Knight
Chief Executive Officer

	By:	/s/ Kathryn L. Hale
Kathryn L. Hale
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)