Form 10-Q
period 2005-06-30
AMERIVEST PROPERTIES INC
filed 2005-08-05
CIK 927102

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

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
Yes  ☒  No  ☐

The number of shares of the registrant’s common stock outstanding as of July 31, 2005 was approximately 24,062,600.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERIVEST PROPERTIES INC.

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Investment in real estate:
Land	$57,228,891	$58,338,781
Buildings and improvements	252,073,246	256,128,341
Furniture, fixtures and equipment	1,490,560	1,451,152
Tenant improvements	17,613,756	15,157,570
Tenant leasing commissions	4,803,677	3,101,178
Intangible assets	22,961,203	23,019,763
Less: accumulated depreciation and amortization	(33,287,211)	(26,383,036)
Net investment in real estate	322,884,122	330,813,749

Cash and cash equivalents	1,470,565	1,859,660
Escrow deposits	6,239,446	7,726,652
Accounts receivable, net	913,093	671,251
Deferred rents receivable	4,175,454	3,430,609
Deferred financing costs, net	2,284,419	2,927,696
Prepaid expenses and other assets	775,621	524,072
Total assets	$338,742,720	$347,953,689

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Secured mortgage loans and notes payable	$204,617,372	$211,729,328
Unsecured line of credit	31,060,296	24,857,063
Accounts payable and accrued expenses	5,945,051	4,524,282
Accrued real estate taxes	3,626,552	4,486,712
Prepaid rents, deferred revenue and security deposits	3,943,214	4,190,202
Dividends payable	—	3,116,130
Total liabilities	249,192,485	252,903,717

Minority interest	1,379,108	1,580,057

Shareholders’ equity:
Preferred stock, $0.001 par value Authorized: 5,000,000 shares Issued and outstanding: none	—	—
Common stock, $0.001 par value Authorized: 75,000,000 shares Issued and outstanding: 24,062,639 and 23,982,233 shares, respectively	24,063	23,982
Capital in excess of par value	132,961,816	132,585,840
Distributions in excess of accumulated earnings	(44,814,752)	(39,139,907)
Total shareholders’ equity	88,171,127	93,469,915
Total liabilities and shareholders’ equity	$338,742,720	$347,953,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Real Estate Operating Revenue:
Rental revenues	$12,241,980	$11,015,384	$24,881,200	$20,224,258

Real Estate Operating Expenses:
Property operating expenses -
Operating expenses	3,515,498	3,102,386	6,824,423	5,936,053
Real estate taxes	1,840,287	1,419,762	3,664,361	2,599,630
General and administrative expenses	1,482,787	984,265	2,798,600	1,916,814
Interest expense	3,913,586	2,722,646	7,739,673	5,334,900
Depreciation and amortization expense	4,700,779	3,364,817	9,484,768	6,061,913
Total operating expense	15,452,937	11,593,876	30,511,825	21,849,310

Loss from continuing operations	(3,210,957)	(578,492)	(5,630,625)	(1,625,052)

Other Income/(Loss):
Interest income	7,265	10,893	18,004	26,256
Equity in loss of affiliate	—	—	—	(18,076)
Minority interest	112,867	61,118	200,949	61,118
Total other income	120,132	72,011	218,953	69,298

Loss before discontinued operations	(3,090,825)	(506,481)	(5,411,672)	(1,555,754)

Net earnings/(loss) from discontinued operations	—	(41,107)	(263,173)	633,155

Net loss	$(3,090,825)	$(547,588)	$(5,674,845)	$(922,599)

Loss per Share:
Basic	$(0.13)	$(0.02)	$(0.24)	$(0.04)
Diluted	$(0.13)	$(0.02)	$(0.24)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	24,046,982	23,898,957	24,029,425	20,733,185
Diluted	24,046,982	23,898,957	24,029,425	20,733,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statement of Shareholders’ Equity

Six Months Ended June 30, 2005

(unaudited)

	Common Stock		Capital in Excess of Par Value	Distributions in Excess of Accumulated Earnings	Total
	Shares	Amount
Balance at December 31, 2004	23,982,233	$23,982	$132,585,840	$(39,139,907)	$93,469,915

Issuance of common stock:
Warrants exercised	1,500	2	7,499	—	7,501
Dividend Re-Investment Plan	6,609	7	41,049	—	41,056
Equity-based compensation	72,297	72	327,428	—	327,500
Net loss	—	—	—	(5,674,845)	(5,674,845)
Balance at June 30, 2005	24,062,639	$24,063	$132,961,816	$(44,814,752)	$88,171,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$(5,674,845)	$(922,599)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization expense	9,597,064	6,250,295
Loss/(gain) on sale	21,804	(574,276)
Amortization of deferred financing costs	682,640	351,342
Write-off of unamortized deferred financing costs	215,993	—
Equity in loss of affiliate	—	18,076
Minority interest	(200,949)	(61,118)
Equity-based compensation	327,500	131,697
Changes in assets and liabilities-
Accounts receivable	(241,842)	(484,572)
Deferred rents receivable	(744,845)	(809,453)
Prepaid expenses and other assets	(251,549)	(24,778)
Accounts payable and accrued expenses	(1,108,829)	(63,597)
Other accrued liabilities	(1,009,133)	277,994
Net cash flows provided by operating activities	1,613,009	4,089,011

Investing activities:
Acquisitions of real estate, net	—	(36,638,928)
Capital expenditures	(1,235,915)	(2,263,867)
Tenant improvements	(2,648,841)	(4,261,393)
Leasing commissions paid	(844,681)	(880,062)
Deposits on pending real estate acquisitions	—	(226,500)
Proceeds from sale, net of closing costs	—	4,049,229
Cash paid to complete deed-in-lieu transaction	(114,600)	—
Legal settlement proceeds	450,000	—
Proceeds held in escrow for Section 1031 exchange	—	(2,700,274)
Other, net	—	(1,975)
Net cash flows used in investing activities	(4,394,037)	(42,923,770)

Financing activities:
Additions to mortgage loans and lines of credit	7,203,233	46,305,894
Payments on mortgage loans, notes payable and line of credit	(2,546,097)	(41,406,270)
Payment of deferred financing costs	(255,356)	(200,724)
Deposits for pending refinance	—	(225,000)
Net proceeds from common stock offering	—	39,895,429
Net proceeds from exercising of options and warrants	7,501	419,149
Net change in escrow deposits	1,057,726	(100,876)
Dividends paid	(3,075,074)	(4,501,813)
Net cash flows provided by financing activities	2,391,933	40,185,789

Net change in cash and cash equivalents	(389,095)	1,351,030
Cash and cash equivalents at beginning of period	1,859,660	1,477,585
Cash and cash equivalents at end of period	$1,470,565	$2,828,615

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,215,982	$4,861,853

Significant non-cash investing and financing activities:
Basis of real estate involved in dead-in-lieu transaction	$5,160,022	—
Debt extinguishment as part of deed-in-lieu transaction	$5,565,858	—
Mortgage loans assumed and related real estate acquired	—	$12,207,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(unaudited)

1 – Organization

AmeriVest Properties Inc. (the Company) is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust (REIT).  The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants.  At June 30, 2005, the Company owned, or had an ownership interest in, 17 office properties located in metropolitan Denver, Dallas, Phoenix and Indianapolis.

2 – Interim Financial Statements

The unaudited consolidated financial statements included herein were prepared from the records of the Company in accordance with U.S. generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements generally conform to the presentation reflected in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.  The consolidated results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These financial statements and notes therein should be read together with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2004.

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

3 – Recent Pronouncements

In June 2005, the Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” (EITF No. 04-5)  This Issue provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity.  EITF No. 04-5 is effective for general partners or managing members of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance in this Issue is effective after June 29, 2005. For general partners or managing members in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  We do not believe that the adoption of EITF No. 04-5 will have a material impact on our financial position, net earnings or cash flows.

4 – Equity-Based Compensation

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company’s net loss and loss per share for the three and six months ended June 30, 2005 and 2004 would have been changed to the pro forma amounts as indicated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss – as reported	$(3,090,825)	$(547,588)	$(5,674,845)	$(922,599)
Plus: Recognized equity-based compensation	256,910	43,371	327,500	131,697
Less: Total equity-based compensation expense based on fair value	(260,951)	(44,268)	(332,439)	(133,491)
Net loss – pro forma	$(3,094,866)	$(548,485)	$(5,679,784)	$(924,393)

Loss per basic share – as reported	$(0.13)	$(0.02)	$(0.24)	$(0.04)
Loss per diluted share – as reported	$(0.13)	$(0.02)	$(0.24)	$(0.04)

Loss per basic share – pro forma	$(0.13)	$(0.02)	$(0.24)	$(0.04)
Loss per diluted share – pro forma	$(0.13)	$(0.02)	$(0.24)	$(0.04)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004
Dividend yield	0.0%	7.5%
Volatility	10.3%	27.0%
Discount rate	2.7%	2.7%
Expected life (years)	1.9	5.0

5 – Significant Transaction

Dean Foods Lease – Chateau Plaza

On March 22, 2005, the Company amended and extended its existing lease with Dean Foods Company for 120,607 rentable square feet in the Chateau Plaza building in Dallas, Texas.  Under the terms of the amendment, the lease was extended for a one-year term commencing January 1, 2006.  On June 30, 2005, Dean Foods exercised its one-time right to further extend its lease for an additional four years, until December 31, 2010.  The base rental rate for the extended term commencing January 1, 2006 is now $17.75 per rentable square foot throughout the term of the extension, plus electricity and parking.

6 – Discontinued Operations

On March 2, 2005, the Company completed a Deed-In-Lieu Agreement to return our 13 non-core Texas State Buildings to the lender.  The properties, consisting of 222,542 square feet, were leased primarily to various agencies of the State of Texas and are located in Temple, Clint, El Paso, Hempstead, Lubbock, Marshall, Columbus, Paris, Mission, Arlington, Bellville and Amarillo, Texas.  The buildings secured a loan in the amount of $5.6 million, and had a net book value of $5.2 million (excluding approximately $383,000 in escrow deposits which were included as part of the transaction), subsequent to an impairment charge of $1.2 million recognized during the fourth quarter of 2004.  In 2005, the Company recognized a net loss of approximately $21,800 and wrote-off unamortized deferred financing costs in connection with the disposition of approximately $216,000, which are reflected in discontinued operations.  In accordance with SFAS 144, these properties were considered to have been abandoned and were not classified as held for sale prior to the disposition.

During the six months ended June 30, 2004, the Company sold its Texas Bank Buildings, which consisted of approximately 60,100 square feet and had a net book value of $3.2 million at disposition.  In accordance with SFAS No. 144, the operating results of these properties and the related gain/(loss) on the sale are included in discontinued operations for the three and six months ended June 30, 2005 and 2004.  The Company does not have any properties deemed as held for sale as of June 30, 2005.

The following is a summary of the net earnings/(loss) of the properties which comprise discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental revenue	$—	$387,265	$263,357	$1,044,289

Property operating expenses -
Operating expenses	—	180,923	121,720	422,089
Real estate taxes	—	57,996	40,754	132,365
Interest expense	—	108,636	72,476	242,574
Deferred financing costs associated with the disposition of real estate	—	—	215,993	—
Depreciation and amortization expense	—	80,817	53,783	188,382
Total expenses	—	428,372	504,726	985,410

Gain/(loss) on sale	—	—	(21,804)	574,276

Net earnings/(loss) from discontinued operations	$—	$(41,107)	$(263,173)	$633,155

7 – Variable Interest Entity

Effective March 31, 2004, the Company adopted FIN 46R “Consolidation of Variable Interest Entities (revised)” and applied it to its investment in Panorama Falls, located in Englewood, Colorado.  The Company owns 20% of Panorama Falls as a tenant-in-common with the majority investor.  The Company financed the property through its Unsecured Facility.  Panorama Falls is deemed to be a variable interest entity (VIE) as defined by FIN 46R.  In accordance with FIN 46R, the Company determined it is subject to the majority of the variability in the variable interests in the entity and has consolidated the assets and liabilities of Panorama Falls effective March 31, 2004.  With respect to the consolidated statements of operations, the investment was accounted for under the consolidation method of accounting beginning April 1, 2004 and under the equity method of accounting for prior periods.  The following table details the asset and liability amounts related to Panorama Falls property at June 30, 2005:

Assets
Investment in real estate
Land	$1,051,372
Buildings and improvements	5,431,736
Furniture, fixtures and equipment	32,216
Tenant improvements	1,102,097
Tenant leasing commissions	247,589
Less: accumulated depreciation and amortization	(1,311,495)
Net investment in real estate	6,553,515

Cash and cash equivalents	23,633
Other assets, net	105,514
Total assets	$6,682,662

Liabilities
Mortgage loans and notes payable	$4,214,408
Accrued real estate taxes	72,060
Other liabilities	97,488
Total liabilities	$4,383,956

Minority interest	$1,379,108

8 – Mortgage Loans, Notes Payable, and Lines of Credit

The Company finances its properties with mortgage loans and other debt instruments, such as lines of credit.  The following is a summary of the Company’s outstanding mortgage loans, notes payable and lines of credit, classified by interest type (fixed or variable) and in order of maturity at June 30, 2005 and December 31, 2004:

					June 30, 2005		December 31, 2004
	Mortgaged Property at		Maturity		Principal	Interest	Principal	Interest
Lender	June 30, 2005		Date		Balance	Rate(1)	Balance	Rate(1)
Fixed Rate
Teachers Insurance and Annuity Association of America	AmeriVest Plaza at Inverness		1/10/2006		$14,327,209	7.90%	$14,412,347	7.90%

GEMSA	Hampton Court		11/1/2007		7,900,000	5.48%	7,900,000	5.48%

Greenwich Capital Financial Products	Parkway Centre II Centerra Southwest Gas Building		10/1/2008		37,713,488	5.13%	38,115,018	5.13%

Metropolitan Life Insurance Company	Parkway Centre III		9/10/2009		14,986,192	4.47%	15,154,645	4.47%

Allstate Life Insurance Company	Financial Plaza		10/5/2010		23,915,182	5.25%	24,173,324	5.25%

Southern Farm Bureau Life Insurance Company	Scottsdale Norte		4/1/2011		6,538,472	7.90%	6,568,596	7.90%

J.P. Morgan Chase	Hackberry View – 1st		9/1/2012		11,355,914	6.57%	11,424,345	6.57%

J.P. Morgan Chase	Hackberry View – 2nd	(2)	9/1/2012		953,020	8.00%	967,654	8.00%

Teachers Insurance and Annuity Association of America	Sheridan Center Arrowhead Fountains Kellogg Building		1/1/2013		28,611,217	7.40%	28,852,678	7.40%

Allstate Life Insurance Company	Camelback – 1st		9/5/2014		15,782,194	5.82%	15,928,449	5.82%

Allstate Life Insurance Company	Camelback – 2nd		9/5/2014		4,931,936	5.82%	4,977,640	5.82%

Security Life of Denver Insurance Company	Keystone Office Park – 1st		5/1/2022		4,179,084	8.00%	4,236,333	8.00%

Security Life of Denver Insurance Company	Keystone Office Park – 2nd		5/1/2022		469,246	8.63%	474,284	8.63%

Transatlantic Capital Company, LLC (3)	Texas State Buildings		8/1/2028		—	—	5,579,891	7.66%
Subtotal					$171,663,154	6.09%	$178,765,204	6.14%

Variable Rate
KeyBank National Association – Senior Secured Line of Credit	Chateau Plaza Greenhill Park			(4)	$32,900,000	5.64%	$32,900,000	4.96%

KeyBank National Association – Unsecured Line of Credit	Unsecured			(5)	31,060,296	6.39%	24,857,063	5.63%

Subtotal					$63,960,296	6.00%	$57,757,063	5.25%

Other Notes Payable
Lease Capital Corporation	Phone system		10/31/2007		$54,218	11.11%	$64,124	11.11%
Subtotal					$54,218	11.11%	$64,124	11.11%
Total					$235,677,668	6.07%	$236,586,391	5.92%

(1).	Interest only, does not include amortization of deferred financing costs or any fees.
(2).	The amount recorded reflects a net present value calculation based on a fair value rate of 8%. The actual loan balance assumed was approximately $698,000 at an interest rate of 15%.
(3).	On March 2, 2005, the Company completed a Deed-in-Lieu Agreement to return these properties to the lender.
(4).	The Secured Line of Credit has mandatory repayments of at least $10.0 million by September 1, 2005. The line matures on January 31, 2006.
(5).	The Unsecured Line of Credit has mandatory repayments of at least $5.0 million by September 1, 2005 and at least $10.0 million by January 3, 2006. The line matures on April 1, 2006.

The following table details the scheduled maturities of debt outstanding at June 30, 2005:

2005	$16,542,457
2006	66,282,483
2007	11,167,321
2008	38,057,259
2009	15,526,679
Thereafter	88,101,469
Total	$235,677,668

The change in debt during the six months ended June 30, 2005 consisted of the following:

2005
Balance at January 1	$236,586,391
Additions	7,203,233
Repayments	(6,565,859)
Scheduled principal payments	(1,546,097)
Balance at June 30	$235,677,668

Debt Covenants

Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the six months ended June 30, 2005.

On March 15, 2005, the Company amended its Secured Facility and Unsecured Facility with KeyBank due to the Company not being in compliance with its leverage, interest coverage and fixed charge coverage covenants required by the Secured Facility. The amendment to the Secured Facility involved: (i) a waiver for the events of non-compliance as of December 31, 2004, (ii) changes to the debt covenant calculations to set them at the same levels as those previously established for the Unsecured Facility, (iii) mandatory repayments of at least $2.5 million by July 1, 2005 and at least $10.0 million by September 1, 2005, (iv) removal of the revolving feature of the Secured Facility, and (v) the elimination of the obligation of the lender to make any further loans under the Secured Facility. The amendment to the Unsecured Facility involved: (i) a waiver for the events of non-compliance as of December 31, 2004 due to cross default provisions with the Secured Facility (ii) moving up the maturity date from November 12, 2007 to April 1, 2006, (iii) mandatory repayments of at least $5.0 million by September 1, 2005 and at least $10.0 million by January 3, 2006, (iv) removal of the revolving feature of the Unsecured Facility, (v) a requirement that any further borrowings, including borrowings to pay dividends, be subject to the approval of the lender in its sole and absolute discretion, (vi) a limitation on the incurrence of any other indebtedness by the Company without the prior written consent of the lender and (vii) a requirement that all net proceeds from a property sale, refinancing or other capital transaction be used to pay down any amounts outstanding.  On June 6, 2005, the Secured Facility was further amended to eliminate the July 1, 2005 mandatory repayment and to extend the maturity date from November 12, 2005 to January 31, 2006.

As mentioned above, on September 1, 2005, the Company is scheduled to repay $15 million on our Secured and Unsecured Facilities.  We are actively involved in negotiations with our bank group to further amend our loan agreement to give us time to complete a strategic transaction, or alternatively, to sell certain assets and/or raise additional debt or equity capital and restructure our loan agreement. There is no assurance that we will get an amendment completed with our bank group in time to meet the September 1, 2005 mandatory repayment, which would result in the Company being in default under the terms of both the Secured and Unsecured Facilities.

9 – Loss Per Share

There are no adjustments necessary to the basic weighted average common shares outstanding to arrive at the diluted weighted average common shares outstanding for the three or six months ended June 30, 2005 and 2004 as the Company recognized a net loss and the impact would be anti-dilutive.

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

Overview

As used herein, “we”, “us”, “our” and “the Company” refer to AmeriVest Properties Inc., a Maryland corporation. We were incorporated in the State of Maryland in 1999. We are a fully-integrated, self-administered and self-managed REIT and primarily invest in and operate commercial office buildings in select markets and lease the commercial office buildings to small and medium size tenants. At June 30, 2005, we owned, in whole or in part, 17 properties, which included an aggregate of 2,508,066 square feet compared to 28 properties totaling 2,480,232 square feet at June 30, 2004.  We generate revenue primarily through the rental of office space at our properties.  The demand for our products is correlated, in general, to the national economy, and more specifically, to the demand for office space by small and medium size tenants in metropolitan Denver, Dallas, Phoenix and Indianapolis.  We have elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if we distribute at least 90% of our taxable income and comply with a number of organizational and operational requirements.

Results Of Operations

Comparison of the three months ended June 30, 2005 to June 30, 2004:

	2005	2004	Change

Real estate operating revenue:
Rental revenue	$12,241,980	$11,015,384	$1,226,596

Real estate operating expenses:
Property operating expenses-
Operating expenses	3,515,498	3,102,386	413,112
Real estate taxes	1,840,287	1,419,762	420,525
General and administrative expenses	1,482,787	984,265	498,522
Interest expense	3,913,586	2,722,646	1,190,940
Depreciation and amortization expense	4,700,779	3,364,817	1,335,962
Total operating expense	15,452,937	11,593,876	3,859,061

Loss from continuing operations	(3,210,957)	(578,492)	(2,632,465)

Other income:
Interest income	7,265	10,893	(3,628)
Minority interest	112,867	61,118	51,749
Total other income	120,132	72,011	48,121

Loss before discontinued operations	(3,090,825)	(506,481)	(2,584,344)

Net loss from discontinued operations	—	(41,107)	41,107

Net loss	$(3,090,825)	$(547,588)	$(2,543,237)

Rental revenue – Rental revenue increased approximately $1.2 million, or 11.1%, during the three months ended June 30, 2005 as compared to the same period of 2004.  Approximately $1.6 million of the increase is due to the inclusion of the operating results of the post-March 31, 2004 acquisitions (Hackberry View, Parkway Center III and Hampton Court).  The increase from the 2004 acquisitions is partially offset by a decline in revenues from our properties that were fully operational during the entire second quarter of 2004 and 2005.  At June 30, 2005, the Company has approximately 66,000 square feet of leases that are signed and are scheduled to commence during the third and fourth quarters of 2005.  The rental revenue from these commencements will be partially offset by the negative impact of a continuing roll-down in effective rental rates from expiring leases and the straight-line adjustment related to the Dean Foods lease amendment, which was executed June 30, 2005.  This adjustment is currently estimated to be approximately $150,000 per quarter for the remainder of 2005.

Property operating expenses – Total property operating expenses (operating expenses and real estate taxes) increased approximately $833,000, or 18.4%, during the second quarter of 2005 as compared to the same period of 2004.  This increase is comprised of a $413,000 increase in operating expenses and a $421,000 increase in real estate taxes.  Approximately $512,000 of the increase in operating expenses is due to the inclusion of the post-March 31, 2004 acquisitions, which is partially offset by a $161,000 decrease in ground lease expense due to the acquisition in October 2004 of the Greenhill Park land that was subject to a ground lease. Real estate taxes, which are the largest component of property operating expenses, increased approximately $421,000; approximately $336,000 of this increase is due to the post-March 31, 2004 acquisitions.  The remainder of the increase in real estate taxes is due to increases in assessed property values and rates.  The Company has focused, and will continue to focus, on the ongoing management of controllable operating expenses, including aggressively challenging increased real estate tax assessments.

General and administrative expenses – General and administrative expenses increased approximately $499,000, or 50.6%, during the second quarter of 2005 as compared to the same period of 2004.  Approximately $285,400 of the increase is due to the one-time severance for the Company’s former Chief Executive Officer, who resigned on April 30, 2005.  In addition, approximately $153,000 of the remaining increase is related to audit and consulting fees primarily incurred by the Company’s efforts to comply with the Sarbanes-Oxley Act of 2002.  The Company also expensed approximately $124,000 of costs related to the evaluation of strategic alternatives during the second quarter of 2005.

Interest expense – Interest expense increased by approximately $1.2 million, or 43.7%, during the second quarter of 2005 as compared to the same period of 2004.  This increase is primarily due to the borrowings the Company incurred for acquisitions and dividend payments during 2004 and working capital during 2004 and 2005.  The remainder of the increase is primarily due to the acquisition of the land underlying the Greenhill Park building, which was previously subject to a ground lease, and higher interest rates on our variable rate debt, which has increased since 2004.  The Company anticipates a continued increase in interest expense during the remainder of 2005 due to the accelerated maturity date of our Unsecured Facility, which increased the amortization of deferred financing costs relative to the prior year.

Depreciation and amortization – Depreciation and amortization expense increased approximately $1.3 million, or 39.7%, during the second quarter of 2005 as compared to the same period of 2004.  This increase is primarily due to the post-March 31, 2004 acquisitions and additional capital improvements, tenant improvements and leasing commissions on our current real estate investments.

Discontinued operations – In March 2005, the Company completed a Deed-In-Lieu Agreement to return our 13 non-core Texas State Buildings to the lender.  The properties had a net book value of $5.2 million (excluding certain deposits maintain by the lender).  We recognized a net loss of approximately $21,800 and wrote-off unamortized deferred financing costs in connection with the disposition of approximately $216,000.  In March 2004, the Company sold its Texas Bank Buildings for $4.1 million and recognized a net gain of approximately $574,000. In accordance with SFAS No. 144, the Company has classified the operations of these properties, as well as the gain/(loss) on disposition, as discontinued operations.

Comparison of the six months ended June 30, 2005 to June 30, 2004:

	2005	2004	Change

Real estate operating revenue:
Rental revenue	$24,881,200	$20,224,258	$4,656,942

Real estate operating expenses:
Property operating expenses-
Operating expenses	6,824,423	5,936,053	888,370
Real estate taxes	3,664,361	2,599,630	1,064,731
General and administrative expenses	2,798,600	1,916,814	881,786
Interest expense	7,739,673	5,334,900	2,404,773
Depreciation and amortization expense	9,484,768	6,061,913	3,422,855
Total operating expense	30,511,825	21,849,310	8,662,515

Loss from continuing operations	(5,630,625)	(1,625,052)	(4,005,573)

Other income/(loss):
Interest income	18,004	26,256	(8,252)
Equity in loss of affiliate	—	(18,076)	18,076
Minority interest	200,949	61,118	139,831
Total other income/(loss)	218,953	69,298	149,655

Loss before discontinued operations	(5,411,672)	(1,555,754)	(3,855,918)

Net earnings/(loss) from discontinued operations	(263,173)	633,155	(896,328)

Net loss	$(5,674,845)	$(922,599)	$(4,752,246)

Rental revenue – Rental revenue increased approximately $4.7 million, or 23.0%, during the six months ended June 30, 2005 as compared to the same period of 2004.  Approximately $4.9 million of the increase is due to the inclusion of the operating results of the properties acquired during 2004 (Camelback Lakes, Hackberry View, Parkway Center III and Hampton Court).  The increase from the 2004 acquisitions is partially offset by the decrease in rental revenues from our properties that were fully operational during the entire six months ended June 30, 2004 and 2005. At June 30, 2005, the Company has approximately 66,000 square feet of leases that are signed and are scheduled to commence during 2005.  The rental revenue from these commencements will be partially offset by the negative impact of the roll-down in rental rates on expiring leases and the straight-line adjustment related to the Dean Foods lease amendment, which was executed on June 30, 2005.  This adjustment is currently estimated to be approximately $150,000 per quarter for the remainder of 2005.

Property operating expenses – Total property operating expenses (operating expenses and real estate taxes) increased approximately $2.0 million, or 22.9%, during the six months ended June 30, 2005 as compared to the same period of 2004.  This increase is comprised of an $888,000 increase in operating expenses and a $1.1 million increase in real estate taxes.  The increase in operating expenses is primarily attributable to the 2004 acquisitions, which represent $1.2 million of the increase.  The increase is partially offset by a $321,000 decrease in ground lease expense due to the acquisition in October 2004 of the Greenhill Park land that was subject to a ground lease. Real estate taxes, which are the largest component of operating expenses, increased approximately $1.1 million; approximately $883,000 of this increase is due to the 2004 acquisitions.  The remainder of the increase in real estate taxes is due to increases in assessed property values and rates.  The Company has focused, and will continue to focus, on the ongoing management of controllable operating expenses, including aggressively challenging increased real estate tax assessments.

General and administrative expenses – General and administrative expenses increased approximately $882,000, or 46.0%, during the six months ended June 30, 2005 as compared to the same period of 2004.  Approximately $285,400 of the increase is due to the one-time severance for the Company’s former Chief Executive Officer, who resigned on April 30, 2005.  In addition, approximately $488,000 of the remaining increase is related to audit and consulting fees primarily incurred by the Company’s efforts to comply with the Sarbanes-Oxley Act of 2002.  The Company also expensed approximately $268,000 of costs related to the evaluation of strategic alternatives during the six month ended June 30, 2005.

Interest expense – Interest expense increased by approximately $2.4 million, or 45.1%, during the six months ended June 30, 2005 as compared to the same period of 2004.  This increase is primarily due to the borrowings the Company incurred for acquisitions and dividend payments during 2004 and working capital during 2004 and 2005.  The remainder of the increase is primarily due to the acquisition of the land underlying the Greenhill Park building, which was previously subject to a ground lease, and higher interest rates on our variable rate debt.  The Company anticipates a continued increase in interest expense during the remainder of 2005 due to the accelerated maturity date of our Unsecured Facility, which increased the amortization of deferred financing costs relative to the prior year.

Depreciation and amortization – Depreciation and amortization expense increased approximately $3.4 million, or 56.5%, during the six months ended June 30, 2005 as compared to the same period of 2004.  This increase is primarily due to the 2004 acquisitions and additional capital improvements, tenant improvements and leasing commissions on our current real estate investments.

Discontinued operations – In March 2005, the Company completed a Deed-In-Lieu Agreement to return our 13 non-core Texas State Buildings to the lender.  In March 2004, the Company sold its Texas Bank Buildings.  In accordance with SFAS No. 144, the Company has classified the operations of these properties, as well as the gain/(loss) on disposition, as discontinued operations.

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

On March 15, 2005, the Company amended its Secured Facility and Unsecured Facility with KeyBank due to the Company not being in compliance with its leverage, interest coverage and fixed charge coverage covenants required by the Secured Facility. The amendment to the Secured Facility involved: (i) a waiver for the events of non-compliance as of December 31, 2004, (ii) changes to the debt covenant calculations to set them at the same levels as those previously established for the Unsecured Facility, (iii) mandatory repayments of at least $2.5 million by July 1, 2005 and at least $10.0 million by September 1, 2005, (iv) removal of the revolving feature of the Secured Facility, and (v) the elimination of the obligation of the lender to make any further loans under the Secured Facility. The amendment to the Unsecured Facility involved: (i) a waiver for the events of non-compliance as of December 31, 2004 due to cross default provisions with the Secured Facility (ii) moving up the maturity date from November 12, 2007 to April 1, 2006, (iii) mandatory repayments of at least $5.0 million by September 1, 2005 and at least $10.0 million by January 3, 2006, (iv) removal of the revolving feature of the Unsecured Facility, (v) a requirement that any further borrowings, including borrowings to pay dividends, be subject to the approval of the lender in its sole and absolute discretion, (vi) a limitation on the incurrence of any other indebtedness by the Company without the prior written consent of the lender and (vii) a requirement that all net proceeds from a property sale, refinancing or other capital transaction be used to pay down any amounts outstanding. On June 6, 2005, the Secured Facility was further amended to eliminate the July 1, 2005 mandatory repayment and to extend the maturity date from November 12, 2005 to January 31, 2006.

As mentioned above, on September 1, 2005, the Company is scheduled to repay $15 million on our Secured and Unsecured Facilities.  We are actively involved in negotiations with our bank group to further amend our loan agreement to give us time to complete a strategic transaction, or alternatively, to sell certain assets and/or raise additional debt or equity capital and restructure our loan agreement. There is no assurance that we will get an amendment completed with our bank group in time to meet the September 1, 2005 mandatory repayment, which would result in the Company being in default under the terms of both the Secured and Unsecured Facilities.  Within 30 days of an event of default, the bank can implement certain remedies, including, but not limited to: restricting the Company from making any additional borrowings under the Facilities, requiring payment of the balance due under the Facilities, and/or instituting the foreclosure process on the properties collateralizing the Secured Facility.

On March 9, 2005, our Board suspended the payment of the common stock dividend for the first quarter of 2005. On June 27, 2005, the Board announced that it had continued the suspension of the dividend for the second quarter.  The Board determined that suspension of the dividend would maximize the Company’s ability to complete a strategic transaction in a timely manner. The Board intends to review and consider the resumption of a dividend in subsequent quarters based on a number of factors, including: (i) the completion of a strategic transaction or other significant capital event, such as refinancing or asset sales; and (ii) the Company’s financial results, capital resources and liquidity needs at that time.

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

Operating Activities

Net cash flows provided by operations decreased approximately $2.5 million, or 60.6%, for the six months ended June 30, 2005 as compared to the same period in 2004.  The decrease is primarily due to changes in assets and liabilities primarily due to the timing of payments for real estate taxes and other accounts payable, partially offset by the inclusion of the operations from property acquisitions made during 2004.

Investing Activities

Net cash flows used in investing activities decreased approximately $38.5 million, or 89.8%, for the six months ended June 30, 2005 as compared to the same period in 2004.  This decrease is primarily due to the $36.6 million in acquisitions in the six months ended June 30, 2004, which was partially offset by the net proceeds from the sale of the Texas Bank Buildings of $4.0 million.  In addition, there was a $2.6 million decrease in cash used for capital expenditures and tenant improvements during the six months ended June 30, 2005 as compared to the same period in 2004.

Financing Activities

Net cash flows provided by financing activities decreased approximately $37.8 million, or 94.0%, for the six months ended June 30, 2005 as compared to the same period of 2004.  This decrease is primarily due to the net proceeds of $39.9 million from the 2004 common stock offering, which were used to pay down the Company’s secured and unsecured credit facilities.  The remainder of the change is primarily composed of scheduled principal payments on mortgage loans, dividend payments and payments into escrow accounts as required by certain lenders.

Future Sources of Capital

The Company receives base rent under non-cancelable tenant leases and most leases provide for additional rent based on increases in operating expenses.

The Company has two credit facilities: the Secured Facility and the Unsecured Facility.  At June 30, 2005, there was $32.9 million outstanding under the Secured Facility and $31.1 million outstanding under the Unsecured Facility.

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

Subject to the results of our strategic alternatives review and the availability of capital, the Company may seek to acquire additional properties. In order to do so, we will try to utilize current sources of debt financing and possibly incur additional debt and/or obtain additional equity capital. The issuance of such securities or increase in debt to acquire additional properties, of which there is no assurance, could adversely affect the amount of cash available to pay dividends to shareholders. Due to the unknown outcome of the Company’s review of strategic alternatives, it is unclear whether we will be able to effectively access the public equity markets or incur additional debt at attractive rates.  If a strategic transaction is completed, the Company could pay Bear Stearns a transaction fee that would vary based on the type of arrangement entered into by the Company, which could be substantial.

Uses of Capital, Contractual Commitments and Off-Balance Sheet Arrangements

The following table details the contractual obligations for scheduled debt maturities at June 30, 2005.

For the years ended December 31,
2005	$16,542,457
2006	66,282,483
2007	11,167,321
2008	38,057,259
2009	15,526,679
Thereafter	88,101,469
Total	$235,677,668

Interest Rate Information

As of June 30, 2005, approximately 73% of the total mortgage loans outstanding are fixed rate loans with a weighted-average interest rate of 6.1% and 27% are variable rate loans with a weighted-average interest rate of 6.0%.

Debt Covenants

Certain of the Company’s debt instruments contain covenants common to that type of facility or borrowing, including financial covenants establishing minimum debt service coverage and maximum leverage ratios.  The Company was in compliance with all financial covenants pertaining to its debt instruments during the six months ended June 30, 2005.

As mentioned above, on September 1, 2005, the Company is scheduled to repay $15 million on our Secured and Unsecured Facilities.  We are actively involved in negotiations with our bank group to further amend our loan agreement to give us time to complete a strategic transaction, or alternatively, to sell certain assets and/or raise additional debt or equity capital and restructure our loan agreement. There is no assurance that we will get an amendment completed with our bank group in time to meet the September 1, 2005 mandatory repayment, which would result in the Company being in default under the terms of both the Secured and Unsecured Facilities.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

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

The Company capitalizes incremental internal project costs, primarily payroll and payroll related costs, associated with development, renovation, rehabilitation and tenant improvements if such costs are incremental and identifiable to a specific activity.  Capitalized costs are included in the investment basis of the real estate assets and are depreciated over their estimated useful lives.

Valuation of Real Estate Assets

Long-lived assets to be held and used by the Company are reviewed for impairment at least quarterly and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continually evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.  Valuation of real estate assets is considered to be critical because the evaluation of impairment and the determination of fair values involve management’s assumptions relating to future economic events that could materially affect the determination of the fair value, and therefore the carrying value of real estate.

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

Contractual Commitments

At June 30, 2005, the Company had contractual commitments of approximately $560,000, $1.0 million, and $955,000 for tenant improvements, capital expenditures, and leasing commissions, respectively.  The Company anticipates that a majority of these commitments will be relieved during the third and fourth quarters of 2005.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our future earnings, cash flows and fair values relevant to financial instruments depend upon prevalent market rates for those financial instruments.  Market risk is the risk of loss from adverse changes in market prices and interest rates.  We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, dividends and other cash requirements.  The majority of our outstanding debt obligations have fixed interest rates which limit the risk of fluctuating interest rates.  At June 30, 2005, our interest rate risk only related to our Secured Facility and our Unsecured Facility, of which there was $32.9 million and $31.1 million outstanding, respectively.  Based on the amounts outstanding at June 30, 2005, the annual impact of a 1% change in interest rates would be approximately $639,600.  There have been no material changes to our market risk profile since December 31, 2004.  See “Item 7a.  Quantitative and Qualitative Disclosure about Market Risk” in our 2004 Annual Report on Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.

Item 4.    Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2005.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.  Subsequent to June 30, 2005, there have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

Except as described below, we are not presently subject to material litigation, nor to our knowledge is any material litigation threatened against us.

On June 14, 2001, a lawsuit was filed in the District Court, Hidalgo County, Texas against Innerarity Austin, Inc., a Nevada corporation, and our AmeriVest Properties Texas, Inc. subsidiary, by Laura Smith and 21 other plaintiffs alleging that the defendants were negligent and breached various duties in allowing our Mission, Texas building to be contaminated with airborne contaminants while leasing the premises to the plaintiff’s employer, the Texas Department of Human Services.  Innerarity Austin, Inc. was the previous owner of the property.  The plaintiff alleges that due to the acts and omissions of the defendants, she has suffered serious and some permanent injuries and severe physical and mental pain.  The plaintiff seeks monetary and other relief, including exemplary damages, and pre-judgment and post-judgment interest as provided by law, costs of the lawsuit and such other relief to which the plaintiff may be justly entitled.  A trial date in this matter was set for May 2005 and then cancelled.  No new trial date has yet been set.  We have asserted a general denial of the material allegations and our insurance company is defending us in this lawsuit and is responsible for all costs.  We believe that this lawsuit will not be adversely determined and will not have any material adverse effect on our business and financial condition.

Item 2.    Changes in Securities and Use of Proceeds

No changes.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held June 16, 2005, shareholders elected the following individuals to serve on the Board of Directors of the Company:

Name	Shares Voted in Favor	Abstentions and Non-Votes
William T. Atkins	21,189,269	510,129
Patrice Derrington	21,230,848	468,550
Harry P. Gelles	20,046,556	1,652,842
Alexander S. Hewitt	21,233,901	465,497
Robert W. Holman	21,231,647	467,751
Charles K. Knight	21,228,739	470,659
John A. Labate	21,234,799	464,599
Jerry J. Tepper	21,289,777	409,621

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1	Certifications of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIVEST PROPERTIES INC.

August 5, 2005

	By:	/s/ Charles K. Knight
Charles K. Knight
Chief Executive Officer

	By:	/s/ Kathryn L. Hale
Kathryn L. Hale
Chief Financial Officer
(Principal Financial Officer and

Principal Accounting Officer)