Form 10-Q
period 2005-09-30
AMERIVEST PROPERTIES INC
filed 2005-11-04
CIK 927102

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

The number of shares of the registrant’s common stock outstanding as of October 31, 2005 was approximately 24,111,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERIVEST PROPERTIES INC.

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Investment in real estate:
Land	$48,059,765	$48,059,138
Buildings and improvements	171,412,430	170,390,274
Furniture, fixtures and equipment	1,250,431	1,169,186
Tenant improvements	12,884,183	10,392,649
Tenant leasing commissions	3,024,893	2,026,004
Intangible assets	15,335,821	16,069,201
Real estate assets – held-for-sale, net	83,907,783	97,668,274
Less: accumulated depreciation and amortization	(23,083,166)	(14,960,977)
Net investment in real estate	312,792,140	330,813,749

Cash and cash equivalents	1,096,281	1,859,660
Escrow deposits and restricted cash	8,261,821	2,957,370
Accounts receivable, net	791,012	671,251
Deferred rents receivable	4,261,686	3,430,609
Deferred financing costs, net	1,950,620	2,927,696
Prepaid expenses and other assets	875,358	524,072
Other assets – held-for-sale	2,489,782	4,769,282
Total assets	$332,518,700	$347,953,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Secured mortgage loans and notes payable	$145,758,176	$147,453,149
Unsecured line of credit	31,060,296	24,857,063
Secured mortgage loans – held for sale	58,082,652	64,276,179
Accounts payable and accrued expenses	5,902,687	4,524,282
Accrued real estate taxes	5,002,620	4,486,712
Prepaid rents, deferred revenue and security deposits	3,216,387	3,616,472
Dividends payable	—	3,116,130
Other liabilities – held-for-sale	548,305	573,730
Total liabilities	249,571,123	252,903,717
Minority interest – held-for-sale	—	1,580,057

Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized Issued and outstanding: none	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized Issued and outstanding: 24,105,464 and 23,982,233 shares, respectively	24,106	23,982
Capital in excess of par value	133,168,666	132,585,840
Distributions in excess of accumulated earnings	(50,245,195)	(39,139,907)
Total shareholders’ equity	82,947,577	93,469,915
Total liabilities and shareholders’ equity	$332,518,700	$347,953,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Real Estate Operating Revenue:
Rental revenues	$8,609,254	$7,106,977	$25,952,853	$19,718,169

Real Estate Operating Expenses:
Property operating expenses -
Operating expenses	2,307,499	2,244,619	6,901,892	6,017,444
Real estate taxes	974,461	820,352	3,527,521	2,312,209
General and administrative expenses	1,082,078	1,105,901	3,880,678	3,022,715
Interest expense	3,111,792	2,177,411	8,860,849	6,003,920
Depreciation and amortization expense	3,247,678	2,368,006	9,691,171	6,033,176
Total operating expense	10,723,508	8,716,289	32,862,111	23,389,464

Loss from continuing operations	(2,114,254)	(1,609,312)	(6,909,258)	(3,671,295)

Other Income:
Interest income	24,525	29,139	42,529	55,395
Total other income	24,525	29,139	42,529	55,395

Loss before discontinued operations	(2,089,729)	(1,580,173)	(6,866,729)	(3,615,900)

Net earnings/(loss) from discontinued operations	(3,340,714)	278,279	(4,238,559)	1,391,407

Net loss	$(5,430,443)	$(1,301,894)	$(11,105,288)	$(2,224,493)

Loss per Share:
Basic	$(0.23)	$(0.05)	$(0.46)	$(0.10)
Diluted	$(0.23)	$(0.05)	$(0.46)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic	24,074,937	23,934,094	24,044,762	21,807,943
Diluted	24,074,937	23,934,094	24,044,762	21,807,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statement of Shareholders’ Equity

Nine Months Ended September 30, 2005

(unaudited)

				Distributions
			Capital in	in Excess of
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Earnings	Total
Balance at December 31, 2004	23,982,233	$23,982	$132,585,840	$(39,139,907)	$93,469,915

Issuance of common stock:
Warrants exercised	1,500	2	7,499	—	7,501
Dividend Re-Investment Plan	6,609	7	41,049	—	41,056
Equity-based compensation	115,122	115	534,278	—	534,393
Net loss	—	—	—	(11,105,288)	(11,105,288)
Balance at September 30, 2005	24,105,464	$24,106	$133,168,666	$(50,245,195)	$82,947,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(11,105,288)	$(2,224,493)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization expense	14,378,955	9,991,175
Loss/(gain) on sale	20,803	(574,276)
Impairment of assets held-for-sale	2,720,826	—
Amortization of deferred financing costs	1,088,878	541,199
Write-off of unamortized deferred financing costs	215,993	—
Equity in loss of affiliate	—	18,076
Minority interest	(285,369)	(165,212)
Equity-based compensation	534,393	233,727
Changes in assets and liabilities-
Accounts receivable	248,096	(352,137)
Deferred rents receivable	(936,032)	(1,510,687)
Prepaid expenses and other assets	(351,286)	(25,436)
Accounts payable and accrued expenses	(1,259,777)	(227,581)
Other accrued liabilities	282,301	1,996,951
Net cash flows provided by operating activities	5,552,493	7,701,306

Investing activities:
Acquisitions of real estate, net	—	(59,983,705)
Capital expenditures	(2,027,079)	(3,538,766)
Tenant improvements	(4,044,453)	(6,253,622)
Leasing commissions paid	(2,057,079)	(1,303,538)
Deposits on pending real estate acquisitions	—	(726,500)
Proceeds from sale, net of closing costs	4,432,197	4,049,229
Cash paid to complete deed-in-lieu transaction	(114,600)	—
Legal settlement proceeds	450,000	—
Other, net	—	16,348
Net cash flows used in investing activities	(3,361,014)	(67,740,554)

Financing activities:
Additions to mortgage loans and lines of credit	7,203,233	93,227,462
Payments on mortgage loans, notes payable and line of credit	(3,322,641)	(62,941,369)
Payment of deferred financing costs	(313,446)	(568,424)
Net proceeds from common stock offering	—	39,895,429
Net proceeds from exercising of options and warrants	7,501	475,448
Net change in escrow deposits and restricted cash	(3,454,431)	(1,351,144)
Dividends paid	(3,075,074)	(7,612,563)
Net cash flows provided by/(used in) financing activities	(2,954,858)	61,124,839

Net change in cash and cash equivalents	(763,379)	1,085,591
Cash and cash equivalents at beginning of period	1,859,660	1,477,585
Cash and cash equivalents at end of period	$1,096,281	$2,563,176

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,930,480	$7,514,934

Significant non-cash investing and financing activities:
Basis of real estate involved in deed-in-lieu transaction	$5,160,022	—
Debt extinguishment as part of deed-in-lieu transaction	$5,565,859	—
Note receivable related to disposition	$364,170	—
Mortgage loans assumed and related real estate acquired	—	$12,492,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

1 – Organization

AmeriVest Properties Inc. (the Company) is incorporated under the laws of the State of Maryland and operates as a self-administered and self-managed real estate investment trust (REIT).  The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants.  At September 30, 2005, the Company owned 16 office properties located in metropolitan Denver, Dallas, Phoenix and Indianapolis, with the Company actively marketing for sale four of its properties.

2 – Interim Financial Statements

The unaudited consolidated financial statements included herein were prepared from the records of the Company in accordance with U.S. generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements generally conform to the presentation reflected in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.  The consolidated results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These financial statements and notes therein should be read together with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2004.

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

Certain prior period balances have been reclassified to conform to current period presentation.  The Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 include the impact of the held-for-sale assets.  See Note 4 “Discontinued Operations” for a discussion of discontinued operations.

3 – Equity-Based Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its equity-based compensation.  Accordingly, the Company does not recognize compensation cost for options granted to employees whose exercise price is equal to or exceeds the fair value of the underlying stock as of the grant date and which qualify for fixed plan accounting.  For restricted stock grants, the Company calculates compensation expense based on the fair value of each share on the grant date multiplied by the number of shares granted.  The Company recognizes this equity-based compensation over the vesting period.  For the nine months ended September 30, 2005, the Company recognized approximately $457,000 of equity-based compensation related to the vesting of previously issued restricted stock.

Equity-based compensation issued to non-employees is accounted for based on the fair value of the equity instruments issued.  The measurement date is considered to be the issuance date, or if there are performance vesting provisions, when earned.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company’s net loss and loss per share for the three and nine months ended September 30, 2005 and 2004 would have been changed to the pro forma amounts as indicated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss – as reported	$(5,430,443)	$(1,301,894)	$(11,105,288)	$(2,224,493)
Plus: Recognized equity-based compensation	206,893	102,030	534,393	233,727
Less: Total equity-based compensation expense based on fair value	(210,675)	(123,943)	(543,114)	(330,486)
Net loss – pro forma	$(5,434,225)	$(1,323,807)	$(11,114,009)	$(2,321,252)

Loss per basic share – as reported	$(0.23)	$(0.05)	$(0.46)	$(0.10)
Loss per diluted share – as reported	$(0.23)	$(0.05)	$(0.46)	$(0.10)

Loss per basic share – pro forma	$(0.23)	$(0.06)	$(0.46)	$(0.11)
Loss per diluted share – pro forma	$(0.23)	$(0.06)	$(0.46)	$(0.11)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004
Dividend yield	0.0%	7.5%
Volatility	10.5%	27.0%
Discount rate	2.7%	2.7%
Expected life (years)	1.7	5.0

4 – Discontinued Operations

In accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets”, the operating results of properties sold during the period or designated as held-for-sale and the related impairment and gain/loss on the disposition are included in discontinued operations for the three and nine months ended September 30, 2005 and 2004.

On September 1, 2005, the Company announced the intended sale of five properties:  Panorama Falls, AmeriVest Plaza at Inverness, Financial Plaza, Chateau Plaza and Keystone Office Park.  On September 30, 2005, the Company sold its 20% equity interest in Panorama Falls and received full repayment of the $4.4 million mortgage note held by AmeriVest on the property and a $364,170 promissory note. Prior to the disposition, the Company recognized an impairment of approximately $421,000 related to Panorama Falls.  In addition, as part of the Company’s incremental evaluation associated with the properties deemed as held-for-sale, the Company recognized an impairment of approximately $2.3 million in the third quarter of 2005.

On March 2, 2005, the Company completed a Deed-In-Lieu Agreement to return our 13 non-core Texas State Buildings to the lender.  The properties, consisting of 222,542 square feet, were leased primarily to various agencies of the State of Texas and are located in Temple, Clint, El Paso, Hempstead, Lubbock, Marshall, Columbus, Paris, Mission, Arlington, Bellville and Amarillo, Texas.  The buildings secured a loan in the amount of $5.6 million, and had a net book value of $5.2 million (excluding approximately $383,000 in escrow deposits which were included as part of the transaction), subsequent to an impairment charge of $1.2 million recognized during the fourth quarter of 2004.  In 2005, the Company recognized a net loss of approximately $20,800 and wrote-off unamortized deferred financing costs in connection with the disposition of approximately $216,000, which are reflected in discontinued operations.

On March 16, 2004, the Company sold its Texas Bank Buildings for $4.1 million and recognized a gain of $574,276 on the disposition.

The following is a summary of the net earnings/(loss) of the properties which comprise discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental revenue	$3,385,491	$4,328,151	$11,186,449	$12,985,506

Property operating expenses -
Operating expenses	1,077,694	1,315,390	3,429,444	3,900,707
Real estate taxes	473,712	573,601	1,625,767	1,813,739
Interest expense	1,034,796	892,101	3,097,888	2,643,066
Deferred financing costs associated with the disposition of real estate	—	—	215,993	—
Depreciation and amortization expense	1,504,598	1,372,874	4,599,656	3,957,999
Impairment of real estate	2,720,826	—	2,720,826	—
Equity in loss of affiliate	—	—	—	18,076
Total expenses	6,811,626	4,153,966	15,689,574	12,333,587

Minority interest	84,420	104,094	285,369	165,212
Gain/(loss) on disposition	1,001	—	(20,803)	574,276

Net earnings/(loss) from discontinued operations	$(3,340,714)	$278,279	$(4,238,559)	$1,391,407

5 – Mortgage Loans, Notes Payable, and Lines of Credit

The Company finances its properties with mortgage loans and other debt instruments, such as lines of credit.  The following is a summary of the Company’s outstanding mortgage loans, notes payable and lines of credit, classified by interest type (fixed or variable) and in order of maturity at September 30, 2005 and December 31, 2004:

				September 30, 2005		December 31, 2004
Lender	Mortgaged Property at September 30, 2005	Maturity Date		Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)
Fixed Rate
GEMSA	Hampton Court	11/1/2007		$7,900,000	5.48%	$7,900,000	5.48%

Greenwich Capital Financial Products	Parkway Centre II Centerra Southwest Gas Building	10/1/2008		37,514,148	5.13%	38,115,018	5.13%

Metropolitan Life Insurance Company	Parkway Centre III	9/10/2009		14,900,494	4.47%	15,154,645	4.47%

Southern Farm Bureau Life Insurance Company	Scottsdale Norte	4/1/2011		6,522,943	7.90%	6,568,596	7.90%

J.P. Morgan Chase	Hackberry View – 1st	9/1/2012		11,322,908	6.57%	11,424,345	6.57%

J.P. Morgan Chase	Hackberry View – 2nd (2)	9/1/2012		945,484	8.00%	967,654	8.00%

Teachers Insurance and Annuity Association of America	Sheridan Center Arrowhead Fountains Kellogg Building	1/1/2013		28,487,104	7.40%	28,852,678	7.40%

Allstate Life Insurance Company	Camelback – 1st	9/5/2014		15,707,459	5.82%	15,928,449	5.82%

Allstate Life Insurance Company	Camelback – 2nd	9/5/2014		4,908,581	5.82%	4,977,640	5.82%
Subtotal				128,209,121	5.98%	129,889,025	5.98%

Variable Rate
KeyBank National Association – Senior Secured Line of Credit	Greenhill Park		(4)	17,500,000	5.87%	17,500,000	4.96%

KeyBank National Association – Unsecured Line of Credit	Unsecured	4/1/2006		31,060,296	6.64%	24,857,063	5.63%
Subtotal				48,560,296	6.36%	42,357,063	5.35%

Other Notes Payable
Lease Capital Corporation	Phone system	10/31/2007		49,055	11.11%	64,124	11.11%
Subtotal, excluding held for sale properties				176,818,472	6.09%	172,310,212	5.83%

Held-for-Sale Portfolio
Teachers Insurance and Annuity Association of America	AmeriVest Plaza at Inverness	1/10/2006		14,283,367	7.90%	14,412,347	7.90%

Allstate Life Insurance Company	Financial Plaza	10/5/2010		23,783,553	5.25%	24,173,324	5.25%

Security Life of Denver Insurance Company	Keystone Office Park – 1st	5/1/2022		4,149,592	8.00%	4,236,333	8.00%

Security Life of Denver Insurance Company	Keystone Office Park – 2nd	5/1/2022		466,140	8.63%	474,284	8.63%

KeyBank National Association – Senior Secured Line of Credit	Chateau Plaza		(4)	15,400,000	5.87%	15,400,000	4.96%

Transatlantic Capital Company, LLC (3)	Texas State Buildings	N/A		—	—	5,579,891	7.66%
Subtotal, held-for-sale properties				58,082,652	6.29%	64,276,179	6.19%

Total				$234,901,124	6.14%	$236,586,391	5.92%

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

(4)          The Secured Facility amounts shown are per the original allocation under the agreement as determined when the properties were added to the facility.  Under certain amendments to the loan agreement, additional payment amounts would be due upon the sale of Chateau Plaza from the proceeds of the sale and the related escrow reserve.  See “Debt Covenants” below for additional information.

The following table details the scheduled maturities of debt outstanding at September 30, 2005:

	Including Held-for-Sale Properties	Excluding Held-for-Sale Properties
2005(1)	$765,913	$552,730
2006	81,282,483	50,951,697
2007	11,167,321	10,433,756
2008	38,057,259	37,279,682
2009	15,526,679	14,702,341
Thereafter	88,101,469	62,898,266
Total	$234,901,124	$176,818,472

(1)          See “Debt Covenants” for potential additional mandatory repayments on the Unsecured and Secured Facilities during 2005.  See also Note 7, “Subsequent Events”, for an additional repayment on the Secured and Unsecured Facility.

The change in debt during the nine months ended September 30, 2005 consisted of the following:

2005
Balance at January 1	$236,586,391
Additions	7,203,233
Repayments	(1,000,000)
Debt extinguishment as part of deed-in-lieu transaction	(5,565,859)
Scheduled principal payments	(2,322,641)
Balance at September 30	$234,901,124

Debt Covenants

Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the nine months ended September 30, 2005.

On September 1, 2005, the Company amended its Secured Facility and Unsecured Facility with KeyBank National Association (“KeyBank”), as Agent, to extend to September 14, 2005 the mandatory prepayments due on or before September 1, 2005 of $10.0 million on the Unsecured Facility and $5.0 million on the Secured Facility.  These payment terms were required by the previous amendments to the facilities dated March 15, 2005.

On September 14, 2005, the Company further amended its Secured Facility and Unsecured Facility with KeyBank to extend the mandatory prepayment date to be on or before January 17, 2006 and to apply the entire mandatory payment of $15.0 million to the Secured Facility.  The amendments made the following material changes to the agreements:

The amendment to the Secured Facility included: (i) a reduction from 70% to 65% as the borrowing base value should one of the two secured properties be released from the agreement, (ii) an extension of the maturity date from January 31, 2006 to April 1, 2006, (iii) a reduction of the EBITDA to Fixed Charge covenant from 1.35 to 1.0 to 1.25 to 1.0 and the elimination of loan fee amortization from the definition of interest expense included in the fixed charge calculation, (iv) the requirement of an employee contract with the Company’s current President and CEO, (v) an increase in the mandatory prepayment from $5.0 million to $15.0 million, due on or before January 17, 2006, and (vi) a requirement that fifty percent of net sales proceeds received by the Company on any property sold that is not secured by the facility and 100% of net sales proceeds on any property that is secured by the facility will be paid to KeyBank as Agent for the lenders.  In addition, certain minimum payments were established in connection with the sale of secured properties.

The amendment to the Unsecured Facility involved: (i) secondary mortgages and assignments of leases and rents to the Unsecured Facility for the properties secured by the Secured Facility, (ii) a secondary collateral agreement for the Chateau Reserve Account currently held by the Secured Facility, (iii) the requirement of an employee contract with the Company’s current President and CEO, (iv) a reduction of the EBITDA to Fixed Charge covenant from 1.35 to 1.0 to 1.25 to 1.0 and the elimination of loan fee amortization from the definition of interest expense included in the fixed charge calculation, (v) the deletion of the mandatory prepayment due on the Unsecured Facility (formerly $10.0 million) and substituting the required payment of 50% of all net sales proceeds received by the Company on any property that is not secured by the Secured Facility until the Secured Facility is paid in total and 100% of such proceeds thereafter.  The release of the secured properties has minimum payment requirements identical to those contained in the Amended Secured Facility, as noted above, and the sales prices for properties not secured by the Secured Facility are subject to certain approvals by the lender.

In addition, the Company amended its Chateau Reserve and Collateral Agreements to include the Greenhill Park property.  This agreement requires net operating income, subject to certain adjustments, of the Company’s Chateau Plaza property in Dallas, Texas, to be paid on a monthly basis into a reserve account to be used for certain costs related to the property’s largest tenant.  Reserve amounts can now be drawn from the account as reimbursement for tenant-related costs of the Greenhill Park property, also located in Dallas.  The amended agreement also calls for certain mandatory applications of the existing reserve balance to the loans upon the release of either or both properties secured by the Secured Facility.  The balance in the reserve at September 30, 2005 was $3.0 million.  Per the agreement, $1.2 million of the reserve balance is allocated to Greenhill Park and the remaining $1.8 million is allocated to Chateau Plaza, which is classified as held-for-sale and is included in discontinued operations (see Note 4, “Discontinued Operations”).

As a result of the amendments to the Secured and Unsecured Facilities, the Company believes that it will be able to comply with the revised covenants based on the 2005 and 2006 budgeted results of operations and the strategic asset sale plan previously adopted by the Board.  In addition, the Company believes it could meet its obligations under the amended facilities agreements by either: (i) completing a strategic transaction, which may include a sale or recapitalization of all or a portion of the company’s assets or a merger of the Company or (ii) obtaining additional financing by refinancing certain assets.  If the Company is unable to raise sufficient capital for the mandatory repayments, or if we are unable to remain in compliance with our debt covenants, the bank could accelerate and demand repayment of outstanding amounts based on the terms of the amended facilities agreements.

6 – Loss Per Share

There are no adjustments necessary to the basic weighted average common shares outstanding to arrive at the diluted weighted average common shares outstanding for the three or nine months ended September 30, 2005 and 2004 as the Company recognized a net loss and the impact would be anti-dilutive.

7 – Subsequent Events

Effective October 1, 2005, the Company retained Trammell Crow Services, Inc. (“Trammell”) as property manager for its Denver portfolio.  Trammel will be responsible for numerous services, including property and construction management.  The Company will pay Trammell a monthly fee that is the greater of (i) one and eight-tenths percent (1.8%) of monthly gross revenues from the Denver properties or (ii) a minimum dollar amount per property whose aggregate is $12,500.

On October 3, 2005, the Company used the $4.4 million proceeds from the sale of Panorama Falls to pay down both its Secured and Unsecured Facilities in equal portions, with an additional $1.0 million in borrowing netted against the payment on the Unsecured Facility.

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

Overview

As used herein, “we”, “us”, “our” and “the Company” refer to AmeriVest Properties Inc., a Maryland corporation. We were incorporated in the State of Maryland in 1999. We are a fully-integrated, self-administered and self-managed REIT and primarily invest in and operate commercial office buildings in select markets and lease the commercial office buildings to small and medium size tenants. At September 30, 2005, we owned 16 properties, which included an aggregate of 2,451,002 square feet compared to 29 properties totaling 2,628,044 square feet at September 30, 2004, including properties classified as discontinued operations.  Excluding properties classified as discontinued operations, we had 12 properties, which represents an aggregate of 1,734,786 square feet at September 30, 2005 and 11 properties, which represent an aggregate of 1,626,603 square feet at September 30, 2004.  We generate revenue primarily through the rental of office space at our properties.  The demand for our products is correlated, in general, to the national economy, and more specifically, to the demand for office space by small and medium size tenants in metropolitan Denver, Dallas, Phoenix and Indianapolis, where we currently marketing certain of our assets.  We have elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if we distribute at least 90% of our taxable income and comply with a number of organizational and operational requirements.

Results Of Operations

Comparison of the three months ended September 30, 2005 to September 30, 2004:

	2005	2004	Change

Real estate operating revenue:
Rental revenue	$8,609,254	$7,106,977	$1,502,277

Real estate operating expenses:
Property operating expenses-
Operating expenses	2,307,499	2,244,619	62,880
Real estate taxes	974,461	820,352	154,109
General and administrative expenses	1,082,078	1,105,901	(23,823)
Interest expense	3,111,792	2,177,411	934,381
Depreciation and amortization expense	3,247,678	2,368,006	879,672
Total operating expense	10,723,508	8,716,289	2,007,219

Loss from continuing operations	(2,114,254)	(1,609,312)	(504,942)

Other income:
Interest income	24,525	29,139	(4,614)
Total other income	24,525	29,139	(4,614)

Loss before discontinued operations	(2,089,729)	(1,580,173)	(509,556)

Net income/(loss) from discontinued operations	(3,340,714)	278,279	(3,618,993)

Net loss	$(5,430,443)	$(1,301,894)	$(4,128,549)

Rental revenue – Rental revenue increased approximately $1.5 million, or 21.1%, during the three months ended September 30, 2005 as compared to the same period of 2004.  Approximately $1.4 million of the increase is due to the inclusion of the operating results of the post-June 30, 2004 acquisitions (Parkway Center III and Hampton Court).  The remaining increase is due to increased revenues, primarily from increased occupancy, from our properties that were fully operational during the entire third quarter of 2004 and 2005.  Revenue for the three months ended September 30, 2005 was negatively impacted by a non-recurring year-to-date reclass for certain utility reimbursements of $202,000; this reclass decreased revenue and operating expenses during the period.  At September 30, 2005, the Company has approximately 53,000 square feet of leases that are signed and are scheduled to commence during the fourth quarter of 2005 and first quarter of 2006.   The rental revenue from these commencements will be partially offset by the negative impact of a continuing roll-down in effective rental rates from expiring leases and the straight-line adjustment related to the Dean Foods lease amendment, which was executed June 30, 2005.  This adjustment is approximately $150,000 per quarter for the remainder of 2005.

Property operating expenses – Total property operating expenses (operating expenses and real estate taxes) increased approximately $217,000, or 7.1%, during the third quarter of 2005 as compared to the same period of 2004.  This increase is comprised of a $63,000 increase in operating expenses and a $154,000 increase in real estate taxes.  Approximately $432,000 of the increase in operating expenses is due to the inclusion of the post-June 30, 2004 acquisitions, which is partially offset by a $363,000 decrease from our properties that were fully operational during the entire third quarter of 2005. The decrease in operating expenses for the three months ended September 30, 2005, were primarily due to a $161,000 decrease in ground lease expense due to the acquisition of the Greenhill Park land in October 2004 and the utility reimbursement reclass of $202,000 mentioned above.  Real estate taxes, which are the largest component of property operating expenses, increased approximately $154,000; approximately $170,000 of this increase is due to the post-June 30, 2004 acquisitions, partially offset by reductions in assessments of real estate values on certain of our properties.  The Company has focused, and will continue to focus, on the ongoing management of controllable operating expenses, including aggressively challenging increased real estate tax assessments.

General and administrative expenses – General and administrative expenses decreased approximately $24,000, or 2.2%, during the third quarter of 2005 as compared to the same period of 2004.  During the three months ended September 30, 2005, the Company recognized approximately $185,000 for the vesting of restricted shares related to certain change in control and executive employment agreements and approximately $39,000 for costs related to the evaluation of strategic alternatives. Legal and consulting fees decreased approximately $89,000 for the three months ended September 30, 2005 as compared to the same period of 2004.

Interest expense – Interest expense increased by approximately $934,000, or 42.9%, during the third quarter of 2005 as compared to the same period of 2004.  This increase is primarily due to the borrowings the Company incurred for acquisitions and dividend payments during 2004 and working capital during 2004 and 2005.   The remainder of the increase is primarily due to the acquisition of the land underlying the Greenhill Park building, which was previously subject to a ground lease, and higher interest rates on our variable rate debt, which has increased since 2004.  Proceeds from anticipated asset sales will be used to pay down existing debt, which could impact interest expense during the fourth quarter of 2005, depending on the timing of the sales.

Depreciation and amortization – Depreciation and amortization expense increased approximately $880,000, or 37.1%, during the third quarter of 2005 as compared to the same period of 2004.  This increase is primarily due to the post-June 30, 2004 acquisitions and additional capital improvements, tenant improvements and leasing commissions on our current real estate investments.

Discontinued operations – The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations.  At September 30, 2005, the Company had four properties classified as held-for-sale under the provisions of SFAS No. 144.  Accordingly, we have classified the operating earnings and impairment from these properties within discontinued operations for the three months ended September 30, 2005 and 2004.  During the nine months ended September 30, 2005, the Company sold its 20% equity interest in its joint venture (Panorama Falls) and completed a Deed-in-Lieu Agreement to return its 13 non-core Texas State Buildings to the lender.  During the twelve months ended December 31, 2004, the Company sold its Texas Bank Buildings.   The decrease in rental revenues for the three months ended September 30, 2005 as compared to the same period of 2004 is primarily due to the results of the Texas State Buildings and decreased average occupancy.  The decrease in operating expenses for the three months ended September 30, 2005 as compared to the same period of 2004 is primarily due to the Texas State Buildings. The operating results of the disposed properties and the related impairment and gain/loss are also classified as discontinued for the three months ended September 30, 2005 and 2004.  The following is a summary of net earnings from discontinued operations:

	Three Months Ended September 30,
	2005	2004
Rental revenue	$3,385,491	$4,328,151

Property operating expenses -
Operating expenses	1,077,694	1,315,390
Real estate taxes	473,712	573,601
Interest expense	1,034,796	892,101
Depreciation and amortization expense	1,504,598	1,372,874
Impairment of real estate	2,720,826	—
Total expenses	6,811,626	4,153,966

Minority interest	84,420	104,094
Gain on disposition	1,001	—

Net earnings/(loss) from discontinued operations	$(3,340,714)	$278,279

Comparison of the nine months ended September 30, 2005 to September 30, 2004:

	2005	2004	Change

Real estate operating revenue:
Rental revenue	$25,952,853	$19,718,169	$6,234,684

Real estate operating expenses:
Property operating expenses-
Operating expenses	6,901,892	6,017,444	884,448
Real estate taxes	3,527,521	2,312,209	1,215,312
General and administrative expenses	3,880,678	3,022,715	857,963
Interest expense	8,860,849	6,003,920	2,856,929
Depreciation and amortization expense	9,691,171	6,033,176	3,657,995
Total operating expense	32,862,111	23,389,464	9,472,647

Loss from continuing operations	(6,909,258)	(3,671,295)	(3,237,963)

Other income:
Interest income	42,529	55,395	(12,866)
Total other income	42,529	55,395	(12,866)

Loss before discontinued operations	(6,866,729)	(3,615,900)	(3,250,829)

Net earnings/(loss) from discontinued operations	(4,238,559)	1,391,407	(5,629,966)

Net loss	$(11,105,288)	$(2,224,493)	$(8,880,795)

Rental revenue – Rental revenue increased approximately $6.2 million, or 31.6%, during the nine months ended September 30, 2005 as compared to the same period of 2004.  The increase is primarily due to the inclusion of the operating results of the properties acquired during 2004 (Camelback Lakes, Hackberry View, Parkway Center III and Hampton Court), which contributed approximately $6.2 million of the increase.  Revenue for the nine months ended September 30, 2005 was negatively impacted by a non-recurring year-to-date reclass for certain utility reimbursements of $202,000; this reclass decreased revenue and operating expenses during the period.  At September 30, 2005, the Company has approximately 53,000 square feet of leases that are signed and are scheduled to commence during 2005.   The rental revenue from these commencements will be partially offset by the negative impact of the roll-down in rental rates on expiring leases and the straight-line adjustment related to the Dean Foods lease amendment, which was executed on June 30, 2005.

Property operating expenses – Total property operating expenses (operating expenses and real estate taxes) increased approximately $2.1 million, or 25.2%, during the nine months ended September 30, 2005 as compared to the same period of 2004.  This increase is comprised of an $884,000 increase in operating expenses and a $1.2 million increase in real estate taxes.  The increase in operating expenses is primarily attributable to the 2004 acquisitions, which represent $1.6 million of the increase.  The increase is partially offset by a decrease in our properties that were fully operational during the entire nine months ended September 30, 2004 and 2005, primarily due to a $482,000 decrease in ground lease expense due to the acquisition in October 2004 of the Greenhill Park land that was subject to a ground lease and the utility reimbursement reclass of $202,000 mentioned above. Real estate taxes, which are the largest component of operating expenses, increased approximately $1.2 million primarily due to the 2004 acquisitions.  The Company has focused, and will continue to focus, on the ongoing management of controllable operating expenses, including aggressively challenging increased real estate tax assessments.

General and administrative expenses – General and administrative expenses increased approximately $858,000, or 28.4%, during the nine months ended September 30, 2005 as compared to the same period of 2004.  Approximately $285,400 of the increase is due to the one-time severance for the Company’s former Chief Executive Officer, who resigned on April 30, 2005.  In addition, approximately $424,000 of the remaining increase is related to audit and consulting fees primarily incurred by the Company’s efforts to comply with the Sarbanes-Oxley Act of 2002.  During the nine months ended September 30, 2005, the Company also expensed approximately $312,000 of costs related to the evaluation of strategic alternatives and an incremental $185,000 for the vesting of restricted shares related to certain change in control and executive employment agreements.

Interest expense – Interest expense increased by approximately $2.9 million, or 47.6%, during the nine months ended September 30, 2005 as compared to the same period of 2004.  This increase is primarily due to the borrowings the Company incurred for acquisitions and dividend payments during 2004 and working capital during 2004 and 2005.   The remainder of the increase is primarily due to the acquisition of the land underlying the Greenhill Park building, which was previously subject to a ground lease, and higher interest rates on our variable rate debt.  Proceeds from anticipated asset sales will be used to pay down existing debt, which could impact interest expense during the fourth quarter of 2005, depending on the timing of the sales.

Depreciation and amortization – Depreciation and amortization expense increased approximately $3.7 million, or 60.6%, during the nine months ended September 30, 2005 as compared to the same period of 2004.  This increase is primarily due to the 2004 acquisitions and additional capital improvements, tenant improvements and leasing commissions on our current real estate investments.

Discontinued operations – The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations.  At September 30, 2005, the Company had four properties classified as held-for-sale under the provisions of SFAS No. 144.  Accordingly, we have classified the operating earnings and impairment from these properties within discontinued operations for the nine months ended September 30, 2005 and 2004.  During the nine months ended September 30, 2005, the Company sold its 20% equity interest in its joint venture (Panorama Falls) and completed a Deed-in-Lieu Agreement to return its 13 non-core Texas State Buildings to the lender.  During the twelve months ended December 31, 2004, the Company sold its Texas Bank Buildings. The decrease in rental revenues for the nine months ended September 30, 2005 as compared to the same period of 2004 is primarily due to the results of the Texas Bank Buildings and the Texas State Buildings and decreased average occupancy.  The decrease in operating expenses for the three months ended September 30, 2005 as compared to the same period of 2004 is primarily due to the Texas Bank Buildings and the Texas State Buildings. The operating results of the disposed properties and the related impairment and gain/loss are also classified as discontinued for the nine months ended September 30, 2005 and 2004.  The following is a summary of net earnings from discontinued operations:

	Nine Months Ended September 30,
	2005	2004
Rental revenue	$11,186,449	$12,985,506

Property operating expenses –
Operating expenses	3,429,444	3,900,707
Real estate taxes	1,625,767	1,813,739
Interest expense	3,097,888	2,643,066
Deferred financing costs associated with the disposition of real estate	215,993	—
Depreciation and amortization expense	4,599,656	3,957,999
Impairment of real estate	2,720,826	—
Equity in loss of affiliate	—	18,076
Total expenses	15,689,574	12,333,587

Minority interest	285,369	165,212
Gain/(loss) on disposition	(20,803)	574,276

Net earnings/(loss) from discontinued operations	$(4,238,559)	$1,391,407

Liquidity and Capital Resources

Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, our ability to collect rent from our tenants, and the level of operating and other expenses. Our net cash provided by operating activities has been a significant source of liquidity to help fund debt service, capital improvements, tenant improvements and leasing costs for operating properties as well as distributions to our shareholders.  We do not plan to make any new acquisitions until such time as our finances allow.

On September 1, 2005, the Company amended its Secured Facility and Unsecured Facility with KeyBank National Association (“KeyBank”), as Agent, to extend to September 14, 2005 the mandatory prepayments due on or before September 1, 2005 of $10.0 million on the Unsecured Facility and $5.0 million on the Secured Facility.  These payment terms were required by the previous amendments to the facilities dated March 15, 2005.

On September 14, 2005, the Company further amended its Secured Facility and Unsecured Facility with KeyBank to extend the mandatory prepayment date to be on or before January 17, 2006 and to apply the entire mandatory payment of $15.0 million to the Secured Facility.  The amendments made the following material changes to the agreements:

The amendment to the Secured Facility included: (i) a reduction from 70% to 65% as the borrowing base value should one of the two secured properties be released from the agreement, (ii) an extension of the maturity date from January 31, 2006 to April 1, 2006, (iii) a reduction of the EBITDA to Fixed Charge covenant from 1.35 to 1.0 to 1.25 to 1.0 and the elimination of loan fee amortization from the definition of interest expense included in the fixed charge calculation, (iv) the requirement of an employee contract with the Company’s current President and CEO, (v) an increase in the mandatory prepayment from $5.0 million to $15.0 million, due on or before January 17, 2006, and (vi) a requirement that fifty percent of net sales proceeds received by the Company on any property sold that is not secured by the facility and 100% of net sales proceeds on any property that is secured by the facility will be paid to KeyBank as Agent for the lenders.  In addition, certain minimum payments were established in connection with the sale of secured properties.

The amendment to the Unsecured Facility involved: (i)secondary mortgages and assignments of leases and rents to the Unsecured Facility for the properties secured by the Secured Facility, (ii) a secondary collateral agreement for the Chateau Reserve Account currently held by the Secured Facility, (iii) the requirement of an employee contract with the Company’s current President and CEO, (iv) a reduction of the EBITDA to Fixed Charge covenant from 1.35 to 1.0 to 1.25 to 1.0 and the elimination of loan fee amortization from the definition of interest expense included in the fixed charge calculation, (v) the deletion of the mandatory prepayment due on the Unsecured Facility (formerly $10.0 million) and substituting the required payment of 50% of all net sales proceeds received by the Company on any property that is not secured by the Secured Facility until the Secured Facility is paid in total and 100% of such proceeds thereafter.  The release of the secured properties has minimum payment requirements identical to those contained in the Amended Secured Facility, as noted above, and the sales prices for properties not secured by the Secured Facility are subject to certain approvals by the lender.

In addition, the Company amended its Chateau Reserve and Collateral Agreements to include the Greenhill Park property.  This agreement requires net operating income, subject to certain adjustments, of the Company’s Chateau Plaza property in Dallas, Texas, to be paid on a monthly basis into a reserve account to be used for certain costs related to the property’s largest tenant.  Reserve amounts can now be drawn from the account as reimbursement for tenant-related costs of the Greenhill Park property, also located in Dallas.  The amended agreement also calls for certain mandatory applications of the existing reserve balance to the loans upon the release of either or both properties secured by the Secured Facility.  The balance in the reserve at September 30, 2005 was $3.0 million.  Per the agreement, $1.2 million of the reserve balance is allocated to Greenhill Park and the remaining $1.8 million is allocated to Chateau Plaza, which is classified as held-for-sale and is included in discontinued operations (see Note 4, “Discontinued Operations”).

As a result of the amendments to the Secured and Unsecured Facilities, the Company believes that it will be able to comply with the revised covenants based on the 2005 and 2006 budgeted results of operations and the strategic asset sale plan previously adopted by the Board.  In addition, the Company believes it could meet its obligations under the amended facilities agreements by either: (i) completing a strategic transaction, which may include a sale or recapitalization of all or a portion of the company’s assets or a merger of the Company or (ii) obtaining additional financing by refinancing certain assets.  If the Company is unable to raise sufficient capital for the mandatory repayments, or if we are unable to remain in compliance with our debt covenants, the bank could accelerate and demand repayment of outstanding amounts based on the terms of the amended facilities agreements, which could impact our ability to continue as a going concern.

On September 1, 2005, the Board announced that it had continued the suspension of the dividend for the third quarter.  The Board intends to review and consider the resumption of a dividend in subsequent quarters based on a number of factors, including: (i) the completion of a strategic transaction or other significant capital event, such as refinancing or asset sales; and (ii) the Company’s financial results, capital resources and liquidity needs at that time.

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

Operating Activities

Net cash flows provided by operations decreased approximately $2.1 million, or 27.9%, for the nine months ended September 30, 2005 as compared to the same period in 2004.  The decrease is primarily due to changes in assets and liabilities primarily due to the timing of payments for real estate taxes and other accounts payable, partially offset by the inclusion of the operations from property acquisitions made during 2004.

During the nine months ended September 30, 2005, the properties included in discontinued operations contributed approximately $3.6 million to net cash flows provided by operations.

Investing Activities

Net cash flows used in investing activities decreased approximately $64.4 million, or 95.0%, for the nine months ended September 30, 2005 as compared to the same period in 2004.  This decrease is primarily due to the $60.0 million in acquisitions in the nine months ended September 30, 2004, which was partially offset by the net proceeds from the sale of the Texas Bank Buildings of $4.0 million.  In addition, there was a $3.0 million decrease in cash used for capital expenditures, tenant improvements and leasing commissions during the nine months ended September 30, 2005 as compared to the same period in 2004.  The nine months ended September 30, 2005 also includes net proceeds of approximately $4.4 million for the disposition of Panorama Falls.

During the nine months ended September 30, 2005, the properties included in discontinued operations accounted for approximately $800,000, $1.9 million and $1.3 million of the net cash flows used for capital expenditures, tenant improvements and leasing commissions, respectively.

Financing Activities

Net cash flows provided by financing activities decreased approximately $64.1 million, or 104.8%, for the nine months ended September 30, 2005 as compared to the same period of 2004.  This decrease is primarily due to the net proceeds of $39.9 million from the 2004 common stock offering, which were used to pay down the Company’s Secured and Unsecured Facilities, and additions to mortgage loans due to acquisitions.   In addition, during the nine months ended September 30, 2005, net cash used for escrow deposits and restricted cash increased by approximately $2.1 million as compared to the same period of 2004, primarily due to the proceeds from the disposition of Panorama Falls, which were used to pay down the Company’s Secured and Unsecured Facilities in the fourth quarter of 2005.  The remainder of the change is primarily composed of scheduled principal payments on mortgage loans and dividend payments.

Future Sources of Capital

The Company receives base rent under non-cancelable tenant leases and most leases provide for additional rent based on increases in operating expenses.

The Company has two credit facilities: the Secured Facility and the Unsecured Facility.   At September 30, 2005, there was $32.9 million outstanding under the Secured Facility and $31.1 million outstanding under the Unsecured Facility.

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

Uses of Capital, Contractual Commitments and Off-Balance Sheet Arrangements

The following table details the contractual obligations for scheduled debt maturities at September 30, 2005.

	Including Held-for-Sale Properties	Excluding Held-for-Sale Properties
2005 (1)	$765,913	$552,730
2006	81,282,483	50,951,697
2007	11,167,321	10,433,756
2008	38,057,259	37,279,682
2009	15,526,679	14,702,341
Thereafter	88,101,469	62,898,266
Total	$234,901,124	$176,818,472

(1)          See “Debt Covenants” for potential additional mandatory repayments on the Unsecured and Secured Facilities during 2005.  See also Note 7, “Subsequent Events”, for an additional repayment on the Secured and Unsecured Facility.

Interest Rate Information

As of September 30, 2005, approximately 73% of the total mortgage loans outstanding are fixed rate loans with a weighted-average interest rate of 6.1% and 27% are variable rate loans with a weighted-average interest rate of 6.3%.

Debt Covenants

Certain of the Company’s debt instruments contain covenants common to that type of facility or borrowing, including financial covenants establishing minimum debt service coverage and maximum leverage ratios.  The Company was in compliance with all financial covenants pertaining to its debt instruments during the nine months ended September 30, 2005.

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

Valuation of Real Estate Assets

Long-lived assets to be held and used by the Company are reviewed for impairment at least quarterly and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including the Company electing to sell a property. The Company continually evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.  Valuation of real estate assets is considered to be critical because the evaluation of impairment and the determination of fair values involve management’s assumptions relating to future economic events that could materially affect the determination of the fair value, and therefore the carrying value of real estate.

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

Contractual Commitments

At September 30, 2005, the Company had contractual commitments of approximately $1.6 million, $582,000, and $431,000 for tenant improvements, capital expenditures, and leasing commissions, respectively.  The Company anticipates that a majority of these commitments will be relieved during the fourth quarter of 2005 and first quarter of 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our future earnings, cash flows and fair values relevant to financial instruments depend upon prevalent market rates for those financial instruments.  Market risk is the risk of loss from adverse changes in market prices and interest rates.  We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, dividends and other cash requirements.  The majority of our outstanding debt obligations have fixed interest rates which limit the risk of fluctuating interest rates.  At September 30, 2005, our interest rate risk only related to our Secured Facility and our Unsecured Facility, of which there was $32.9 million and $31.1 million outstanding, respectively.  Based on the amounts outstanding at September 30, 2005, the annual impact of a 1% change in interest rates would be approximately $639,600.  There have been no material changes to our market risk profile since December 31, 2004.  See “Item 7a.  Quantitative and Qualitative Disclosure about Market Risk” in our 2004 Annual Report on Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.

Item 4.    Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2005.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.  Subsequent to September 30, 2005, there have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

No update.

Item 2.    Changes in Securities and Use of Proceeds

No changes.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1        Property Management Agreement between AmeriVest Properties Inc. and Trammell Crow Company dated August 30, 2005

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

AMERIVEST PROPERTIES INC.

November 4, 2005	By:	/s/	Charles K. Knight
Charles K. Knight
Chief Executive Officer

	By:	/s/	Kathryn L. Hale
Kathryn L. Hale
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)