Form 10-K
period 2005-12-31
AMERIVEST PROPERTIES INC
filed 2006-03-16
CIK 927102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Registrant’ telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

Based on the closing price of the registrant’s common shares on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $88,600,000. As of March 15, 2006, there were approximately 24,124,000 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

This annual report includes statements that are not historical facts. These statements are “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995) based, among other things, on our current expectations and beliefs and are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those described in the forward-looking statements. There are forward-looking statements throughout this annual report, including in statements containing the words “will,” “plan,” “believe,” “expect,” “anticipate,” “should,” “target,” “intend,” “may,” “could,” “would” and similar expressions. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those described in the forward-looking statements. Many of these risks and uncertainties are beyond our control and their potential effect on our company is difficult or impossible to predict accurately.

You should not place undue reliance on forward-looking statements. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of such information in this annual report should not be regarded as a representation by our company or any other person that our objectives or plans will be realized. The forward-looking statements contained in this annual report speak only as of the date that they are made and we do not undertake any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting these forward-looking statements.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Overview

As used herein, “we”, “us”, “our” and “the Company” refer to AmeriVest Properties Inc., a Maryland corporation. We were incorporated in the State of Maryland in 1999. We are a Real Estate Investment Trust (“REIT”) investing in, operating and leasing commercial office buildings primarily to small and medium size tenants. At December 31, 2005, we owned 14 properties, which included an aggregate of approximately 2,160,000 square feet located in metropolitan Denver, Dallas, Phoenix and Indianapolis. In January 2006, we sold two properties in Phoenix and Indianapolis, reducing our total ownership to 12 properties with approximately 1,730,000 square feet in Denver, Dallas and Phoenix.

We have elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if we distribute at least 90% of our taxable income and comply with a number of organizational and operational requirements.

Plan of Liquidation

On February 9, 2006, our Board of Directors adopted a plan for the complete liquidation and dissolution of our Company (the “Plan”). We intend to present this Plan to stockholders for their approval at the 2006 annual stockholders meeting. Management and the Board of Directors estimate that, if stockholders approve the Plan, total liquidating distributions to common stockholders will be within the range of $4.20 to $4.80 per share and will be paid within 6 to 24 months after adoption of the Plan, as our assets are sold and we wind up our operations and dissolve the Company . This estimated distribution range is based on numerous assumptions, notably including the sales price of assets for which no definitive sale agreements or letters of intent are currently in place. Although management and the Board of Directors believe our assumptions are reasonable and have solicited and received input from various outside investment and real estate brokers, the assumptions may prove to be inaccurate and the ultimate amount of liquidating distributions to stockholders may be reduced or delayed.

If, prior to stockholder approval of the Plan, the Company receives a binding offer for a corporate transaction that will, in the view of the Board of Directors, provide a superior value to stockholders than the value of the estimated net distributions under the Plan from the sale of the assets, taking into account all factors that could affect valuation, including timing and certainty of close, real estate and investment market risks, transaction, operating, leasing and loan prepayment costs and other factors, the Plan could be abandoned in favor of such a transaction.

If a binding offer for a corporate transaction is not received and the Plan is submitted to, but not approved by, our stockholders, our Board of Directors will meet to consider the best remaining alternative course of action for the Company. In that event, we cannot currently predict what that course of action would be, since it would depend upon facts and circumstances at that time.

Throughout this report, we describe our historical business strategy. Since adoption of the Plan in February 2006, we have departed  from our historical strategy and are working towards completing an orderly sale of the Company or liquidation of our assets. Under Maryland law, the sale of all or substantially all of our assets requires stockholder approval. However, if the Company is not sold or the stockholders do not approve the Plan, we may decide to continue making strategic dispositions, within the limits of the law. We have no current intent to engage in acquisitions in the foreseeable future.

Business Strategy

Our primary business objectives are to increase cash available for distribution per share to stockholders and to enhance stockholder value. If the Plan is approved, our primary objective will be to maximize distributions to stockholders by selling our properties for the best price attainable in an orderly liquidation pursuant to the Plan.

Strategic Alternative Review

In November 2004, the Board authorized and retained the investment banking firm of Bear, Stearns and Co., Inc. to advise the Company on various strategic, financial and business alternatives, including the potential sale or merger of the Company and other possible transactions, including a recapitalization or other alternatives that would keep the Company independent. In September 2005 the Company announced a strategic asset sale and operational restructuring plan to dispose of five properties, repay and restructure outstanding bank debt and transition property management to third parties, all of which were subsequently completed. As a result of information gathered in this process, the continuing review of the strategic alternatives available and based upon advice from third party advisors with respect to the value of the remaining properties and the real estate and capital markets, in February 2006 the Board of Directors concluded that it was in the best interest of the Company’s stockholders to approve the Plan.

Historical Business Strategy

Our primary strategies have traditionally been to focus our efforts on the acquisition, rehabilitation and development of multi-tenant office buildings with a targeted average smaller tenant size (generally between 2,000 and 4,000 square feet) in select cities. However, for approximately the past year, we have not made any acquisitions and we have no current intent to engage in additional acquisitions in the foreseeable future. Until a corporate sale is completed or the Plan is approved, or should neither event occur, our intent is to operate our properties in such a manner as to maximize cash flow while increasing the value of the properties and continuing to provide our tenants with a high standard of service.

We continue to believe that office space for small to medium size businesses is a large and underserved market. Small to medium size businesses often have specific needs and limitations that are different from larger businesses. For example, small and medium size businesses generally cannot afford large corporate staffs to manage their office leasing requirements. These businesses have needs similar to larger firms, such as access to cutting edge technology, conference facilities, high quality telecommunications services and other amenities, but may not have a comparable budget. Our strategy is to focus on providing an office product targeted to this large market and its unmet needs in a cost effective manner. The key elements of our traditional strategy are described below.

Provide a Superior, Consistent Product

We provide amenities for the small and medium size businesses in our office properties that usually only larger companies would be able to obtain, such as conference rooms with the latest telecommunication and presentation equipment, high levels of common area and tenant finish, including well-designed, pre-built move-in ready space, and depending on location, various other technology and service amenities relative to the needs of our targeted small business tenant.

Streamline the Leasing Process

Our leasing process is designed to meet the unique needs of a small to medium size tenant with limited real estate expertise, through our “no hassle” leasing philosophy which reduces the lease transaction time and cost for the tenant and us.

Provide a High Level of Service

With our deliberate focus on small and medium size businesses, we have developed a positive, service-oriented approach specifically  tailored for our customer base. During the latter part of 2005, we transitioned our on-site management to third party property management companies. We have worked with these managers to ensure that we continue to provide a high level of service in the most cost-effective manner possible. The third party managers report to a senior director in our Denver corporate headquarters, providing direct and regular feedback on tenant concerns. We believe that our customer-focused management strategy improves our tenant retention rates over the long-term.

Target Select Cities

Historically, we have focused on employing our strategy in buildings or projects containing at least 100,000 square feet, within select cities where we have worked to build meaningful multi-property portfolios. We have also focused on markets in relatively close proximity to our headquarters in Denver, Colorado, in order to maximize management efficiencies.

As a result of our focused strategy, we believe that our properties provide office space that is particularly attractive for small to medium size tenants. By executing on our historical business strategy we believe we have been able to maintain high occupancy rates while maximizing rate per square foot as compared to alternative strategies.

Significant Transactions

2006 Transactions

On February 9, 2006, we announced that our Board of Directors had approved the Plan for the Company. The Plan is subject to approval by the Company’s stockholders holding a majority of the Company’s outstanding shares of common stock. The Company expects to present the Plan to our stockholders for approval  at the Company’s 2006 annual meeting. (See “Plan of Liquidation” above for additional information).

On January 24, 2006, the Company sold Keystone Office Park, a 114,980 square foot office property located in Indianapolis, for approximately $9.4 million to a foreign institutional investor. Subsequent to recording an impairment of $1.6 million, the Company recognized a gain of approximately $250,000. Of the $8.6 million in net proceeds received from the sale, the Company used approximately $4.6 million to pay the outstanding mortgage balances and approximately $300,000 to repay the remaining balance due on the Company’s credit facility with KeyBank (“Unsecured Credit Facility”) leaving the Company with approximately $3.7 million in cash.

On January 23, 2006, the Company sold Financial Plaza, a 310,838 square foot office property located in Phoenix, for $55.0 million to a publicly traded REIT, recording an estimated net gain on the sale of approximately $16 million in the first quarter of 2006. The net cash proceeds of approximately $30 million were used to repay indebtedness under the Unsecured Credit Facility.

On January 23, 2006, the Company completed a loan agreement with its primary bank group which amends its unsecured revolving credit agreement and reinstates a revolving credit facility of up to $10 million to be used for working capital and other limited corporate purposes. The revolver is secured by the Company’s Greenhill Park property and matures December 28, 2006. The amendment also modifies certain covenant requirements and collateral provisions and requires the Company to extend the employment agreement with its Chief Executive Officer through the maturity of the loan. There were no borrowings outstanding in this facility on March 15, 2006.

2005 Transactions

Dispositions of Properties:

On December 15, 2005, the Company sold AmeriVest Plaza at Inverness, a 120,171 square foot office property located in southeast Denver for approximately $15.5 million. The Company recognized a gain of approximately $199,000, subsequent to recording an impairment charge of $2.3 million. Net proceeds of $14.6 million were used to pay the first mortgage of $14.2 million, which had a fixed interest rate of 7.9% and a maturity date of January 10, 2006. The remaining $400,000 together with lender reserves released at the time of sale of $380,000 were paid on the Unsecured Credit Facility.

On December 12, 2005, the Company sold Chateau Plaza, a 171,294 square foot office property located in Dallas, Texas, for approximately $31.3 million. A gain of approximately $8.7 million was recorded in conjunction with the transaction. Net proceeds of $29 million were paid on the Company’s secured credit facility with KeyBank (“Secured Credit Facility”). The transaction also effected a $1.8 million escrow release of the $3.1million collateral reserve held by the Secured Facility lenders. Of this amount, $1.6 million was paid on the Secured Credit Facility, paying all outstanding amounts in full; the remaining $200,000 was paid on the Unsecured Credit Facility.

On September 30, 2005, the Company sold its 20% joint venture interest in the Panorama Falls property in Englewood, Colorado to its joint venture partner. The Company was paid in full for the $4.4 million mortgage it held on the property and received a $364,170 promissory note with a six-month term. The Company recognized a net loss of approximately $117,000. Prior to the sale, the Company recorded an impairment charge of approximately $420,000. The net proceeds from the transaction were used to pay approximately $2.2 million on the Secured Credit Facility and $2.2 million on the Unsecured Credit Facility.

On March 3, 2005, the Company completed a Deed-In-Lieu Agreement to return our 13 non-core Texas State Buildings to the lender. The properties, consisting of 222,542 square feet, were leased primarily to various agencies of the State of Texas and are located in Temple, Clint, El Paso, Hempstead, Lubbock, Marshall, Columbus, Paris, Mission, Arlington, Bellville and Amarillo Texas. The buildings secured a loan in the amount of $5.6 million, bearing interest at 7.66% through August 1, 2028 and had a net book value of $5.2 million (excluding certain deposits maintained by the lender), subsequent to an impairment charge of $1.2 million recognized during the fourth quarter of 2004. The Company recognized a loss of approximately $92,000 on the disposition.

Credit Facility Transactions

On March 15, 2005, the Company amended its Secured Credit Facility and Unsecured Credit Facility due to the Company not being in compliance with its leverage, interest coverage and fixed charge coverage covenants required by the Secured Credit Facility. The amendment to the Secured Credit Facility involved: (i) a waiver for the events of non-compliance, noted above, as of December 31, 2004, (ii) changes to the debt covenant calculations to set them at the same levels as those previously established for the Unsecured Credit Facility, (iii) mandatory repayments of at least $2.5 million by July 1, 2005 and at least $10.0 million by September 1, 2005, (iv) removal of the revolving feature of the Secured Credit Facility, and (v) the elimination of the obligation of the lender to make any further loans under the Secured Credit Facility. The amendment to the Unsecured Credit Facility involved: (i) a waiver for the events of non-compliance as of December 31, 2004 due to cross default provisions with the Secured Credit Facility (ii) moving up the maturity date from November 12, 2007 to April 1, 2006, (iii) mandatory repayments of at least $5.0 million by September 2005 and at least $10.0 million by January 2006, (iv) removal of the revolving feature of the Unsecured Credit Facility, (v) a requirement that any further borrowings, including borrowings to pay dividends, be subject to the approval of the lender in its sole and absolute discretion, (vi) a limitation on the incurrence of any other indebtedness by the Company without the prior written consent of the lender and (vii) a requirement that all net proceeds from a property sale, refinancing or other capital transaction be used to pay down any amounts outstanding.

On June 6, 2005, the agreements were further amended to eliminate the July 1 payment on the Secured Credit Facility and extend the maturity date with respect to the Secured Facility from November 12, 2005 to January 31, 2006. On September 1, 2005, the agreements were amended to extend the payment dates from September 1, 2005 to September 14, 2005. On September 14, 2005, the agreements were additionally amended to extend the initial pay down date from September 14, 2005 to January 17, 2006, at which time an aggregate payment of $15 million would be due against the facilities, the maturity date on both the Unsecured and Secured Credit Facilities was extended to April 1, 2006, certain modifications were made to  the covenant requirements and collateral provisions, and the Company was required to enter into an employment agreement with Charles Knight, President and CEO. Both the Secured and Unsecured Credit Facilities were entirely paid off by January 24, 2006.

Dividends

On March 9, 2005, the Company’s Board of Directors suspended the payment of the common dividend for the first quarter of 2005, and subsequently continued the suspension through all of 2005. As of March 15, 2006, the Board has not reinstated the quarterly common dividend.

Other transactions:

On December 27, 2005, the Company transitioned the on-site property management of its Dallas properties to Transwestern Commercial Services, a national real estate management and leasing company.

On November, 11, 2005, the Company transitioned its on-site property management of its Phoenix properties to Trammell Crow Services, Inc., a national real estate management and leasing company. As part of this transition, Trammell Crow Services assumed approximately six property level positions in Phoenix.

On October 1, 2005, the Company transitioned on-site property management of its Denver properties to Trammell Crow Services, Inc.

Oversight and strategic management of all of the Company’s properties continues to be provided by personnel at corporate headquarters.

2004 Transactions

On November 21, 2004, the Company engaged Bear, Stearns & Co., Inc. to assist our Board of Directors in undertaking a review of a broad range of strategic alternatives for the Company. These alternatives include identifying an institutional capital partner to assist in the Company’s growth going forward, a sale or recapitalization of all or a portion of the Company’s properties, the potential sale or merger of the Company, and other possible transactions designed to enhance stockholder value.

On November 12, 2004, the Company acquired the Hampton Court office building. Hampton Court is located in Dallas, Texas and contains approximately 108,200 square feet. The purchase price for Hampton Court was $16.3 million, which was funded with $8.4 million of cash and the assumption of a $7.9 million non-recourse five-year mortgage loan from a securitized lender.

In October 2004, KeyBank National Association (KeyBank) assumed and amended the Company’s unsecured credit facility from Fleet Bank of Boston, increasing the immediate availability from $30 million to $40 million, and modifying other terms. KeyBank also assumed our secured credit facility.  All references to the Secured Facility or Unsecured Facility prior to this date pertain to the previous agreement with Fleet.

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

On March 16, 2004, the Company acquired the Camelback Lakes office building. Camelback Lakes is located in Phoenix, Arizona and contains approximately 203,000 square feet on 12.04 acres of land. The purchase price for Camelback Lakes was $32.0 million, which was paid with $21.0 million from our Secured Credit Facility and the balance from our Unsecured Credit Facility. In August 2004, the Company refinanced the property with $21.0 million of debt. The debt consists of two notes maturing in September 2014.

On March 16, 2004, the Company sold its Texas Bank Buildings for $4.1 million.  The four properties are located in Clifton, Georgetown, Henderson and Mineral Wells, Texas, contain an aggregate of 60,095 square feet and had an aggregate net book value of approximately $3.2 million at disposition.

2003 Transactions

On December 4, 2003, the Company acquired the Greenhill Park office building.  Greenhill Park is located in Addison, Texas and contains approximately 252,000 square feet.  Greenhill Park was subject to a ground lease. See “2004 Transactions” for a discussion of the purchase of the land.  The purchase price for Greenhill Park was $10.5 million, which was paid with $5.3 million from the Secured Credit Facility and the balance in cash from a portion of the proceeds from our 2003 public offering.

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

On February 6, 2003, the Company acquired the Southwest Gas office building. The Southwest Gas Building is located in Phoenix, Arizona and contains approximately 148,000 square feet on 7.38 acres of land. The purchase price for the Southwest Gas Building was $17.0 million, which was paid with $11.9 million from the Secured Credit Facility and the balance from a short-term loan from Fleet National Bank. This short-term loan was refinanced with the Unsecured Credit Facility.

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

On September 5, 2002, the Company acquired the Parkway Centre II office building. Parkway Centre II is located in Plano, Texas and contains approximately 152,000 square feet on 6.4 acres of land. The purchase price for Parkway Centre II was $22.0 million which was paid with $17.0 million from the assumption of the existing loan from J.P. Morgan Chase Commercial Mortgage Securities Corp. and the balance paid in cash from a portion of the proceeds from our 2002 public offering.

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

The acquisition was structured as a tax-deferred exchange of the Giltedge office building under Section 1031 of the Internal Revenue Code. Due to the related party nature of this transaction, accounting principles generally accepted in the United States require us to record this acquisition at its historical net book value. The difference between the purchase price and the historical net book value was $4,507,557 and was recorded as a non-cash dividend during 2001.

Competition

The leasing of real estate is highly competitive. We compete for tenants in our markets primarily on the basis of property location, rents, services provided and the design and condition of improvements. In addition, we also experience competition when attempting to acquire or divest ownership in real estate, including competition from larger and better capitalized domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, partnerships and individual investors. All of our buildings are located in developed areas that include other commercial properties. This competition could limit our ability to lease our properties, increase or maintain rental rates, or secure attractive investment opportunities.

Employees

We currently employ 11 full-time and 1 part-time individuals that provide real estate operations, leasing, financial and accounting, acquisition, disposition and marketing expertise. We consider our relationship with our employees to be good.

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

We obtained an environmental assessment of each of our properties upon acquisition. These environmental assessments did not reveal any environmental conditions that management believes will subject us to material liability. In addition, we have not been, nor do we have knowledge that any of the previous owners of the properties have been, notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of the properties. Although we have obtained environmental assessments of the properties, and although we are not aware of any notifications by any governmental authority of any material noncompliance, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware.

After the acquisition of the Sheridan Center buildings in Denver in 2000, we embarked on an asbestos remediation program in accordance with applicable federal and state requirements, using licensed contractors to remove, wherever accessible or otherwise required, asbestos-containing materials in the buildings, including ceiling tiles, drywall joint compound, wood and metal fire doors, wall texture, mudded pipe elbows and valves, thermal systems insulation, floor tile and mastic and boiler insulation. Most of the remediation has been completed, except for one building, which we expect to be completed over the next few years as tenants vacate spaces, allowing access to the asbestos materials. Management has prepared an analysis of remaining costs to complete the remediation of the Sheridan Center buildings and does not believe the total liability would be material in nature. During 2005, the Company received a $450,000 settlement from the engineering firm that had done the initial environmental report on the Sheridan Center buildings. This money was a reimbursement of remediation costs already incurred by the Company and, as such, was recorded as a reduction to the basis of the Sheridan Center buildings.

Additional Information and Code of Ethics

Our website is http://www.AMVproperties.com. We make available free of charge, on or through our web site, our annual, quarterly, and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission. The reference to our web site does not incorporate by reference the information contained in the web site and such information should not be considered a part of this report. We have adopted a code of ethics and business conduct applicable to our Board and officers and employees. A copy of our code of ethics and business conduct is available through our web site. In addition, copies of the code of ethics and business conduct can be obtained, free of charge, upon written request to Investor Relations, 1780 South Bellaire Street, Suite 100, Denver, Colorado 80222. Any amendments to, or waivers of, our code of ethics and business conduct that apply to any matters enumerated in Item 406(b) of Regulation S-K will be disclosed on our web site. Any reference to our web site in this annual report does not incorporate by reference the information contained in the web site and such information should not be considered part of the annual reports.

ITEM 1A. RISK FACTORS

Risks Related to Historical Business

Our access to capital may be extremely limited and may affect our ability to execute our business plan.

Subsequent to December 31, 2005, the Company’s existing Secured and Unsecured Credit Facilities were paid in full. As a result, the Secured Credit Facility was terminated and the Unsecured Credit Facility was amended to a $10 million credit facility that will mature on December 28, 2006. The amended facility is secured by the Greenhill Office Park property in Dallas, Texas.  Should the Company need funds in excess of the $10 million facility or subsequent to the maturity date, we could be limited in our ability to fund tenant improvements or make other necessary or desirable portfolio capital expenditures or pay dividends unless we have sold additional properties. Due to the Company seeking to effect a corporate sale transaction or receive approval for the Plan, our ability to raise equity or refinance properties would be unlikely. In addition, we would be dependent upon cash flow from our operations to cover capital expenditures and our corporate operating expenses. As a result, should a corporate sale not be completed nor the Plan be adopted or if under the Plan the projected sales are not completed at expected prices, our limited access to capital could have a material adverse effect on our financial condition and our operations.

Our decision to actively pursue a plan of liquidation may result in unanticipated costs and distract management.

On November 22, 2004, we announced that our Board of Directors would undertake a review of a broad range of strategic alternatives for the company, including the identification of an institutional capital partner to assist in the company’s growth going forward, a sale or recapitalization of all or a portion of the company’s properties, the potential sale or merger of the company and other possible transactions designed to enhance shareholder value. On February 9, 2006, it was announced that the Board of Directors had adopted the Plan, subject to stockholder approval.

As a result of our pursuit of potential buyers for our properties, we face considerable operational uncertainty. This uncertainty may disrupt our business operations and may result in the loss of business opportunities we would otherwise pursue. Our management team may be distracted from the day-to-day operations of our business as a result of this uncertainty and some members of management may decide to leave their employment.

Our variable rate debt subjects us to interest rate risk.

At December 31, 2005, our Unsecured Credit Facility with an outstanding balance of approximately $29.9 million, or 16%, of our total debt was at variable rates of 350 basis points over LIBOR. The weighted-average interest rate on this variable rate debt was approximately 6.9% at December 31, 2005. This debt was to mature in April 2006. The Unsecured Credit Facility was paid in full in January 2006 and amended to provide for a $10 million credit facility at LIBOR plus 250 basis points, secured by an office property in a submarket of Dallas. (see “Future Sources of Capital” for information on the amended facility). Increases in interest rates could increase our interest expense, which would adversely affect net earnings and cash available for payment of our debt obligations and distributions to our stockholders.

We face a competitive market, which could limit our ability to lease our properties or secure attractive investment opportunities.

Our historical business strategy had contemplated expansion through acquisition. The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs, for the acquisition, development and operation of properties. Some of these companies are national or regional operators with far greater resources than we have. As a result, we have suspended acquisition activity for the Company and should we not complete a corporate sales transaction or receive approval for the Plan, we may not have the opportunity to make suitable investments on favorable terms in the future. Competition in a particular area also could adversely affect our ability to lease our properties or to increase or maintain rental rates. The presence of these competitors may impede the continuation and development of our business, causing lower occupancy rates and lower values obtainable under the planned sales of the properties included in the Plan.

We may not be able to pay dividends to our stockholders regularly and distributions under the Plan may be lower than estimated.

Our ability to pay dividends in the future depends on our ability to operate profitably and to generate cash from our operations in excess of debt service obligations and required capital expenditures. Historically, because we have had to finance our growth, we have not been able to generate sufficient cash from our operations to cover all these obligations and have had to fund certain capital expenditures from external sources, including borrowings and equity offerings. The payment of dividends is in the sole discretion of our Board of Directors. During  2005, we suspended all dividend payments. Under the Plan, the Company has estimated liquidating distributions of $4.20 to $4.80, payable six to twenty-four months subsequent to the potential approval of the Plan by a majority of common stockholders. This estimated distribution range is based on numerous assumptions, notably including the sales price of assets for which no definitive sale agreements or letters of intent are currently in place. Although management and the Board of Directors believe our assumptions are reasonable and have solicited and received input from various outside investment and real estate brokers, the assumptions may prove to be inaccurate and the ultimate amount of liquidating distributions to stockholders may be reduced or delayed.

Our debt level may have a negative impact on our income and our ability to pay dividends.

We have incurred indebtedness in connection with the acquisition of our properties, and we may incur new indebtedness in the future in connection with our operating activities. At December 31, 2005, we had approximately $185.8 million of long-term indebtedness including properties deemed held-for-sale, of which approximately $44.1 million in the aggregate is due in 2006 and 2007. Of the amounts due at December 31, 2005, $58.2 million was paid in conjunction with property sales closed in January 2006, including $29.9 million that was due in 2006. As a result of our use of debt, we are subject to the risks normally associated with debt financing, including:

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

If the economic performance of any of our properties declines, our ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, we may lose that property to lender foreclosure with a consequent loss of income and asset value. Should any of the individual properties be sold under the Plan at a sales price less than the outstanding mortgage due on that property, funds for repayment would have to drawn from proceeds from other sales transactions and would reduce liquidating distributions to stockholders.

We do not have a policy limiting the amount of debt that we may incur; however, as of December 31, 2005, our Unsecured Credit Facility limited our total liabilities to 70% of gross assets, as calculated in accordance with the loan agreement. This limitation was reduced to 65% under the amended loan agreement signed in January 2006. Our total liabilities to gross asset value at December 31, 2005 was 63%. Our total liabilities to total market capitalization ratio was approximately 67% at December 31, 2005. Our leverage levels and our current strategic alternative review process (including but not limited to the liquidation of properties) may make it difficult to obtain any additional financing based on our current portfolio or to refinance existing debt on favorable terms or at all. Our leverage levels also may adversely affect the market value of our stock if we are perceived as more risky than our peers.

Some of our buildings are subject to special income tax considerations, which could result in substantial tax liability upon their sale.

If we sell any of our Sheridan Center buildings before 2006 (ten years after the original acquisition date of the property or the property exchanged for that property), we will be required to pay tax at the highest applicable corporate rate on the excess of the buildings’ fair market value at the effective time of our REIT election over its adjusted basis at such time (or, if lesser, the excess of the fair market value of the building at the time of the sale over its adjusted basis at the time of the sale). Given our current estimate of fair market value, we do not expect to face any adverse tax consequences because of the built-in gain limitations with respect to Sheridan Center.

New developments and acquisitions may fail to perform as we expect.

Over the last few years, we have focused our efforts on the acquisition and redevelopment of multi-tenant office buildings. In deciding whether to acquire or develop a particular property, we made assumptions regarding the expected future performance of that property. In particular, we estimated the return on our investment based on expected occupancy and rental rates. If the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. When we acquire a property, we often reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove inaccurate, which may result in our failure to meet our profitability goals. If one or more of these properties do not perform as initially expected, our financial performance may be adversely affected.

Construction risks could adversely affect our profitability.

We continue to invest in necessary improvements and maintenance capital in our existing properties. Our construction activities may subject us to the following risks:

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

Additionally, the time frame required for lease-up of these properties means that we may have to wait years for a significant cash return. Because we are required to make cash distributions to our stockholders to maintain our REIT tax status, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions.

Real estate investments are inherently risky, which could adversely affect our profitability and our ability to make distributions to our stockholders.

Real estate investments are subject to varying degrees of risk. If we own properties that do not generate sufficient operating cash flow to meet operating expenses, including debt service, capital expenditures and tenant improvements, our income and ability to pay dividends to our stockholders is adversely affected. Income from properties may be adversely affected by:

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

General economic conditions may adversely affect our financial condition, results of operations and potential distributions under the Plan.

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

At December 31, 2005, our properties were located in metropolitan Denver, Dallas, Phoenix and Indianapolis. Economic conditions in our local markets can significantly affect occupancy and rental rates. Occupancy and rental rates, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The economic condition of our local markets may depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance in that market. Local real estate market conditions may include a large supply of competing space, and we compete for tenants based on rental rates, attractiveness and location of a property, and quality of maintenance and management services. Changes in market conditions could affect the timing and prices received for the properties sold under the Plan.

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

A significant number of leases on our properties (excluding the two properties sold in January 2006), representing approximately 16% of our annualized lease revenue, expire on or before December 31, 2006. Current tenants may elect not to renew their leases upon the expiration of their terms. Alternatively, current tenants may attempt to terminate their leases prior to the expiration of their current terms. Many of our leases are for relatively short terms of a few years. If non-renewals or terminations occur, we may not be able to locate a qualified replacement tenant and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations. Moreover, the terms of a renewal or new lease may be less favorable than current lease terms. This may cause affected properties to be impaired and/or to be sold for prices less than currently estimated under the Plan.

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

We have a highly skilled management team and specialized workforce managing our property operations. Although we have employment agreements in place with our CEO only through December 31, 2006 and with our CFO only through May 31, 2006, we also have in place retention agreements with other employees. Notwithstanding these agreements, any executive officer or key employee may terminate his or her relationship with us at any time.

There is limited liquidity in our real estate investments, which could limit our flexibility.

Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions will be limited. We may not be able to dispose of an investment when we find disposition advantageous or necessary, and the sales price of any disposition may not recoup or exceed the amount of our investment. With respect to any liquidating distribution, we expect to continue to qualify as a REIT and be entitled to a dividends paid deduction. In order to qualify as a liquidating distribution, the distribution must be made within a twenty-four month period after the adoption of the Plan. We may not be able to liquidate our entire portfolio within this time period, and may have  to create on behalf of our shareholders a liquidating trust for properties not sold within the given time frame. Liquidating distributions are subject to special tax rules.

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

After the acquisition of the Sheridan Center buildings, we embarked on an asbestos remediation program in accordance with applicable federal and state requirements, using licensed contractors to remove, wherever accessible or otherwise required, asbestos-containing materials in the buildings, including ceiling tiles, drywall joint compound, wood and metal fire doors, wall texture, mudded pipe elbows and valves, thermal systems insulation, floor tile and mastic and boiler insulation. Most of the remediation has been completed, except for one building that is expected to be completed over the next few years as tenants vacate spaces, allowing access to the asbestos materials.

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

In order to qualify as a REIT, we generally are required each year to distribute to our stockholders at least 90% of our REIT taxable income, excluding any net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year plus 95% of our capital gain net income for that year plus any undistributed taxable income from prior periods. On March 9, 2005, we suspended our dividend payment. Our Board will review and consider the resumption of a dividend on our common stock  based on a number of factors, including the adoption of the Plan, completion of a strategic transaction or other significant capital event, such as a refinancing or asset sales, the Company’s financial results, capital resources and liquidity needs at that time. We have determined that in 2005, we will generate a taxable loss and do not need to make a distribution of our REIT taxable income. However if we should generate REIT taxable income, we intend to make distributions to our stockholders to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. We may have to borrow funds on a short-term basis to meet the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax if differences in timing between taxable income and cash available for distribution exist. As noted above, we may not be able to borrow these funds. Additionally, any such borrowings may not be at favorable interest rates.

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

Risks Related to Plan of Liquidation

We do not know the exact amount or timing of liquidation distributions.

We cannot assure you of the precise nature and amount of any distributions to our stockholders pursuant to the Plan. Furthermore, the timing of our distributions will be affected, in large part, by our ability to sell in a timely and orderly manner our remaining assets.

The methods used by management in estimating the values of our assets (other than cash and cash equivalents) and liabilities are based on estimates which are inexact and may not approximate values actually realized or the actual costs incurred. Our board of directors’ assessment assumes that the estimates of our assets, liabilities, construction and operating costs, and sale prices of our remaining assets are accurate, but those estimates are subject to numerous uncertainties beyond our control, including any new contingent liabilities that may materialize and other matters discussed below. In addition, our board of directors has relied on (i) management’s estimates as to the value of our company’s properties, other assets, costs and operating expenses, and (ii) Bear Stearns’ mathematical compilations and computations of such estimates and has not obtained or sought an appraisal of any of the properties that it proposes to liquidate. For all of these reasons, the actual net proceeds distributed to stockholders in liquidation may be more or less than the estimated amounts.

We have estimated the range of distributions based upon management’s estimates of the values of the assets after considering, among other factors, internally prepared budgets, projections and models, comparable sales figures, and values ascribed to certain assets during discussions with bidders and brokers for our company. Bear Stearns assisted us by helping to develop financial models and providing sophisticated analyses of these models. There can be no assurance that we will be able to find buyers for all the remaining assets, and if we are able to sell such assets, there can be no guaranty that the value received upon such sale will be consistent with management’s estimates.

If our stockholders approve the Plan, potential purchasers of our assets may try to take advantage of our liquidation process and offer less-than-optimal prices for our assets. We intend to seek and obtain the highest sales prices reasonably available for our assets, and believe that we can out-wait bargain-hunters; however, we cannot predict how changes in local real estate markets or in the national economy may affect the prices that we can obtain in the liquidation process. Therefore, there can be no assurance that the announcement and approval of the Plan will not hinder management’s ability to obtain the best price possible in the liquidation of our assets.

We currently estimate that an aggregate of between $101.3 million and $115.8 million may be available for distribution to holders of our shares of common stock under the Plan, which would result in a total distribution of between $4.20 and $4.80 per share of common stock. The actual amount available for distribution could be more or less or could be delayed, depending on a number of other factors including (i) unknown liabilities or claims, (ii) unexpected or greater or lesser than expected expenses, and (iii) greater or lesser than anticipated net proceeds of asset sales.

Although we anticipate making an initial distribution of substantially all of the net proceeds from the sale of our properties, interim and final distributions will depend on the amount of proceeds we receive, when we receive them, and the extent to which we must establish reserves for current or future liabilities. In addition, although we expect that a distribution of substantially all of the remaining amount will be made to stockholders within two years following the adoption of the Plan by our stockholders, the actual time of distribution may be longer in the event that we have difficulties disposing of our assets or if a creditor seeks the intervention of the Maryland courts to enjoin dissolution.

We are currently unable to predict the precise timing of any distributions pursuant to the Plan. The timing of any distribution will depend upon and could be delayed by, among other things, the timing of the sale of our company’s assets. Additionally, a creditor could seek an injunction against our making distributions to our stockholders on the ground that the amounts to be distributed were needed for the payment of the liabilities and expenses. Any action of this type could delay or substantially diminish the amount, if any, available for distribution to our stockholders.

Valuations of our real estate assets are subject to general risks associated with real estate assets and within the real estate industry.

The value of our real estate assets and consequently the value of your investment, is subject to certain risks applicable to our assets and inherent in the real estate industry. The following factors, among others, may adversely affect the value of our real estate assets:

•       downturns in the national, regional and local economic climate where our properties are located;

•       downturn in general economic conditions as well as a downturn in specific regional and local market conditions;

•       competition from other commercial real estate entities;

•       local real estate market conditions, such as oversupply of, or reduction in demand for, leasing of commercial real estate;

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

We face potential risks with asset sales.

Risks associated with the sale of properties which, if they materialize, may have a material adverse effect on amounts you may receive, include:

•       lack of demand by prospective buyers;

•       inability to find qualified buyers;

•       inability of buyers to obtain satisfactory financing;

•       lower than anticipated sale prices; and

•       the inability to close on sales of properties under contract.

Our stockholders could vote against the Plan.

Our stockholders could vote against the Plan. If our stockholders do not approve the Plan, we would have to continue our business operations from a difficult position, in light of the announced intent to liquidate and dissolve. Employees, customers and other third parties may refuse to continue to conduct business with us if they are uncertain as to our future, particularly with respect to long-term relationships that would be advantageous to the conduct of our business as a going concern. In addition, our company will have to continue operations while being faced with the same strategic issues it considered in determining to adopt the Plan.

If we are unable to satisfy all of our obligations to creditors, or if we have underestimated our future expenses, the amount of liquidation proceeds will be reduced.

We have current and future obligations to creditors. Claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred through the liquidation process. As part of this process, we will attempt to satisfy any obligations with creditors remaining after the sale of our assets. These expenses will reduce the amount of assets available for ultimate distribution to our stockholders. To the extent our liabilities exceed the estimates that we have made, the amount of liquidation proceeds will be reduced.

Stockholders may be liable to our creditors for amounts received from us if our reserves are inadequate.

If the Plan is approved by the stockholders, we intend to file Articles of Dissolution with the State Department of Assessments and Taxation of Maryland promptly after the sale of all our remaining assets or at such time as our directors have transferred our company’s remaining assets, subject to its liabilities, into a liquidating trust. Pursuant to Maryland law, our company will continue to exist for the purpose of discharging any debts or obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind up its business and affairs. We intend to pay for all liabilities and distribute all of our remaining assets before we file our Articles of Dissolution.

Under Maryland law, certain obligations or liabilities imposed by law on our stockholders, directors, or officers cannot be avoided by the dissolution of a company. For example, if we make distributions to our stockholders without making adequate provisions for payment of creditors’ claims, our stockholders would be liable to the creditors to the extent of the unlawful distributions. The liability of any stockholder is, however, limited to the amounts previously received by such stockholder from us (and from any liquidating trust). Accordingly, in such event, a stockholder could be required to return all liquidating distributions previously made to such stockholder and a stockholder could receive nothing from us under the Plan. Moreover, in the event a stockholder has paid taxes on amounts previously received as a liquidation distribution, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Therefore, to the extent that we have underestimated the size of our contingency reserve and distributions to our stockholders have already been made, our stockholders may be required to return some or all of such distributions.

You will not be able to buy or sell our shares of common stock after we file our Articles of Dissolution.

If the stockholders approve the Plan, we intend to close our transfer books on the date on which we file Articles of Dissolution with the State Department of Assessments and Taxation of Maryland (the “Final Record Date”). We anticipate that the Final Record Date will be shortly after the sale of all of our assets or such earlier time as when our board of directors transfers all of our remaining assets into a liquidating trust. The Final Record Date is likely to be 6 to 24 months after the approval of the Plan by our stockholders. Your interests in a liquidating trust are likely to be non-transferable except in certain limited circumstances. After the Final Record Date, we will not record any further transfers of our shares of common stock except pursuant to the provisions of a deceased stockholder’s will, intestate succession or operation of law and we will not issue any new stock certificates other than replacement certificates or certificates representing your interest in a liquidating trust. In addition, after the Final Record Date, we will not issue any shares of common stock upon exercise of outstanding options. It is anticipated that no further transfers of our shares of common stock will occur after the Final Record Date.

Our success depends on key personnel whose continued service is not guaranteed.

We have a highly skilled management team and specialized workforce managing our properties. Although we entered into employment and change of control agreements with our chief executive officer and chief financial officer, and retention agreements with other key employees, any executive officer or key employee may terminate his or her relationship with us at any time. The employment agreement with our chief executive officer expires December 31, 2006 and the employment agreement with our chief financial officer expires May 31, 2006  Although we intend to complete our sale of our properties before the expiration of our chief executive officer’s employment agreement, our business operations and ability to complete the Plan in a timely manner and sell our assets for the estimated proceeds could be negatively impacted if we are unable to retain the services of other key personnel or hire suitable replacements.

Our chief executive officer and chief financial officer have conflicts of interest.

The employment agreements of each of our chief executive officer and chief financial officer contain provisions that entitle the officer to certain benefits and payments if that officer terminates that employment agreement following a “change of control” (as defined in his employment agreements and which definition includes adoption of a Plan as a “change of control”). Accordingly, if the stockholders approve the Plan and either officer elects to terminate employment with our company, that officer would be entitled to severance payments. Consequently, those officers may have been influenced by the potential severance payments to support, or in the case of the chief executive officer who is also a director, to vote to approve, the Plan.

Liquidation and dissolution may not maximize value for our stockholders.

Although our board of directors believes that the Plan is more likely to result in greater returns to stockholders than if we continued the status quo or pursued other alternatives, it is possible that one or more of the other alternatives would be better for us and our stockholders, in which case, we will be foregoing such alternatives if we implement the Plan.

Approval of the Plan may reduce our stock price, increase its volatility and reduce the liquidity of our shares.

If our stockholders approve the Plan, but believe that we will be unable to complete the Plan in a timely manner, the price of our shares of common stock may decline. In addition, as we sell our assets, pay off our liabilities and make liquidating distributions to stockholders, our stock price will likely decline and our shares of common stock will likely become less liquid.

In addition, our shares of common stock may no longer be eligible for listing on the American Stock Exchange as a result of adopting the Plan, thus reducing liquidity of the shares of common stock. Being delisted by the American Stock Exchange would further decrease the market demand and liquidity for, and price of, our shares of common stock. The policy of the American Stock Exchange is to consider delisting a company if, among other reasons:

•       the total number of public stockholders is less than 300;

•       if the aggregate market value of shares publicly held is less than $1 million; or

•       if liquidation has been authorized by a company’s board of directors and stockholders.

Furthermore, in the event that our board of directors elects to transfer our company’s remaining assets into a liquidating trust, the trust certificates to be issued to each stockholder will not be transferable except in certain very limited circumstances, such as upon death of the holder.

Approval of the Plan may lead to stockholder litigation which could result in substantial costs and distract management.

Historically, extraordinary corporation actions, such as the proposed Plan, often lead to securities class action lawsuits being filed against a company. Such litigation is likely to be expensive and, even if we ultimately prevail, the process will be time consuming and divert management’s attention from implementing the Plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit, we may be liable for damages, the validity of a stockholder vote approving the Plan may be challenged, or we may be unable to complete some transactions that we contemplate as part of the Plan. We cannot predict the cost of defense or the amount of such damages but they may be significant and would likely reduce our cash available for distribution.

Approval of the Plan could cause our methodology of accounting to change, which may require us to reduce the net carrying value of our assets.

Once our stockholders approve the proposed Plan, we could change our basis of accounting from the going-concern basis to that of the liquidation basis of accounting.

In order for our financial statements to be in accordance with generally accepted accounting principles under the liquidation basis of accounting, all of our assets must be stated at their estimated net realizable value, and all of our liabilities (including those related to commitments under employment agreements) must be recorded at the estimated amounts at which the liabilities are expected to be settled. Based on the most recent available information, if the Plan is adopted, we expect to make liquidating distributions that exceed the carrying amount of our net assets. However, we cannot assure you what the ultimate amounts of such liquidating distributions will be. Therefore, there is a risk that the liquidation basis of accounting may entail write downs of certain of our assets to values substantially less than their current respective carrying amounts, and may require that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation.

Until we determine that the Plan is about to be approved, we will continue to use the going-concern basis of accounting. If our stockholders do not approve the Plan, we will continue to account for our assets and liabilities under the going-concern basis of accounting. Under the going-concern basis, assets and liabilities are expected to be realized in the normal course of business. However, long-lived assets to be sold or disposed of should be reported at the lower of carrying amount or estimated fair value less costs to sell. For long-lived assets to be held and used, when a change in circumstances occurs, our management must assess whether we can recover the carrying amounts of our long-lived assets. If our management determines that based on all of the available information, we cannot recover those carrying amounts, an impairment of value of our long-lived assets has occurred and the assets would be written down to their estimated fair value.

Our management believes that the carrying amounts of our long-lived assets at March 15, 2006, had not been impaired, other than to the extent of amounts already recorded in prior accounting periods. We may, however, be required to make write downs of our assets in the future based on estimated net realizable value of our assets at that time. Such write downs could reduce our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES

At December 31, 2005, we owned and operated 14 office properties which included an aggregate of 2,159,679 square feet located in metropolitan Denver, Dallas, Phoenix and Indianapolis. In January 2006, the Company sold the Keystone property in Indianapolis and Financial Plaza in Phoenix, which aggregated 424,751 square feet.

The following table provides certain information about each of our office properties at December 31, 2005:

			December 31, 2005		December 31, 2004
Building / Location	Year Acquired	Rentable Area(1)	Occupancy Rate(2)	Average Rent Per SF(3)	Occupancy Rate(4)	Average Rent Per SF(3)
Same Store
Sheridan Center Denver, CO	2000	139,561	79.7%	$15.95	82.0%	$15.94
Arrowhead Fountains Peoria, AZ	2001	96,203	100.0%	22.08	100.0%	21.85
Kellogg Building Littleton, CO	2001	110,940	95.1%	19.56	93.0%	19.56
Parkway Centre II Plano, TX	2002	151,880	85.5%	19.61	94.8%	19.01
Centerra Denver, CO	2002	187,562	84.2%	17.36	85.2%	18.09
Southwest Gas Building Phoenix, AZ	2003	144,821	90.3%	23.08	87.1%	22.64
Scottsdale Norte Scottsdale, AZ	2003	78,800	100.0%	22.76	94.4%	22.74
Greenhill Park Addison, TX	2003	247,269	86.5%	17.41	77.0%	17.71
Camelback Lakes Phoenix, AZ	2004	202,720	100.0%	23.78	98.9%	21.97
Hackberry View Irving, TX	2004	114,598	95.7%	21.01	100.0%	19.78
Parkway Centre III Plano, TX	2004	152,391	91.2%	20.61	93.8%	20.94
Hampton Court Dallas, TX	2004	108,183	98.0%	21.46	100.0%	21.13
	Subtotal	1,734,928	91.2%	20.26	90.8%	19.97
Held-for-Sale
Keystone Office Park(5) Indianapolis, IN	1999/2003	114,980	79.1%	17.35	76.8%	17.69
Financial Plaza(5) Mesa, AZ	2003	309,771	90.8%	23.59	83.0%	23.51
	Subtotal	424,751	87.7%	21.82	81.3%	22.03
Disposed of Properties
AmeriVest Plaza at Inverness(6) Englewood, CO	2001	n/a	n/a	n/a	93.9%	21.03
Chateau Plaza(6) Dallas, TX	2002	n/a	n/a	n/a	99.5%	23.42
Panorama Falls—JV(7) Englewood, CO	2000	n/a	n/a	n/a	64.8%	19.84
Texas State Buildings(8) Texas	1997/1998	n/a	n/a	n/a	77.1%	9.06
	Subtotal	n/a	n/a	n/a	86.0%	17.59
	Total	2,159,679	90.5%	$20.61	88.3%	$19.78

(Footnotes for table on previous page.)

(1)          Includes office space but excludes storage, telecommunications and garage space.

(2)          Includes approximately 37,000 square feet (1.7% of total rentable area) that has been leased but is not yet occupied and approximately 20,000 square feet (0.9% of total rentable area) that is leased but has been vacated.

(3)          Annualized cash basis revenue divided by leased area.

(4)          Includes approximately 73,000 square feet (2.7% of total rentable area) that has been leased but is not yet occupied and approximately 28,000 square feet (1.0% of total rentable area) that is leased but has been vacated.

(5)          This building was sold in January 2006.

(6)          This building was sold in December 2005.

(7)          AmeriVest sold its 20% interest in the property in September 2005.

(8)          On March 2, 2005, the Company completed a Deed-in-Lieu Agreement to return these properties to the lender.

The following tables show the geographic distribution of our properties by square footage at December 31, 2005:

	Held-for-Sale Properties Included in Regions		Held-for-Sale Properties Excluded from Regions
	Square Feet	% of Total	Square Feet	% of Total
Phoenix	832,315	38.5%	522,544	24.2%
Dallas	774,321	35.9%	774,321	35.9%
Denver	438,063	20.3%	438,063	20.3%
Indianapolis	114,980	5.3%	—	—
Held-for-Sale	—	—	424,751	19.6%
Total	2,159,679	100.0%	2,159,679	100.0%

The following table categorizes the area leased of our properties, including held-for-sale, by our tenant’s industry at December 31, 2005:

Industry	Percentage of Area
Real estate	11.5%
Consulting and business services	9.8%
Health care	9.7%
Financial services—mortgage	9.2%
Financial services—advisement and brokerage	7.6%
Financial services—insurance	6.8%
Legal	6.1%
Energy	6.1%
Computer systems and software	5.9%
Wholesale trade and manufacturing	5.3%
Travel, entertainment and food services	4.4%
Telecommunications	3.9%
Financial services—banks	2.3%
Accounting	2.2%
Other(1)	9.2%

(1)          Includes any industry that is less than 2% of total area.

Consolidated Lease Expirations

The following schedule details the tenant lease expirations for our properties at December 31, 2005:(1)

Year	Number of Expiring Leases	Expiring Square Footage	Expiring Annual Revenue(2)	Percentage of Total Annual Revenue
2006	91	238,975	$4,891,155	15.6%
2007	71	262,165	5,325,820	17.0%
2008	84	262,931	5,086,843	16.2%
2009	47	278,793	6,242,796	20.0%
2010	41	322,942	6,564,416	20.9%
2011	21	111,440	2,205,774	7.0%
2012	4	18,988	377,892	1.2%
2013	—	—	—	—
2014	3	34,201	487,774	1.6%
2015	4	10,073	170,592	0.5%
Total	366	1,540,508	$31,353,062	100.0%

(1)          Excludes assets classified as held-for-sale at December 31, 2005.

(2)          Represents the annual base rent and excludes any adjustments for straight-line rent or expense recoveries.

Portfolio by Lease Size, including held-for-sale properties:

Lease Size	Occupied Area	% of Occupied Area	Number of Leases	% of Total Leases
2,500 square feet and under	326,551	17.1%	245	53.9%
2,501 to 5,000 square feet	359,194	18.8%	103	22.7%
5,001 to 10,000 square feet	460,994	24.2%	67	14.8%
10,001 to 25,000 square feet	514,405	27.0%	33	7.3%
25,001 to 50,000 square feet	130,781	6.9%	4	0.9%
50,000 square feet and greater	115,373	6.0%	2	0.4%
	1,907,298	100.0%	454	100.0%

Description of Specific Properties

At December 31, 2005, Financial Plaza was the only property whose book value was greater than or equal to 10% of our consolidated assets. Financial Plaza was sold on January 23, 2006. A description of this property is set forth below.

Financial Plaza

In September 2003, we acquired the Financial Plaza office building in Mesa, Arizona. The property is comprised of a 16-story office building, a 2-story retail building and a 5-story parking garage containing approximately 311,000 square feet on 6.07 acres of land. The parking garage contains approximately 1,000 spaces. Financial Plaza was built in 1986.

Financial Plaza is a high-rise office asset in the Southeast Valley submarket, offering panoramic views of the Phoenix metropolitan area from its higher floors, high quality interior finishes and extensive exterior landscaping. The property has access to the Phoenix highway system via the nearby Superstition Freeway and to the many amenities of the Fiesta Mall, located across the street. Competition for Financial Plaza comes principally from a wide range of smaller properties of lesser quality located throughout the Southeast Valley, which compete on price, as well as two comparable Class A properties, which at December 31, 2005 were well leased at similar rates to Financial Plaza.

At December 31, 2005, Financial Plaza was leased to 53 tenants at base rental rates ranging from $13.83 to $28.00 per square foot. The average effective annual rent per square foot at December 31, 2005 was $23.59. The occupancy rate for Financial Plaza was approximately 91%, 83%, and 81% at December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, there were no tenants that occupied 10% or more of the rentable area.

The following schedule details the tenant lease expirations for Financial Plaza at December 31, 2005:

Year	Number of Expiring Leases	Expiring Square Footage	Expiring Annual Revenue (1)	Percentage of Total Annual Revenue
2006	11	30,597	747,618	12.1%
2007	15	92,658	2,142,827	34.7%
2008	7	29,739	676,275	10.9%
2009	10	42,875	996,667	16.1%
2010	6	38,027	758,739	12.3%
2011	1	1,973	46,365	0.7%
2012	2	27,589	628,022	10.1%
2013	—	—	—	—
2014	—	—	—	—
2015	1	14,379	191,220	3.1%
Total	53	277,837	$6,187,733	100.0%

(1)          Represents the annual base rent and excludes any adjustments for straight-line rent or expense recoveries.

For 2005, the real estate taxes for Financial Plaza were approximately $770,000 as determined by the Maricopa County Treasurer.

Financial Plaza had a federal tax basis of $40.6 million at December 31, 2005. For federal income tax purposes, depreciation is computed using the straight-line method over a useful life of 39 years, for a depreciation rate of 2.56% per year. For financial reporting purposes, depreciation is determined and computed in accordance with generally accepted accounting principles.

The Company sold this property in January 2006 for $55.0 million and recognized a gain of approximately $16.0 million. See “Mortgage Loans, Notes Payable and Lines of Credit” below for information regarding the financing of this property.

Property Improvements

We have budgeted approximately $7 million for capital improvements, including tenant improvements, at our properties during 2006. This amount is in addition to amounts that will be expended for routine maintenance and repairs. This amount is to be funded from cash balances, working capital and additional borrowing. Since adoption of the Plan, we are focusing our efforts on conservation of cash and may not spend the entire budgeted amount.

Mortgage Loans, Notes Payable and Lines of Credit

The Company has financed its properties with mortgage loans and other debt instruments, including the lines of credit, that were available to it. The following is a summary of the Company’s outstanding mortgage loans and notes payable (including the Unsecured Credit Facility), classified by interest type (fixed or variable) and in order of maturity, at December 31, 2005 and 2004:

			December 31, 2005		December 31, 2004
Lender	Mortgaged Property at December 31, 2005	Maturity Date	Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)
Fixed Rate
GEMSA	Hampton Court	11/1/2007	$7,900,000	5.48%	$7,900,000	5.48%
Greenwich Capital Financial Products	Parkway Centre II Centerra Southwest Gas Building	10/1/2008	37,306,859	5.13%	38,115,018	5.13%
Metropolitan Life Insurance Company	Parkway Centre III	9/10/2009	14,813,833	4.47%	15,154,645	4.47%
Southern Farm Bureau Life Insurance Company	Scottsdale Norte	4/1/2011	6,507,070	7.90%	6,568,596	7.90%
J.P. Morgan Chase	Hackberry View—1st	9/1/2012	11,287,282	6.57%	11,424,345	6.57%
J.P. Morgan Chase	Hackberry View—2nd(2)	9/1/2012	937,796	8.00%	967,654	8.00%
Teachers Insurance and Annuity Association of America	Sheridan Center Arrowhead Fountains Kellogg Building	1/1/2013	28,360,682	7.40%	28,852,678	7.40%
Allstate Life Insurance Company	Camelback—1st	9/5/2014	15,631,631	5.82%	15,928,449	5.82%
Allstate Life Insurance Company	Camelback—2nd	9/5/2014	4,884,884	5.82%	4,977,640	5.82%
Subtotal			127,630,037	5.98%	129,889,025	5.98%
Variable Rate
KeyBank National Association—Secured Credit Facility	Greenhill Park	n/a	—	—	17,500,000	4.96%
KeyBank National Association—Unsecured Facility	Unsecured	4/1/2006 (3)	29,897,129	6.91%	24,857,063	5.63%
Subtotal			29,897,129	6.91%	42,357,063	5.35%
Disposed Of Properties
Teachers Insurance and Annuity Association of America	AmeriVest Plaza at Inverness	(4)	—	—	14,412,347	7.90%
KeyBank National Association—Secured Credit Facility	Chateau Plaza	(4)	—	—	15,400,000	4.96%
Transatlantic Capital Company, LLC(5)	Texas State Buildings	n/a	—	—	5,579,891	7.66%
Subtotal—disposed of properties			—	—	35,392,238	6.58%
Other Notes Payable
Lease Capital Corporation	Phone system	10/31/2007	43,747	11.11%	64,124	11.11%
Subtotal, excluding held for sale properties			157,570,913	6.16%	207,702,450	5.96%
Held-for-Sale Portfolio(6)
Allstate Life Insurance Company	Financial Plaza	10/5/2010	23,650,188	5.25%	24,173,324	5.25%
Security Life of Denver Insurance Company	Keystone Office Park—1st	5/1/2022	4,119,506	8.00%	4,236,333	8.00%
Security Life of Denver Insurance Company	Keystone Office Park—2nd	5/1/2022	462,967	8.63%	474,284	8.63%
Subtotal, held-for-sale properties			28,232,661	5.71%	28,883,941	5.71
Total			$185,803,574	6.09%	$236,586,391	5.92%

(1)             Interest only, does not include amortization of deferred financing costs or any fees.

(2)             The amount recorded reflects a net present value calculation based on a fair market value rate of 8%. The actual loan balance assumed was $697,847 at an interest rate of 15%.

(3)             The Unsecured Facility was paid off in January 2006.

(4)             The Company sold this property in December 2005.

(5)             On March 2, 2005, the Company completed a Deed-in-Lieu Agreement to return these properties to the lender.

(6)             The Company sold this property in January 2006.

Insurance

We believe that each of our properties is adequately covered by insurance under a blanket policy.

Policies and Objectives With Respect to Certain Activities

The following is a discussion of our policies with respect to investment, financing and other activities. Our Board of Directors has determined the policies with respect to these activities and, although our Board of Directors currently does not contemplate any changes to these policies, our Board may change these policies without a vote or other approval of stockholders.

Acquisition, Development and Investment Policies

Historically, our business and growth strategies were designed to maximize total return to stockholders over the medium- and long-term with a niche property type and geographic focus. Our policies contemplated the possibility of:

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

At the present time, all of our existing investments in real estate properties are held through direct ownership. Historically, we intended to hold our properties for the long term. However, since adoption of the Plan, we are preparing for an orderly sale of our remaining properties over the next 6 - 24 months. Our long-term view was to focus on multi-tenant office buildings in select cities and dispose of non-core assets and property types when economically and operationally feasible.

Financing Policies

Should the Plan not be approved nor a corporate sale transaction be completed, we may seek to make additional investments in existing properties and may incur indebtedness to make those investments or to meet the distribution requirements imposed by the REIT provisions of the Internal Revenue Code of 1986, as amended, to the extent that cash flow from our operations, investments and working capital is insufficient. Additional indebtedness incurred by us may be secured by part or all of our real estate properties. Our Board of Directors has placed no limitations on the number or amount of secured indebtedness or mortgages that may be placed on any one of our properties, however, our new $10 million credit facility that was signed January 23, 2006  limits our total liabilities to 65% of gross assets, as calculated in accordance with the loan agreement.

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

ITEM 3. LEGAL PROCEEDINGS

We and our subsidiaries are not presently subject to any material litigation nor, to our knowledge, has any material litigation been threatened. We are a party to routine litigation and administrative proceedings arising in the ordinary course of business, most of which are expected to be covered by liability insurance and none of which, individually or in the aggregate, are expected to have a material effect on us.

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

The table below presents the range of high and low sale prices for our common stock during each of the quarters indicated, as reported by the American Stock Exchange, and the cash dividends per share paid with for the periods indicated:

	High	Low	Dividend Per Share
2004:
First Quarter	$7.64	$6.40	$0.13
Second Quarter	$6.93	$5.48	$0.13
Third Quarter	$6.89	$5.84	$0.13
Fourth Quarter	$7.30	$6.20	$0.13
2005:
First Quarter	$6.65	$5.00	$0.00
Second Quarter	$5.54	$3.85	$0.00
Third Quarter	$4.87	$3.55	$0.00
Fourth Quarter	$4.29	$3.22	$0.00

On December 31, 2005, there were approximately 5,360 stockholders of AmeriVest, consisting of approximately 246 holders of record. The information concerning beneficial owners is based on information provided by brokers and depositories who hold shares in their names on behalf of others. On March 1, 2006, the closing sale price for our common stock was $4.54 per share, as reported by the American Stock Exchange.

Dividend Policy

On March 9, 2005, the Company’s Board of Directors suspended the payment of the common dividend for the first quarter of 2005, and subsequently continued the suspension through all of 2005. As of March 15, 2006, the Board has not reinstated the quarterly common dividend. Until the suspension of the dividend in March 2005, the Company had paid a dividend each quarter since its initial public offering in November 1996. For Federal income tax purposes, distributions may consist of ordinary income, capital gains, on-taxable return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than ordinary income and reduce the stockholder’s basis in the Company’s common stock. For tax purposes, our 2004 and 2003 distributions represented an approximate 88% and 64% return of capital, respectively, with the remainder being ordinary income.

Recent Sales of Unregistered Securities

During 2005 we issued shares of common stock that were not registered under the Securities Act of 1933 in the following transactions:

We issued 1,500 shares of common stock upon exercise of previously issued warrants. The issuance of these shares of common stock was made pursuant to an exemption from registration in accordance with Section 4(2) of the Securities Act based on a representation to us from the entity receiving the shares that such entity was a sophisticated investor who was knowledgeable about our operations and financial condition and was able to evaluate the risks and merits of receipt of the shares.

Purchase of Equity Securities

There were no purchases made by or on behalf of the Company or any affiliate purchases (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2001 to 2005 (For all periods presented, the “Operations Summary” reflects the adjustment for discontinued operations and “Financial Position” reflects the adjustment for the properties that were classified as held-for-sale at December 31, 2005). The data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes that have been included or incorporated by reference in this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Operations Summary:
Rental revenue(1)	$34,869,604	$28,052,920	$16,537,813	$8,245,227	$3,849,956
Property operating expense—
Operating expenses	9,417,061	8,276,494	4,449,529	2,033,894	1,175,483
Real estate taxes	4,728,154	3,528,564	1,954,294	703,521	213,867
General and administrative fees	4,720,958	4,694,029	3,527,747	1,746,545	677,845
Interest expense	11,996,147	8,163,031	4,748,782	1,905,083	1,298,776
Depreciation and amortization	12,763,733	9,013,058	4,067,704	1,983,488	1,170,919
Impairment of investment in real estate	4,889,082	—	—	—	—
Loss from continuing operations	(14,354,022)	(5,622,256)	(2,210,243)	(995,684)	(686,934)
Loss before discontinued operations	(14,239,927)	(5,535,240)	(2,136,773)	(831,165)	(551,859)
Gain on sale of real estate	—	—	—	—	1,156,445
Discontinued operations	3,541,614	(367,712)	156,353	673,891	883,907
Net earnings/(loss)	(10,698,313)	(5,902,952)	(1,980,420)	(157,274)	1,488,493
Per Share Data:
Earnings/(loss) per common share—basic	$(0.44)	$(0.26)	$(0.13)	$(0.02)	$0.32
Earnings/(loss) per common share—diluted	$(0.44)	$(0.26)	$(0.13)	$(0.02)	$0.31
Common share cash dividends paid	—	$0.52	$0.52	$0.52	$0.52
Weighted average shares outstanding—basic	24,062,330	22,348,811	14,686,369	9,341,608	4,680,719
Weighted average shares outstanding—diluted	24,062,330	22,348,811	14,686,369	9,341,608	4,801,307
Financial Position:
Net investment in real estate(2)	$269,603,168	$330,813,749	$223,892,596	$144,985,328	$80,841,027
Total assets	283,909,790	347,953,689	240,500,462	157,183,587	88,002,488
Secured mortgage loans and notes payable, excluding discontinued operations	127,673,784	182,845,387	114,890,458	101,162,354	53,374,284
Unsecured line of credit	29,897,129	24,857,063	15,149,725	—	—
Secured mortgage loans and notes payable—held-for-sale	28,232,661	28,883,941	29,490,227	4,931,878	5,034,140
Total liabilities	200,492,742	252,903,717	170,396,055	113,287,787	63,005,503
Total stockholders’ equity	83,417,048	93,469,915	70,104,407	43,895,800	24,996,985
Other Data:
Net cash flows provided by (used in):
Operating activities	$8,579,288	$11,869,797	$10,650,918	$5,427,045	$3,263,765
Investing activities	37,017,335	(94,453,601)	(56,062,593)	(50,312,422)	(24,671,608)
Financing activities	(46,467,863)	82,965,879	44,570,694	46,084,588	21,480,222

(1)             Rental revenues inclusive of discontinued operations for 2005, 2004, 2003, 2002 and 2001 were $49.2 million, $45.3 million, $29.9 million, $16.4 million, and $10.9 million, respectively.

(2)             Net investment in real estate excluding assets deemed held-for-sale or sold at December 31, 2005, 2004, 2003, 2002 and 2001 was $222.7 million, $233.1 million, $126.7 million, $85.2 million and $42.9 million, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of AmeriVest as of and for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements contained in the Annual Report on Form 10-K.

Executive Summary

We are a Real Estate Investment Trust (“REIT”) investing in, operating and leasing commercial office buildings primarily to small and medium size tenants. At December 31, 2005, we owned 14 properties, which included an aggregate of approximately 2,160,000 square feet located in metropolitan Denver, Dallas, Phoenix and Indianapolis. In January 2006, we sold two properties in Phoenix and Indianapolis, reducing our total ownership to 12 properties with approximately 1,730,000 square feet in Denver, Dallas and Phoenix. We generate revenue primarily through the rental of office space at our properties. Key factors that affect our business and financial results are as the follows:

•       the current economic environment in metropolitan Denver, Dallas and Phoenix;

•       the occupancy rates at our properties;

•       the rental rates on our properties;

•       tenant improvement and leasing costs incurred to obtain or retain tenants; and

•       the extent of early lease termination and any lease termination fees.

On February 9, 2006, our Board of Directors adopted the plan of liquidation and dissolution of our Company. We intend to present this Plan to stockholders for their approval at the 2006 annual meeting. Management and the Board of Directors estimate that, if stockholders approve the Plan, total liquidating distributions to common stockholders will be within the range of $4.20 to $4.80 per share and will be paid within 6 to 24 months after adoption of the Plan, as our assets are sold and we wind up our operations and dissolve the Company. This estimated distribution range is based on numerous assumptions, notably including the sales price of assets for which no definitive sale agreements or letters of intent are currently in place. Although management and the Board of Directors believe our assumptions are reasonable and have solicited and received input from various outside investment and real estate brokers, the assumptions may prove to be inaccurate and the ultimate amount of liquidating distributions to stockholders may be reduced or delayed.

If, prior to stockholder approval of the Plan, the Company receives a binding offer for a corporate transaction that will, in the view of the Board of Directors, provide a superior value to stockholders than the value of the estimated net distributions under the Plan from the sale of the assets, taking into account all factors that could affect valuation, including timing and certainty of close, real estate and investment market risks, transaction, operating, leasing and loan prepayment costs and other factors, the Plan could be abandoned in favor of such a transaction.

If a binding offer for a corporate transaction is not received and the Plan is submitted to, but not approved by, our stockholders, our Board of Directors will meet to consider the best remaining alternative course of action for the Company. In that event, we cannot currently predict what that course of action would be, since it would depend upon facts and circumstances at that time.

Throughout this report, we describe our historical business strategy. Since adoption of the Plan in February 2006, we have departed from our historical strategy and are working towards completing an orderly sale of the Company or liquidation of our assets. Under Maryland law, the sale of all or substantially all of our assets requires stockholder approval. However, if the Company is not sold or the stockholders do not approve the Plan, we may decide to continue making strategic dispositions, within the limits of the law. We have no current intent to engage in acquisitions in the foreseeable future.

Results of Operations

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

We increased our revenues and expenses during 2005 due to the inclusion of the operations of our 2004 acquisitions for a full year. For a discussion regarding the acquired, sold, and held-for-sale properties, see “Item 1, Significant Transactions—2005 Transactions” and “Item 1, Significant Transactions—2004 Transactions.” The following represent our operating results for 2005 and 2004:

	2005	2004	Change
Real Estate Operating Revenue:
Rental revenue	$34,869,604	$28,052,920	$6,816,684
Real Estate Operating Expenses:
Property operating expenses—
Operating expenses	9,417,061	8,276,494	1,140,567
Real estate taxes	4,728,154	3,528,564	1,199,590
General and administrative expenses	4,720,958	4,370,403	350,555
Interest expense	11,996,147	8,163,031	3,833,116
Depreciation and amortization expense	12,763,733	9,013,058	3,750,675
Strategic alternatives expenses	708,491	—	708,491
Other expenses	—	323,626	(323,626)
Impairment of investment of real estate	4,889,082	—	4,889,082
Total operating expense	49,223,626	33,675,176	15,548,450
Loss from continuing operations	(14,354,022)	(5,622,256)	(8,731,766)
Other Income:
Interest income	114,095	87,016	27,079
Total other income	114,095	87,016	27,079
Loss before discontinued operations	(14,239,927)	(5,535,240)	(8,704,687)
Discontinued operations	3,541,614	(367,712)	3,909,326
Net loss	$(10,698,313)	$(5,902,952)	$(4,795,361)

Rental revenue—Rental revenue increased by approximately $6.8 million, or 24.3%, in 2005 as compared to 2004 primarily due to the inclusion of the operating results from the 2004 acquisitions (Camelback Lakes, Hackberry View, Parkway Centre III and Hampton Court) for the entire period of 2005 versus a partial year in 2004, which resulted in a $6.6 million increase. Additional increases of approximately $150,000 were recognized in properties held for the entire twelve months ended December 31, 2005 and 2004. The occupancy for the 2004 acquisitions declined slightly from 98.0% at December 31, 2004 to 96.5% at December 31, 2005, while the average rental rate increased from $21.11 to $22.00 for the same periods, respectively. The total portfolio occupancy, excluding properties classified as held-for-sale, was 91.2% at December 31, 2005 as compared to 90.8% at December 31, 2004. The average rental rate was $20.26 at December 31, 2005 and $19.97 at December 31, 2004.

At December 31, 2005, the Company has approximately 37,000 square feet of leases that were signed and were scheduled to commence during 2006 (includes held-for-sale properties).  The rental revenue from these commencements will be partially offset by the negative impact of the expected roll-down in rental rates in 2006 on expiring leases.

Property operating expenses—Property operating expenses, which includes operating expenses and real estate taxes, increased by approximately $2.3 million, or 19.8%, in 2005 as compared to 2004.  This increase is comprised of a $1.1 million increase in operating expenses and a $1.2 million increase in real estate taxes. The inclusion of the 2004 acquisitions for a full year resulted in a $1.6 million increase to total operating expenses. This increase was partially offset by an approximately $504,000 decrease from our properties that were fully operational during the entire twelve months of 2005 and 2004, which was primarily due to a $470,000 decrease in ground lease expense due to the acquisition of the Greenhill Park land in October 2004. Real estate taxes, which are the largest component of property operating expenses, increased approximately $1.2 million in 2005 as compared to 2004, due to the inclusion of the 2004 acquisitions for the entire year. The Company has focused, and will continue to focus, on the ongoing management of controllable operating expenses, including aggressively challenging increased real estate tax assessments.

General and administrative expenses—General and administrative expenses increased approximately $351,000, or 8.0%, in 2005 as compared to 2004. This increase was primarily due to an increase in audit and consulting fess of approximately $200,000 and special severance and directors fees of $450,000, offset by reduced legal fees of approximately $100,000 and other cost reductions of approximately $200,000. The Company anticipates that general and administrative expense will be lower in 2006 due to the decrease in employee headcount and other expense reductions.

Interest expense—Interest expense increased approximately $3.8 million, or 47.0%, in 2005 as compared to 2004. The increase is primarily due to the borrowings the Company incurred for 2004 acquisitions and capital and tenant improvements and working capital during 2005 and 2004. The remainder of the increase is due to the acquisition of the land underlying the Greenhill Park building, which was previously subject to a ground lease, and higher interest rates on our variable rate debt during 2005. Proceeds from asset sales were utilized to pay down debt, which should significantly lower our interest expense during 2006.

Depreciation and amortization—Depreciation and amortization increased approximately $3.8 million, or 41.6%, in 2005 as compared to 2004. The 2004 acquisitions represent approximately $2.8 million of the increase, and the remaining increase is due to additional capital improvements, tenant improvements and leasing commissions on properties that were held the entire twelve months of December 31, 2005 and 2004. Due to asset sales during 2005 and January 2006, we expect depreciation expense to decrease in 2006.

Strategic alternatives expenses—The $708,000 expense recognized during 2005 was for costs incurred in connection with the Company’s strategic alternative review. The costs were primarily legal and investment banking fees, as well as costs associated with the virtual data room.

Other expense—The $324,000 increase in other expense is due to costs, such as non-refundable earnest money deposits and legal costs, which were previously capitalized in connection with anticipated acquisitions. These pursuits were terminated during the fourth quarter of 2004 and all capitalized costs associated with these acquisitions were expensed. There were no such costs recognized during 2005.

Impairment of investment in real estate—In aggregate, the Company recorded $9.2 million in impairments during the twelve months ended December 31, 2005, of which approximately $6.5 million was recorded in the fourth quarter. Approximately $2.7 million of this impairment was for properties that were sold during 2005 and $1.6 million was for a property that was deemed as held-for-sale at December 31, 2005 (see “Discontinued Operations” below). The remaining $4.9 million of impairment was for Sheridan Center, a property whose expected undiscounted cash flows did not support the previously recorded basis in the long-lived asset based on a probability-weighted cash flow utilized as a result of the Company’s announced Plan. The impairment charges recorded reduced the total net book value to the properties’ estimated fair value.

Discontinued operations—The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. At December 31, 2005, the Company had classified Keystone and Financial Plaza as held-for-sale under the provisions of SFAS No. 144. Accordingly, we have classified the operating earnings and impairment from these properties within discontinued operations for the years ended December 31, 2005 and 2004. In December 2005, the Company completed the disposition of AmeriVest Plaza at Inverness and Chateau Plaza, both of which were previously classified as held-for-sale. In addition, the Company sold its 20% equity interest in its joint venture (Panorama Falls) and completed a Deed-in-Lieu Agreement to return its 13 non-core Texas State Buildings to the lender during the twelve months ended December 31, 2005. During the twelve months ended December 31, 2004, the Company sold its Texas Bank Buildings. The results of operations for these properties are also included as discontinued operations for 2004.

During the twelve months ended December 31, 2005, the Company recorded approximately $4.3 million for impairment losses related to properties included in discontinued operations. This $4.3 million is comprised of approximately $420,000 for Panorama Falls, $2.3 million for AmeriVest Plaza at Inverness, and $1.6 million for Keystone. The Company recognized a loss of approximately $117,000 for Panorama Falls, which was sold in September 30, 2005, and a gain on AmeriVest Plaza at Inverness of approximately $199,000, when it was sold in December 2005. The remaining gain of $8.7 million recognized during the twelve months ended December 31, 2005 relates to Chateau Plaza, which was sold in December 2005. The Keystone disposition closed in January 2006.

During the twelve months ended December 31, 2004, we recorded a $1.2 million impairment related to certain of the Texas State Buildings located in Lubbock, El Paso, Temple, Bellville, Columbus, Hempstead, Mission, Arlington, Marshall, and Amarillo, Texas (the Company previously recognized impairments on the remaining two buildings in Clint and Paris, Texas—see below). Impairment charges recorded on the Texas State Building portfolio reduced the total net book value to the properties’ total estimated fair value of $5.2 million, excluding certain deposits maintained by the lender. The Company completed the Deed-in-Lieu transaction in March 2005.

The decrease in rental revenues for the twelve months ended December 31, 2005 as compared to the same period of 2004 is primarily due to the results of the Texas State Buildings and decreased average occupancy. The decrease in operating expenses and real estate taxes for the twelve months ended December 31, 2005 as compared to the same period of 2004 is primarily due to the Texas State Buildings. The operating results of the disposed properties and the related gain/loss are also classified as discontinued for the twelve months ended December 31, 2005 and 2004. The following is a summary of net earnings from discontinued operations:

	Twelve Months Ended December 31,
	2005	2004
Rental revenue	$14,308,917	$17,294,308
Property operating expenses—
Operating expenses	4,429,839	5,290,475
Real estate taxes	2,029,037	2,317,344
Interest expense	3,976,740	4,304,704
Deferred financing costs written-off at disposition	353,975	—
Depreciation and amortization expense	4,599,656	5,401,943
Impairment of real estate	4,320,826	1,160,000
Total expenses	19,710,073	18,474,466
Minority interest	285,369	256,246
Equity in loss of affiliate	—	(18,076)
Gain on disposition	8,657,401	574,276
Net earnings/(loss) from discontinued operations	$3,541,614	$(367,712)

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

We increased our revenues and expenses significantly by adding approximately 578,000 square feet, or 21%, to our portfolio through the acquisition of four properties during 2004, combined with the inclusion of the operations of our 2003 acquisitions for a full year. For a discussion regarding the acquired properties, see “Item 1, Significant Transactions—2004 Transactions”  and “Item 1, Significant Transactions—2003 Transactions.” The following represent our operating results for 2004 and 2003:

	2004	2003	Change
Real Estate Operating Revenue:
Rental revenue	$28,052,920	$16,537,813	$11,515,107
Real Estate Operating Expenses:
Property operating expenses—
Operating expenses	8,276,494	4,449,529	3,826,965
Real estate taxes	3,528,564	1,954,294	1,574,270
General and administrative expenses	4,370,403	3,526,097	844,306
Interest expense	8,163,031	4,748,782	3,414,249
Depreciation and amortization expense	9,013,058	4,067,704	4,945,354
Other expenses	323,626	1,650	321,976
Total operating expense	33,675,176	18,748,056	14,927,120
Loss from continuing operations	(5,622,256)	(2,210,243)	(3,412,013)
Other Income:
Interest income	87,016	73,470	13,546
Total other income	87,016	73,470	13,546
Loss before discontinued operations	(5,535,240)	(2,136,773)	(3,398,467)
Discontinued operations	(367,712)	156,353	(524,065)
Net loss	$(5,902,952)	$(1,980,420)	$(3,922,532)

Rental revenue—Rental revenue increased by approximately $11.5 million, or 69.6% in 2004 as compared to 2003. Approximately $6.8 million of the increase is due to the inclusion of the operating results from the 2004 acquisitions (Camelback Lakes, Hackberry View, Parkway Centre III and Hampton Court) and approximately $4.4 million is due to the inclusion of the 2003 acquisitions (Southwest Gas Building, Greenhill Park and Scottsdale Norte) for a full year in 2004 versus a partial year in 2003.

The total portfolio occupancy was 88.3% at December 31, 2004 as compared to 84.2% at December 31, 2003. This increase is primarily due to the 2004 acquisitions, which were 98% occupied at December 31, 2004, and accounted for 2.6% of the increase in occupancy.

Property operating expenses—Property operating expenses (operating expenses and, real estate taxes) increased by approximately $5.4 million, or 84.3%, in 2004 as compared to 2003. The $3.8 million increase in operating expenses is primarily due to the inclusion of the 2004 acquisitions, which represent $1.5 million of the increase, and 2003 acquisitions, which represent $2.2 million of the increase. Included in the $2.2 million increase is $470,000 of ground lease expense on Greenhill Park. Real estate taxes, which are the largest component of property operating expenses, increased $1.6 million in 2004 as compared to 2003. This increase is attributable to the 2004 and 2003 acquisitions. Based on our experience, upon acquisition local municipalities often reassess a property at the purchase price and real estate taxes increase accordingly.

General and administrative expenses—General and administrative expenses increased approximately $844,000, or 23.9%, in 2004 as compared to 2003. Approximately $500,000 of the increase is related to audit, legal and consulting fees primarily incurred by the Company’s efforts to comply with the Sarbanes-Oxley Act of 2002. The remainder of the increase is principally due to the addition of corporate personnel hired during the latter half of 2003 and in 2004 to support the growth of the Company. These increases are partially offset by approximately $170,000 in severance incurred during 2003, which did not occur in 2004.

Interest expense—Interest expense increased approximately $3.4 million, or 71.9%, in 2004 as compared to 2003. The increase is primarily due to the borrowings the Company incurred for acquisitions during 2004 and late-2003 and the increase in capital and tenant improvements during 2004 as compared to 2003 for which the Company borrowed on the Unsecured Facility. The increase in interest expense is also attributable to higher interest rates on the Company’s lines of credit during 2004. During 2004, the Company increased the capacity of the Unsecured Facility from $30.0 million to $40.0 million and replaced the facility fee with a one-time commitment fee that was amortized into interest expense over the life of the loan agreement.

Depreciation and amortization—Depreciation and amortization increased approximately $4.9 million, or 121.6%, in 2004 as compared to 2003. The increase in depreciation was a result of our acquisitions during 2004 and 2003. The Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, which, among other things, requires an allocation of the purchase price of a property to an intangible asset representing the value associated with the in-place leases, has had and will continue to have a significant impact on the Company’s depreciation and amortization expense as additional properties are acquired. The intangible assets are amortized over the remaining life of the in-place leases which generally range from 24 to 55 months versus over the life of the building which has a depreciable life of 40 years.

Other expense—The $322,000 increase in other expense is due to costs, such as non-refundable earnest money deposits and legal costs, which were previously capitalized in connection with anticipated acquisitions. These pursuits were terminated during the fourth quarter of 2004 and all capitalized costs associated with these acquisitions were expensed.

Discontinued operations—The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. At December 31, 2005, the Company had two properties classified as held-for-sale under the provisions of SFAS No. 144. Accordingly, we have classified the operating earnings from these properties within discontinued operations for the years ended December 31, 2004 and 2003. In December 2005, the Company completed the disposition of two assets that were previously classified as held-for-sale. In addition, the Company sold its 20% equity interest in its joint venture (Panorama Falls) and completed a Deed-in-Lieu Agreement to return its 13 non-core Texas State Buildings to the lender during the twelve months ended December 31, 2005. During the twelve months ended December 31, 2004, the Company sold its Texas Bank Buildings and recognized a gain of approximately $574,000.

During the twelve months ended December 31, 2004, the Company recognized a $1.2 million impairment for certain of the Texas State Buildings located in Lubbock, El Paso, Temple, Bellville, Columbus, Hempstead, Mission, Arlington, Marshall, and Amarillo, Texas (the Company previously recognized impairments on the remaining two buildings in Clint and Paris, Texas—see below). Impairment charges recorded on the Texas State Building portfolio reduced the total net book value to the properties’ total estimated fair value of $5.2 million, excluding certain deposits maintained by the lender. The Company calculated the estimated fair value using probability-weighted forecasted cash flows. These buildings were sold in March 2005.

During the twelve months ended December 31, 2003, the Company recorded a $335,000 impairment charge for a 12,979 square foot building in Clint, Texas and a $1.1 million impairment charge for a 33,312 square foot building in Paris, Texas. Both properties had been previously leased to agencies of the State of Texas. The Company arrived at the estimated fair values using a combination of the property tax assessment values, values estimated by the our property tax consulting firms and local real estate brokers.

The increase in rental revenues and property operating expenses for the twelve months ended December 31, 2004 as compared to the same period of 2003 is primarily due to the results of Financial Plaza, which was acquired in September 2003. The operating results of the disposed properties and the related gain/loss are also classified as discontinued for the twelve months ended December 31, 2004 and 2003. The following is a summary of net earnings from discontinued operations:

	Twelve Months Ended December 31,
	2004	2003
Rental revenue	$17,294,308	$13,327,857
Property operating expenses—
Operating expenses	5,290,475	3,808,676
Real estate taxes	2,317,344	1,766,972
Interest expense	4,304,704	3,118,752
Depreciation and amortization expense	5,401,943	2,956,219
Impairment of real estate	1,160,000	1,465,932
Total expenses	18,474,466	13,116,551
Minority interest	256,246	—
Equity in loss of affiliate	(18,076)	(54,953)
Gain on disposition	574,276	—
Net earnings/(loss) from discontinued operations	$(367,712)	$156,353

Liquidity and Capital Resources

Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants, and the level of operating and other expenses. Our net cash provided by operating activities has been a significant source of liquidity to help fund debt service, capital improvements, tenant improvements and leasing costs for operating properties. Due to the Board’s adoption of the Plan, the Company does not intend to acquire any properties during 2006.

A material adverse change in our net cash provided by operating activities may affect our ability to fund the items listed above and may affect the financial performance covenants under our new $10 million credit facility that was signed January 23, 2006. If we fail to meet our financial performance covenants and to reach a satisfactory resolution with our lenders, our credit facility could become unavailable to us or the interest charged on the credit facility could increase. Any of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs and development costs.

Due to strategic assets sales that were completed during 2005 and January 2006, the Company’s historic cash flows may not be representative of future cash flows.

Operating Activities

Net cash flows provided by operations decreased $3.3 million, or 27.7%, in 2005 as compared to 2004. The decrease is primarily due to changes in assets and liabilities primarily due to the timing of payments for real estate taxes and other accounts payable, partially offset by the positive operating results associated with the acquisitions made during 2004.

Net cash flows provided by operations increased $1.2 million, or 11.4%, in 2004 as compared to 2003. This increase is primarily due to the inclusion of the operations from property acquisitions, partially offset by changes in assets and liabilities. See “Results of Operations” for a more complete discussion of factors impacting our operating performance.

Investing Activities

Net cash flows from investing activities increased $131.5 million, or 139.2%, in 2005 as compared to 2004. This increase is primarily due to (i)  asset sales during 2005, which provided net proceeds of approximately $48.2 million; (ii) the 2004 acquisitions, whereas no such transactions occurred during 2005, and (iii) a decrease of approximately $5.2 million for capital expenditures and tenant improvements during 2005.

Net cash flows used in investing activities increased $38.4 million, or 68.5%, in 2004 as compared to 2003. The increase is primarily due to the properties that were acquired during the period and the related capital improvement, tenant improvement and leasing commission costs incurred by the Company relating to the 2004 and 2003 acquisitions. The increase was partially offset by net proceeds from the sale of the Texas Bank Buildings of approximately $4.0 million during 2004.

Financing Activities

Net cash flow from financing activities decreased $129.4 million, or 156%, in 2005 as compared to 2004. This decrease is primarily due to $110.3 million of net additions to mortgage loans due to acquisitions in 2004 and the net proceeds of $39.9 million from the 2004 common stock offering, which were used to pay down the Company’s Secured and Unsecured Credit Facilities. The remainder of the change is primarily composed of changes in escrow deposits and dividend payments.

Net cash flows provided by financing activities increased $38.4 million, or 86.1%, in 2004 as compared to 2003. The increase is primarily due to an increase in net borrowings to finance our property acquisitions and proceeds from common stock offerings, which were partially used to pay down the Company’s Secured and Unsecured Credit Facilities. The remainder of the change is primarily composed of scheduled principal payments on mortgage loans, dividend payments and payments into escrow accounts as required by certain lenders.

Future Sources of Capital

The following table summarizes future minimum base rent to be received under non-cancelable tenant leases at December 31, 2005 for the Company’s properties over the next five years (excludes the Financial Plaza and Keystone Office Park, which were sold in January 2006. See “Item 1, Significant Transactions—2006 Transactions”):

	2006	2007	2008	2009	2010	Total
Minimum Rents	$29,104,000	$24,405,000	$19,618,000	$13,660,000	$7,399,000	$94,186,000

In January 2004, the Company filed a shelf registration statement under which the Company could potentially raise up to $200 million through the issuance of common stock or preferred stock. At December 31, 2005, there was approximately $157 million available in shelf registered securities. Due to the announced Plan, the Company does not anticipate issuing any common or preferred stock. However, depending on the outcome of the shareholder vote, the Company could potentially issue shares in the future. The proceeds from those issuances, if any, could be used to acquire and improve new and existing properties, repay borrowings under our lines of credit or other loans and for working capital and general corporate purposes.

At December 31, 2005, the Company had $29.9 million outstanding on its Unsecured Credit Facility. This facility was paid in full in January 2006 with proceeds from the disposition of certain of our properties.

On January 23, 2006, the Company completed a loan agreement with its primary bank group which amends its unsecured revolving credit agreement and reinstates a revolving credit facility of up to $10 million to be used for working capital and other limited corporate purposes. The revolver is secured by the Company’s Greenhill Park property and matures December 28, 2006. The amendment also modifies certain covenant requirements and collateral provisions and required the Company to extend the employment agreement with its Chief Executive Officer through the maturity of the loan. There were no borrowings outstanding in this facility on March 15, 2006.

Future Uses of Capital, Contractual Commitments and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual commitments related to our debt outstanding at December 31, 2005:

	2006	2007	2008 and 2009	2010 and thereafter	Total
Principal payments on secured mortgage loans and notes payable	$2,391,401	$10,433,756	$52,438,543	$62,410,084	$127,673,784
Interest payments on secured mortgage loans and notes payable	7,666,988	8,058,070	12,765,566	30,180,557	58,671,181
Principal payments on secured mortgage loans—held for sale(1)	692,133	733,566	1,601,914	25,205,048	28,232,661
Interest payments on secured mortgage loans—held-for-sale(1)	1,592,916	2,132,482	4,225,849	3,141,213	11,092,460
Unsecured Credit Facility(2)	29,897,129	—	—	—	29,897,129
Interest payments on Unsecured Credit Facility(2)	144,657	—	—	—	144,657
Total	$42,385,224	$21,357,874	$71,031,872	$120,936,902	$255,711,872

(1)          The properties classified as “held-for-sale” were both sold in January 2006 and debt was repaid at disposition.

(2)          The Unsecured Credit Facility was entirely repaid in January 2006 with disposition proceeds.

Debt Covenants

Certain of its mortgage lenders require the Company to comply with certain debt covenants as described in the specific loan documents, including the loan-to-value ratio, the interest coverage ratio, the fixed charge coverage ratio and the dividend payout ratio. The Secured Credit Facility was paid off with disposition proceeds from Chateau Plaza, which closed on December 12, 2005. Dispositions proceeds from Chateau Plaza, AmeriVest Plaza at Inverness, Financial Plaza and Keystone Office Park were used to pay off the Unsecured Credit Facility, which was paid in full on January 24, 2006. Due to the timing of the pay-offs of the Unsecured and Secured Credit Facilities, KeyBank did not require the Company to submit debt compliance certification at December 31, 2005.

Inflation

Management believes that inflation should not have a material adverse effect on our operations. Our office leases require the tenants to pay increases in operating expenses should any inflationary pressures materialize.

New Accounting Principles

In December 2004, the Financial Accounting Standards Board (“FASB”)  SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after January 1, 2006. We do not believe that the adoption of SFAS 123R will have a material impact on our financial position, net earnings or cash flows.

In March 2005, the FASB issued Financial Interpretation No 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 resulted in FASB Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” to be applied to more situations than many entities had previously applied it in practice. FIN 47 requires entities to recognize liabilities for conditional asset retirement obligations if a reasonable estimate of fair value can be made. Based on the premise that no tangible asset lasts forever, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, a company should recognize an asset retirement liability for a conditional asset retirement obligation with the offset to the asset itself in the period in which the obligation is incurred if the fair value of the liability can be reasonably estimated. The impact of FIN 47 is most discernable to the company related to asbestos exposure at one of our real estate assets. FIN 47 became effective no later than the end of the fiscal years ending after December 15, 2005 and was adopted by the company for the year ended December 31, 2005. The adoption of FIN 47 did not have a material impact on our financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS No. 154), as part of an effort to conform to international accounting standards. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. This statement is effective as of the first fiscal year beginning after December 15, 2005. We do not believe any voluntary changes in accounting principles, relating to the adoption of SFAS No. 154, would have a material effect on our financial position or results of operations.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. Set forth below is a summary of the accounting policies management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

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

Investment in real estate is stated at cost, unless adjusted for impairment. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Estimated Useful Lives
Land	Not depreciated
Buildings and improvements	20 to 40 years
Furniture, fixtures and equipment	5 to 7 years
Tenant improvements, tenant leasing commissions and other intangible assets	Lesser of term of related lease or useful life of asset

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

Valuation of Real Estate Assets

Long-lived assets to be held and used are carried at cost, unless adjusted for impairment, and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted. We also evaluate assets for potential impairment when we deem them to be held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Furthermore, decisions regarding when a property should be classified as held for sale under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires significant management judgment. There are many phases to the disposition process ranging from the initial market research to being under contract with non-refundable earnest money. Deciding when management is committed to selling an asset is therefore highly subjective.

When determining if there is an indication of impairment, we estimate the asset’s rental revenues less operating expenses over the anticipated holding period on an undiscounted cash flow basis and compare this amount to its carrying value. Estimating the expected rental revenues less operating expenses and holding period requires significant management judgment. If it is determined that there is an indication of impairment for assets to be held and used, or if an asset is deemed to be held for sale, we then determine the fair value of the asset.

The real estate industry uses capitalization rates as the primary measure of fair value. Specifically, annual rental revenues less operating expenses for a property is divided by an estimated capitalization rate to determine the fair value of the property. Determining the appropriate capitalization rate requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate up or down due to a variety of factors in the overall economy or within local markets. If the actual capitalization rate for a property is significantly different from our estimated rate, the impairment evaluation for an individual asset could be materially affected.

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

Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders. The Company intends to distribute to our stockholders 90% of our taxable income. Therefore, no provision for Federal income taxes is required. If the Company fails to distribute the required amount of income to our stockholders, or fails to meet other REIT requirements, we may fail to qualify as a REIT and substantial adverse tax consequences may result.

Contractual Commitments

At December 31, 2005, the Company had contractual commitments of approximately $1.9 million, $150,000, and $416,000 for tenant improvements, capital expenditures, and leasing commissions, respectively. The Company anticipates that a majority of these commitments will be relieved during the first six months of 2006.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is to changes in interest rates as a result of our secured and unsecured lines of credit. At December 31, 2005, we had $185.8 million of mortgage loans and notes payable, or approximately 62% of total market capitalization based on the common share price at December 31, 2005. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. At December 31, 2005, approximately 84% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 5.9%. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The table below provides information about our liabilities that are sensitive to changes in interest rates as of December 31, 2005. As the table incorporates only those exposures that existed as of December 31, 2005, it does not consider those exposures or positions which could arise after that date (in thousands).

	2006	2007	2008	2009	2010	Thereafter	Total Balance	Estimated Fair Value(1)
Interest rate sensitive liabilities:
Unsecured line of credit	$29,897	$—	$—	$—	$—	$—	$29,897	$29,897
Average nominal interest rate(2)	6.91%	—	—	—	—	—	—	—
Mortgages payable:
Fixed rate debt	$3,084	$11,167	$38,058	$15,983	$22,993	$64,622	$155,907	$151,837
Average nominal interest rate(2)	5.89%	5.60%	5.20%	4.75%	5.38%	6.91%	—	—

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Balance Sheets as of December 31, 2005 and 2004, and our Statements of Operations, Shareholder’s Equity and Cash Flows for each of the years in the three-year period ended December 31, 2005 and Schedule III—Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this Form 10-K and are incorporated herein by reference. Selected quarterly financial data is presented in Note 11 of our audited financial statements in this Form 10-K.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of December 31, 2005, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2005, there were no significant changes in the company’s disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of their inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within AmeriVest have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 is incorporated by reference to the description under the section entitled “Directors and Executive Officers” of our definitive proxy statement for the 2006 annual meeting of our stockholders.

ITEM 11.         EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference to the description under the section entitled “Executive Compensation” of our definitive proxy statement for the 2006 annual meeting of our stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference to the description under the section entitled “Executive Compensation - Equity Compensation Plan Information” “Beneficial Owners of Securities” of our definitive proxy statement for the 2006 annual meeting of our stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is incorporated by reference to the description under the section entitled “Transactions Between AmeriVest and Related Parties” of our definitive proxy statement for the 2006 annual meeting of our stockholders.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the description under the section entitled “Independent Registered Public Accounting Firm” of our definitive proxy statement for the 2006 annual meeting of our stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

The following documents are filed as part of this report:

(a)           Financial Statements and Schedule:

1.                 Financial Statements

See Index to Financial Statements and Schedule on page 52 of this report, which is incorporated by reference.

2.                 Financial Statement Schedule:

See Schedule III on page S-1 of this report, which is incorporated herein by reference.

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

3.                 Exhibits

See Index to Exhibits on page 54 of this report, which is incorporated herein by reference.

(b)          Exhibits:

The exhibits required by Item 601 of Registration S-K are listed in the Index to Exhibits on page 38 of this Form 10-K, which is incorporated herein by reference.

AMERIVEST PROPERTIES INCORPORATED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AmeriVest Properties Inc.:

We have audited the accompanying consolidated balance sheets of AmeriVest Properties Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of AmeriVest Properties Inc. and subsidiaries management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVest Properties Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As more fully discussed in note 1 to the consolidated financial statements, on February 9, 2006 AmeriVest Properties Inc. and subsidiaries announced that the Board of Directors approved a plan of liquidation for AmeriVest Properties Inc. and subsidiaries. Such plan is subject to approval by AmeriVest Properties, Inc. and subsidiaries stockholders.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AmeriVest Properties Inc. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado

March 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AmeriVest Properties Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that AmeriVest Properties Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AmeriVest Properties Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of AmeriVest Properties Inc. and subsidiaries internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that AmeriVest Properties Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, AmeriVest Properties Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmeriVest Properties Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

March 16, 2006

AMERIVEST PROPERTIES INCORPORATED
Consolidated Balance Sheets

	2005	2004
ASSETS
Investment in real estate
Land	$48,059,765	$53,267,688
Buildings and improvements	166,431,824	217,453,719
Furniture, fixtures and equipment	1,304,879	1,277,308
Tenant improvements	14,245,047	12,622,620
Tenant leasing commissions	3,479,965	2,562,645
Intangible assets	13,371,477	16,801,808
Real estate assets—held for sale (net of $7.8 million and $5.2 million of accumulated depreciation)	46,930,658	47,971,383
Less: accumulated depreciation and amortization	(24,220,447)	(21,143,422)
Net investment in real estate	269,603,168	330,813,749
Cash and cash equivalents	988,420	1,859,660
Escrow deposits	4,920,968	7,161,651
Accounts receivable	1,310,627	671,251
Deferred rents receivable	4,511,512	3,430,609
Deferred financing costs, net	1,421,375	2,927,696
Prepaid expenses and other assets	923,928	524,072
Other assets—held-for-sale	229,792	565,001
Total assets	$283,909,790	$347,953,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Secured mortgage loans and notes payable	$127,673,784	$182,845,387
Unsecured line of credit	29,897,129	24,857,063
Secured mortgage loans—held for sale	28,232,661	28,883,941
Accounts payable and accrued expenses	6,917,224	4,524,282
Accrued real estate taxes	4,195,875	4,486,712
Prepaid rents, deferred revenue and security deposits	3,273,861	3,930,017
Dividends payable	—	3,116,130
Other liabilities—held-for-sale	302,208	260,185
Total liabilities	200,492,742	252,903,717
Minority interest	—	1,580,057
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 5,000,000 shares
Issued and outstanding: none	—	—
Common stock, $0.001 par value
Authorized: 75,000,000 shares
Issued and outstanding: 24,121,306 and 23,982,233 shares, respectively	24,121	23,982
Capital in excess of par value	133,231,147	132,585,840
Distributions in excess of accumulated earnings	(49,838,220)	(39,139,907)
Total stockholders’ equity	83,417,048	93,469,915
Total liabilities and stockholders’ equity	$283,909,790	$347,953,689

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INCORPORATED
Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
Real Estate Operating Revenue:
Rental revenues	$34,869,604	$28,052,920	$16,537,813
Real Estate Operating Expenses:
Property operating expenses—
Operating expenses	9,417,061	8,276,494	4,449,529
Real estate taxes	4,728,154	3,528,564	1,954,294
General and administrative expenses	4,720,958	4,370,403	3,526,097
Interest expense	11,996,147	8,163,031	4,748,782
Depreciation and amortization expense	12,763,733	9,013,058	4,067,704
Strategic alternative expenses	708,491	—	—
Other expenses	—	323,626	1,650
Impairment of investment in real estate	4,889,082	—	—
Total operating expenses	49,223,626	33,675,176	18,748,056
Loss from continuing operations	(14,354,022)	(5,622,256)	(2,210,243)
Other Income:
Interest income	114,095	87,016	73,470
Total other income	114,095	87,016	73,470
Loss before discontinued operations	(14,239,927)	(5,535,240)	(2,136,773)
Discontinued operations	3,541,614	(367,712)	156,353
Net loss	$(10,698,313)	$(5,902,952)	$(1,980,420)
Loss per Share—Basic and Diluted:
Net loss before discontinued operations	$(0.59)	$(0.25)	$(0.14)
Discontinued operations, net	0.15	(0.01)	0.01
Net loss	$(0.44)	$(0.26)	$(0.13)
Weighted Average Common Shares Outstanding:
Basic	24,062,330	22,348,811	14,686,369
Diluted	24,062,330	22,348,811	14,686,369
Dividends Paid per Share	$0.00	$0.52	$0.52

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Capital in Excess of Par	Distributions in Excess of Accumulated
	Shares	Amount	Value	Earnings	Total
Balance at December 31, 2002	11,060,260	$11,060	$55,247,483	$(11,362,743)	$43,895,800
Issuance of common stock:
Public offering, net of offering costs	5,750,000	5,750	33,261,703	—	33,267,453
Warrants exercised	495,045	495	2,474,730	—	2,475,225
Stock options exercised	33,247	33	163,015	—	163,048
Dividend Re-Investment Plan (DRIP)	49,081	49	297,936	—	297,985
Equity-based compensation	13,676	14	261,504	—	261,518
Dividends declared	—	—	—	(8,276,202)	(8,276,202)
Net loss	—	—	—	(1,980,420)	(1,980,420)
Balance at December 31, 2003	17,401,309	17,401	91,706,371	(21,619,365)	70,104,407
Issuance of common stock:
Public offering, net of offering costs	6,325,000	6,325	39,889,104	—	39,895,429
Warrants exercised	101,062	101	103,949	—	104,050
Stock options exercised	92,753	93	477,106	—	477,199
DRIP	12,281	12	82,196	—	82,208
Equity-based compensation	49,828	50	327,114	—	327,164
Dividends declared	—	—	—	(11,617,590)	(11,617,590)
Net loss	—	—	—	(5,902,952)	(5,902,952)
Balance at December 31, 2004	23,982,233	$23,982	$132,585,840	$(39,139,907)	$93,469,915
Issuance of common stock:
Warrants exercised	1,500	2	7,499	—	7,501
DRIP	6,609	6	41,049	—	41,055
Equity-based compensation	130,964	131	596,759	—	596,890
Net loss	—	—	—	(10,698,313)	(10,698,313)
Balance at December 31, 2005	24,121,306	$24,121	$133,231,147	$(49,838,220)	$83,417,048

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(10,698,313)	$(5,902,952)	$(1,980,420)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization expense	17,363,389	14,522,578	7,023,923
Impairment of investment in real estate	9,209,908	1,160,000	1,465,932
Gain on sale of real estate, net	(8,657,401)	(574,276)	—
Amortization of deferred financing costs	1,477,823	753,097	515,318
Write-off of unamortized deferred financing costs	353,975	150,518	29,843
Equity in loss of unconsolidated affiliate	—	18,076	54,953
Minority interest	(285,369)	(256,246)	—
Equity-based compensation	596,890	327,164	261,518
Changes in assets and liabilities—
Accounts receivable	(271,519)	(357,055)	(9,686)
Deferred rent receivable	(1,185,858)	(2,155,256)	(729,718)
Prepaid expenses and other assets	(399,856)	(170,808)	121,501
Accounts payable and accrued expenses	634,543	1,679,614	1,402,037
Other accrued liabilities	441,076	2,675,343	2,495,717
Net cash flows provided by operating activities	8,579,288	11,869,797	10,650,918
Cash Flows from Investing Activities:
Acquisitions of real estate, net	—	(82,562,817)	(47,858,472)
Capital expenditures	(2,977,901)	(5,337,601)	(4,148,526)
Tenant improvements	(5,871,862)	(8,629,344)	(3,322,017)
Leasing commissions	(2,627,427)	(1,956,139)	(688,809)
Proceeds from sale, net of closing costs	48,159,125	4,049,229	—
Cash paid to complete deed-in-lieu transaction	(114,600)	—	—
Legal settlement proceeds	450,000	—	—
Other, net	—	(16,929)	(44,769)
Net cash flows provided by /(used in) investing activities	37,017,335	(94,453,601)	(56,062,593)
Cash Flows from Financing Activities:
Additions to mortgage loans and lines of credit	9,203,232	119,514,225	110,899,725
Payments of mortgage loans, lines of credit and notes payable	(54,420,190)	(63,677,529)	(88,985,672)
Payment of deferred financing costs	(329,745)	(674,194)	(1,602,297)
Net proceeds from common stock offering	—	39,895,429	33,267,453
Net proceeds from exercising of options and warrants	7,501	581,249	1,588,273
Net change in escrow deposits	2,146,413	(1,948,225)	(3,442,908)
Dividends paid	(3,075,074)	(10,725,076)	(7,153,880)
Net cash flows provided by/(used in) financing activities	(46,467,863)	82,965,879	44,570,694
Net Change in Cash and Cash Equivalents	(871,240)	382,075	(840,981)
Cash and cash equivalents, beginning of year	1,859,660	1,477,585	2,318,566
Cash and cash equivalents, end of year	$988,420	$1,859,660	$1,477,585
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$14,949,284	$10,782,906	$6,841,482
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Mortgage loans assumed	$—	$20,395,685	$31,380,000
Basis of real estate involved in deed-in-lieu transaction	$5,160,022	$—	$—
Debt extinguishment as part of deed-in-lieu transaction	$5,565,859	$—	$—
Note receivable related to disposition	$364,170	$—	$—

See accompanying notes to consolidated financial statements.

AMERIVEST PROPERTIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1—ORGANIZATION

We were incorporated in the State of Maryland in 1999. We are a REIT investing in, operating and leasing commercial office buildings primarily to small and medium size tenants. At December 31, 2005, we owned and operated the following properties:

Property	Location
Arrowhead Fountains	Peoria, AZ
Camelback Lakes	Phoenix, Arizona
Centerra	Denver, CO
Financial Plaza(1)	Mesa, AZ
Greenhill Park	Addison, TX
Hackberry View	Irving, Texas
Hampton Court	Dallas, TX
Kellogg Building	Littleton, CO
Keystone Office Park(1)	Indianapolis, IN
Parkway Centre II	Plano, TX
Parkway Centre III	Plano, TX
Scottsdale Norte	Scottsdale, AZ
Sheridan Center	Denver, CO
Southwest Gas Building	Phoenix, AZ

(1)          These properties were sold in January 2006.

On February 9, 2006, we announced that our Board of Directors approved a plan of liquidation for the Company. The Plan is subject to approval by the Company’s stockholders holding a majority of the Company’s outstanding shares of common stock. The Company expects to present the Plan for approval as soon as reasonably practicable, which could be at the Company’s 2006 annual meeting. Under the Plan, the Company intends to sell its assets on an orderly basis, to pay or provide for its liabilities, and to distribute its remaining cash to its stockholders. The Company currently estimates that liquidating distributions will be paid over a period of between 6 months and 24 months and that the stockholders could receive between $4.20 and $4.80 per share in total distributions over the liquidation period. This estimated distribution range is based on numerous assumptions, notably including the estimated sale prices of assets for which no definitive sale agreements or letters of intent are in place. Although the Company’s management believes its assumptions are reasonable, the assumptions may prove to be inaccurate and the ultimate amount of liquidating distributions to stockholders may be reduced or delayed.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounts of AmeriVest and our controlled subsidiaries are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. At December 31, 2005, we did not have any investments in joint ventures. Prior to the disposition of our joint venture on September 30, 2005, we consolidated the property under FASB Interpretation 46, “Consolidation of Variable Interest Entities, Revised” (FIN 46R), as we were deemed to be the primary beneficiary of the joint venture. Prior to the adoption of FIN46R, we used the equity method of accounting as we did not have the majority economic interest in the joint venture. Certain prior period balances have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of those revisions are reflected in the period they are determined necessary.

Investment in Real Estate

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“Statement 141”), we allocate the purchase price of real estate to land, building, tenant improvements and, if determined to be material, intangibles, such as the value of above, below and at-market leases, origination costs associated with the in-place leases, and the value of tenant relationships, if any. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).

In accordance with Statement 141 and its applicability to acquired in-place leases, we perform (or engage a third party to perform) the following procedures for properties we acquire:

•       Estimate the value of the real estate “as if vacant” as of the acquisition date;

•       Allocate the value among land, building improvements, building and equipment to determine the associated asset life for each;

•       Compute the value of the difference between the “as if vacant” value and the purchase price, which will represent the total intangible assets;

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

Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property over the anticipated holding period is less than its historical net cost basis based on the probability of the potential property dispositions due to the announced Plan. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property as determined through third-party valuations, less the estimated cost to sell, is less than the carrying amount of the property measured at the time we have a commitment to sell the property which is not subject to any significant contingencies. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Investment in real estate is stated at the lower of cost or fair value. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Estimated Useful Lives
Land	Not depreciated
Buildings and improvements	20 to 40 years
Furniture, fixtures and equipment	5 to 7 years
Tenant improvements, tenant leasing commissions and other
intangible assets	Lesser of term of related lease or useful life of asset

Maintenance and repairs are expensed as incurred and improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation and/or amortization are removed from the accounts and the resulting gain or loss is reflected in operations in the period in which such sale or retirement occurs.

Other Intangible Assets

The intangible assets are amortized over the remaining life of the in-place leases which generally range from 24 to 57 months. For the years ended December 31, 2005, 2004 and 2003, the amortization expense related to the intangible assets was $6.0 million, $5.0 million and $1.7 million, respectively. The estimated amortization expense for the next five years is: $5.2 million in 2006, $3.9 million in 2007, $1.2 million in 2008, $3,700 in 2003 and $0 in 2010.

Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term, highly liquid investments. For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

Escrow Deposits

In accordance with the loan agreements for a majority of the Company’s loans, the lenders require the Company to maintain reserves for real estate taxes, property insurance, capital improvements and/or tenant improvements.

Allowance for Doubtful Accounts

The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for estimated losses resulting from the inability of tenants to make required payments under the term of the lease agreement. Management exercises judgment in establishing the allowance and considers payment history, personal guarantees and credit status in developing the estimate. The Company’s allowance for doubtful accounts included in accounts receivable at December 31, 2005 and 2004 was $387,000 and $254,000, respectively.

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

Fair Value

At December 31, 2005 and 2004, the fair value of cash and cash equivalents, escrow deposits, receivables and payables approximated their carrying value because of the short-term nature of these instruments. The estimated fair value of the Company’s other financial instruments were estimated by discounting the future cash flows of each instrument at current rates expected for similar debt instruments of comparable maturities and risk. Considerable judgment and a high degree of subjectively are involved in developing these estimates, and therefore, are not necessarily indicative of the actual amounts that would be realized upon disposition. The following table summarized these financial instruments:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Secured mortgage loans and notes payable	$127,673,784	$123,641,263	$182,845,387	$185,944,273
Unsecured line of credit	29,897,129	29,897,129	24,857,063	24,857,063
Secured mortgage loans—held for sale	28,232,661	28,195,449	28,883,941	29,381,090
Total debt	$185,803,574	$181,733,841	$236,586,391	$240,182,426

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

Concentrations of Credit Risk

The Company leases office space to commercial businesses in its target markets. The terms of the leases generally require basic rent payments at the beginning of each month. Credit risk associated with the lease agreements is limited to the amount of rents receivable from tenants less any related security deposits.

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

Discontinued Operations

For properties accounted for under SFAS No. 144, “Accounting for Impairment or Disposal of Ling-Lived Assets,” the results of operations for properties sold during the period or classified as held-for-sale at the end of the current period are required to be classified as discontinued operations. The property specific components included as discontinued operations include rental revenues, operating expenses, real estate taxes, interest expense, depreciation and amortization expense, and any related impairment and gain/loss on disposition.

The Company did not classify all properties as held-for-sale as of December 31, 2005 as the Plan, although approved by the Board, has not been ratified by the stockholders.

Sales of Properties

The Company accounts for the sale of properties under the full accrual method as specified by SFAS No. 66, “Accounting for Sales of Real Estate”. Gains or losses on sale are recognized only after closing takes place, title has transferred, an adequate down payment has been received by the Company and the collectibility of the receivable from the buyer, if applicable, is reasonably assured.

Equity-Based Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its equity-based compensation. Accordingly, the Company does not recognize compensation cost for options granted to employees whose exercise price is equal to or exceeds the fair value of the underlying stock as of the grant date and which qualify for fixed plan treatment. During 2005, the Company granted 12,000 restricted shares to employees and former employees of the Company. With respect to options granted prior to 2005 the Company did not recognize any compensation expense associated with option grants in the accompanying statement of operations, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Equity-based compensation issued to non-employees is accounted for based on the fair value of the equity instruments issued. The measurement date is considered to be the issuance date, or if there are performance vesting provisions, when earned.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company’s net loss and loss per share for the years ended December 31, 2005, 2004 and 2003 would have been changed to the pro forma amounts indicated below:

	2005	2004	2003
Net loss—as reported	$(10,698,313)	$(5,902,952)	$(1,980,420)
Plus: Recognized equity-based compensation	596,890	327,164	261,518
Total equity-based compensation expense based on fair value	(609,195)	(458,208)	(473,411)
Net loss—pro forma	$(10,710,618)	$(6,033,996)	$(2,192,313)
Loss per share (basic)—as reported	$(0.44)	$(0.26)	$(0.13)
Loss per share (diluted)—as reported	$(0.44)	$(0.26)	$(0.13)
Loss per share (basic)—pro forma	$(0.45)	$(0.27)	$(0.15)
Loss per share (diluted)—pro forma	$(0.45)	$(0.27)	$(0.15)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	0.0%	7.0%	7.9%
Volatility	11.9%	9.3%	27.0%
Discount rate	2.7%	2.7%	2.9%
Expected life (years)	1.5	2.2	4.6

Income Taxes

We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, as we believe we qualify as a REIT and have made all required distributions of our taxable income. See Note 13 for more information on income taxes.

Loss per Share

There are no adjustments necessary to the basic weighted average number of common shares outstanding to arrive at the diluted weighted average number of common shares outstanding as the Company recognized a net loss for the years ended December 31, 2005, 2004 and 2003 and the impact would be anti-dilutive.

New Accounting Principles

In December 2004, the Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after January 1, 2006. We do not believe that the adoption of SFAS 123R will have a material impact on our financial position, net earnings or cash flows.

In March 2005, the FASB issued Financial Interpretation No 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 resulted in FASB Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” to be applied to more situations than many entities had previously applied it in practice. FIN 47 requires entities to recognize liabilities for conditional asset retirement obligations if a reasonable estimate of fair value can be made. Based on the premise that no tangible asset lasts forever, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, a company should recognize an asset retirement liability for a conditional asset retirement obligation with the offset to the asset itself in the period in which the obligation is incurred if the fair value of the liability can be reasonably estimated. The impact of FIN 47 is most discernable to the company related to asbestos exposure at one of our real estate assets. FIN 47 became effective no later than the end of the fiscal years ending after December 15, 2005 and was adopted by the company for the year ended December 31, 2005. The adoption of FIN 47 did not have a material impact on our financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS No. 154), as part of an effort to conform to international accounting standards. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. This statement is effective as of the first fiscal year beginning after

December 15, 2005. We do not believe any voluntary changes in accounting principles, relating to the adoption of SFAS No. 154, would have a material effect on our financial position or results of operations.

NOTE 3—ACQUISITIONS, DISPOSITIONS and DEVELOPMENTS

2005 Transactions

On December 15, 2005, the Company sold AmeriVest Plaza at Inverness, its 120,171 square foot office property located in southeast Denver for approximately $15.5 million. The Company recognized a gain of approximately $199,000, subsequent to recording an impairment charge of $2.3 million. Net proceeds of $14.6 million were used to pay the first mortgage of $14.2 million, which had a fixed interest rate of 7.9% and a maturity date of January 10, 2006. The remaining $400,000 together with lender reserves released at the time of sale of $380,000 were paid on the Unsecured Credit Facility.

On December 12, 2005, the Company sold Chateau Plaza, a 171,294 square foot office property located in Dallas, Texas, for approximately $31.3 million. A gain of approximately $8.7 million was recorded in conjunction with the transaction. Net proceeds of $29 million were paid on the Secured Credit Facility. The transaction also affected a $1.8 million escrow release of the $3.1million collateral reserve held by the Secured Facility lenders. Of this amount, $1.6 million was paid on the Secured Credit Facility, paying all outstanding amounts in full; the remaining $200,000 was paid on the Unsecured Credit Facility.

On September 30, 2005, the Company sold its 20% joint venture interest in the Panorama Falls property in Englewood, Colorado to its joint venture partner. The Company was paid in full for the $4.4 million mortgage it held on the property and received a $364,170 promissory note with a six-month term. The Company recognized a net loss of approximately $117,000. Prior to the sale, the Company recorded an impairment charge of approximately $420,000. The net proceeds from the transaction were used to pay approximately $2.2 million on the Secured Credit Facility and $2.2 million on the Unsecured Credit Facility.

On March 3, 2005, the Company completed a Deed-In-Lieu Agreement to return our 13 non-core Texas State Buildings to the lender. The properties, consisting of 222,542 square feet, were leased primarily to various agencies of the State of Texas and are located in Temple, Clint, El Paso, Hempstead, Lubbock, Marshall, Columbus, Paris, Mission, Arlington, Bellville and Amarillo Texas. The buildings secured a loan in the amount of $5.6 million, bearing interest at 7.66% through August 1, 2028 and had a net book value of $5.2 million (excluding certain deposits maintained by the lender), subsequent to an impairment charge of $1.2 million recognized during the fourth quarter of 2004. The Company recognized a loss of approximately $92,000 on the disposition.

2004 Transactions

On November 12, 2004, the Company acquired the Hampton Court office building. Hampton Court is located in Dallas, Texas and contains approximately 108,200 square feet. The purchase price for Hampton Court was $16.3 million, which was funded with $8.4 million of cash and the assumption of a $7.9 million non-recourse five-year mortgage loan.

On October 25, 2004, the Company acquired the 5.2 acres of land underlying its Greenhill Park office property in Addison, Texas for $14.5 million in cash. The Greenhill Park building, purchased by the Company in December 2003, was subject to a ground lease with 80 years remaining on the term. See “2003 Transactions” below for a discussion of the purchase of the building.

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

2003 Transactions

On December 4, 2003, the Company acquired the Greenhill Park office building located in Addison, Texas. The purchase price for Greenhill Park was $10.5 million, which was paid with $5.3 million from the Secured Facility and the balance in cash from a portion of the proceeds from our 2003 public offering. See “2004 Transactions” above for a discussion of the purchase of the land.

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

NOTE 4—DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets”, the operating results of properties sold during the period or designated as held-for-sale and any related impairment and gain/loss on the disposition are included in discontinued operations for the years ended December 31, 2005, 2004 and 2003.

On September 1, 2005, the Company announced the intended sale of five properties:  Panorama Falls, AmeriVest Plaza at Inverness, Financial Plaza, Chateau Plaza and Keystone Office Park. During the twelve months ended December 31, 2005, the Company had completed the disposition of Panorama Falls, AmeriVest Plaza at Inverness and Chateau Plaza. The Company wrote-off unamortized deferred financing costs in connection with the dispositions of approximately $354,000, which are reflected in discontinued operations. In addition, the Company recognized a total impairment loss of $4.3 million in connection with the disposition of these properties. This $4.3 million impairment is comprised of approximately $420,000 for Panorama Falls, $2.3 million for AmeriVest Plaza at Inverness, and $1.6 million for Keystone. The Company recognized a loss of approximately $117,000 for Panorama Falls, which was sold in September 30, 2005, and a gain on AmeriVest Plaza at Inverness of approximately $199,000, when it was sold in December 2005. The remaining gain of $8.7 million recognized during the twelve months ended December 31, 2005 relates to Chateau Plaza, which was sold in December 2005. (see Note 14, Subsequent Events for additional information on the disposition activity).

On March 3, 2005, the Company completed a Deed-In-Lieu Agreement to return our 13 non-core Texas State Buildings to the lender. The Company wrote-off unamortized deferred financing costs in connection with the disposition of approximately $216,000, which are reflected in discontinued operations.  During the twelve months ended December 31, 2004, we recorded a $1.2 million impairment related to certain of the Texas State Buildings (the Company previously recognized impairments on two buildings—see below). Impairment charges recorded on the Texas State Building portfolio reduced the total net book value to the properties’ total estimated fair value of $5.2 million, excluding certain deposits maintained by the lender. The Company recognized a net loss of approximately $92,000 on the disposition. On March 16, 2004, the Company sold its Texas Bank Buildings.

During the twelve months ended December 31, 2003, the Company recorded impairment charges on two of the Texas State Buildings for an aggregate $1.5 million.

The following is a summary of the operating results of these properties included in discontinued operations:

	Years Ended December 31,
	2005	2004	2003
Rental revenue	$14,308,917	$17,294,308	$13,327,857
Property operating expenses—
Operating expenses	4,429,839	5,290,475	3,808,676
Real estate taxes	2,029,037	2,317,344	1,766,972
Interest expense	4,330,715	4,304,704	3,118,752
Depreciation and amortization expense	4,599,656	5,401,943	2,956,219
Impairment of real estate	4,320,826	1,160,000	1,465,932
	19,710,073	18,474,466	13,116,551
Minority interest	285,369	256,246	—
Share in results of affiliate	—	(18,076)	(54,953)
Gain on sale	8,657,401	574,276	—
Net earnings/(loss) from discontinued operations	$3,541,614	$(367,712)	$156,353

NOTE 5—MORTGAGE LOANS, NOTES PAYABLE, AND LINES OF CREDIT

The Company finances its properties with mortgage loans and other debt instruments available, such as lines of credit. See above under Note 3, “Acquisitions, Dispositions and Developments” for property specific financing activity. The following is a summary of the Company’s outstanding mortgage loans, notes payable and lines of credit, classified by category and interest type (fixed or variable) and in order of maturity, at December 31, 2005 and 2004:

			December 31, 2005		December 31, 2004
Lender	Mortgaged Property at December 31, 2005	Maturity Date	Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)
Fixed Rate
GEMSA	Hampton Court	11/1/2007	$7,900,000	5.48%	$7,900,000	5.48%
Greenwich Capital Financial Products	Parkway Centre II Centerra Southwest Gas Building	10/1/2008	37,306,859	5.13%	38,115,018	5.13%
Metropolitan Life Insurance Company	Parkway Centre III	9/10/2009	14,813,833	4.47%	15,154,645	4.47%
Southern Farm Bureau Life Insurance Company	Scottsdale Norte	4/1/2011	6,507,070	7.90%	6,568,596	7.90%
J.P. Morgan Chase	Hackberry View—1st	9/1/2012	11,287,282	6.57%	11,424,345	6.57%
J.P. Morgan Chase	Hackberry View—2nd(2)	9/1/2012	937,796	8.00%	967,654	8.00%
Teachers Insurance and Annuity Association of America	Sheridan Center Arrowhead Fountains Kellogg Building	1/1/2013	28,360,682	7.40%	28,852,678	7.40%
Allstate Life Insurance Company	Camelback—1st	9/5/2014	15,631,631	5.82%	15,928,449	5.82%
Allstate Life Insurance Company	Camelback—2nd	9/5/2014	4,884,884	5.82%	4,977,640	5.82%
Subtotal			127,630,037	5.98%	129,889,025	5.98%
Variable Rate
KeyBank National Association—Secured Credit Facility	Greenhill Park	n/a	—	—	17,500,000	4.96%
KeyBank National Association—Unsecured Credit Facility	Unsecured	4/1/2006 (3)	29,897,129	6.91%	24,857,063	5.63%
Subtotal			29,897,129	6.91%	42,357,063	5.35%
Disposed Of Properties
Teachers Insurance and Annuity Association of America	AmeriVest Plaza at Inverness	(4)	—	—	14,412,347	7.90%
KeyBank National Association—Secured Credit Facility	Chateau Plaza	(4)	—	—	15,400,000	4.96%
Transatlantic Capital Company, LLC(5)	Texas State Buildings	n/a	—	—	5,579,891	7.66%
Subtotal—disposed of properties			—	—	35,392,238	6.58%
Other Notes Payable
Lease Capital Corporation	Phone system	10/31/2007	43,747	11.11%	64,124	11.11%
Subtotal, excluding held for sale properties			157,570,913	6.16%	207,702,450	5.96%
Held-for-Sale Portfolio(6)
Allstate Life Insurance Company	Financial Plaza	10/5/2010	23,650,188	5.25%	24,173,324	5.25%
Security Life of Denver Insurance Company	Keystone Office Park—1st	5/1/2022	4,119,506	8.00%	4,236,333	8.00%
Security Life of Denver Insurance Company	Keystone Office Park—2nd	5/1/2022	462,967	8.63%	474,284	8.63%
Subtotal, held-for-sale properties			28,232,661	5.71%	28,883,941	5.71%
Total			$185,803,574	6.09%	$236,586,391	5.92%

(1)              Interest only, does not include amortization of deferred financing costs or any fees.

(2)              The amount recorded reflects a net present value calculation based on a fair market value rate of 8%. The actual loan balance assumed was $697,847 at an interest rate of 15%.

(3)              The Unsecured Facility was paid off in January 2006.

(4)              The Company sold this property in December 2005.

(5)              On March 2, 2005, the Company completed a Deed-in-Lieu Agreement to return these properties to the lender.

(6)              The Company sold this property in January 2006.

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

Lines of Credit

In February 2003, the Company obtained a $5.1 million short-term loan from Fleet that was used for the acquisition of the Southwest Gas Building. In August 2003, the Company refinanced this loan with a $15.0 million unsecured revolving line of credit from Fleet, which was increased to $30.0 million in December 2003. In October 2004, KeyBank assumed the Company’s unsecured facility from Fleet (Unsecured Credit Facility). The amended facility had an interest rate of LIBOR plus 350 basis points or the Prime rate plus 275 basis points, whichever was greater. The Company paid a one-time commitment fee in October 2004 of $800,000. The fee was capitalized and is being amortized into interest expense over the life of the loan agreement. In addition, in October 2004 the Company recognized $151,000 of expense related to the write-off of loan costs associated with the previous unsecured facility with Fleet. During 2005, the Company paid approximately $310,000 in capitalized loan costs for amendments to the Secured and Unsecured Credit Facilities. At December 31, 2005, the Company had unamortized loan costs related to the Unsecured Credit Facility of approximately $111,000. The Unsecured Facility had an outstanding balance of $29.9 million at December 31, 2005.

Certain of its mortgage lenders require the Company to comply with certain debt covenants as described in the specific loan documents, including the loan-to-value ratio, the interest coverage ratio, the fixed charge coverage ratio and the dividend payout ratio. The Secured Credit Facility was paid off with disposition proceeds from Chateau Plaza, which closed on December 12, 2005. Dispositions proceeds from Chateau Plaza, AmeriVest Plaza at Inverness, Financial Plaza and Keystone Office Park were used to pay off the Unsecured Credit Facility, which was paid in full on January 24, 2006. Due to the timing of the pay-offs of the Unsecured and Secured Credit Facilities, KeyBank did not require the Company to submit debt compliance certification at December 31, 2005.

Other Information

The following table details the scheduled maturities of debt outstanding at December 31, 2005:

	Including Held-for-Sale Properties	Excluding Held-for-Sale Properties
2006(1)	$32,980,663	$32,288,530
2007	11,167,322	10,433,756
2008	38,057,507	37,279,931
2009	15,982,950	15,158,612
2010	22,992,739	1,537,734
Thereafter	64,622,393	60,872,350
Total	$185,803,574	$157,570,913

(1)          See Note 14, “Subsequent Events”, for debt repayments.

The change in debt, including assets held for sale, during 2005 and 2004 consisted of the following:

	2005	2004
Balance at January 1	$236,586,391	$159,533,710
Additions	9,203,232	140,730,210
Repayments	(56,867,678)	(61,268,264)
Scheduled principal payments	(3,118,371)	(2,409,265)
Balance at December 31	$185,803,574	$236,586,391

Certain of its mortgage lenders require the Company to escrow funds to be used for the payment of future real estate taxes, property insurance, tenant improvements, leasing commissions and other capital expenditures. At December 31, 2005 and 2004, these amounts totaled $4.9 million and $7.2 million, respectively, and are classified as escrow deposits on the accompanying consolidated balance sheets (excludes held-for-sale properties).

NOTE 6—STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize us to issue 75,000,000 shares of capital stock with a par value of $0.001 per share. Our Articles of Incorporation allow us to issue shares of common stock or preferred stock, as the Board may create and authorize from time to time. The Board may classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion rights, voting powers, restrictions, limitations as to distributions, qualifications of terms or conditions of redemption.

Dividend Reinvestment and Share Purchase Plan

Our Dividend Reinvestment was designed and implemented to increase ownership in the Company by private investors. Under the plan, stockholders have the ability to automatically reinvest their cash dividends to purchase additional shares of common stock.

Ownership Restrictions and Significant Stockholders

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

Common stock owned by a person or group of persons in excess of the 9.9% limit are subject to redemption. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that our eligibility to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification as a REIT is advantageous to stockholders.

Distributions

Distributions were declared and paid quarterly to holders of shares of common stock as of the record dates of each declaration. For the years ended December 31, 2005, 2004 and 2003, the per share distributions were $0.00, $0.52 and $0.52, respectively.

Stock Offerings

During March 2004, the Company completed an offering of 6,325,000 shares of common stock, including 825,000 shares to cover over-allotments, at a price of $6.75 per share. The Company received approximately $39.9 million, net of underwriting commissions and expenses. The proceeds were used to repay the outstanding balance on the Unsecured Credit Facility and a portion of the outstanding balance on the Secured Credit Facility.

NOTE 7—FUTURE MINIMUM RENTS

The following table summarizes future minimum base rent to be received under non-cancelable tenant leases for the Company’s commercial properties expiring each year, at December 31, 2005 (excludes Financial Plaza and Keystone Office Park, which were sold in January 2006. See “Note 14, Subsequent Events”.):

2006	$29,104,000
2007	24,405,000
2008	19,618,000
2009	13,660,000
2010	7,399,000
Total	$94,186,000

Some leases also provide for additional rent based on increases in operating expenses. These increases are generally payable annually in the succeeding year. The table above does not include any expense recoveries.

For the years ended December 31, 2005 and 2004, there were no tenants who accounted for greater than 10% of revenues.

NOTE 8—IMPAIRMENT OF INVESTMENT IN REAL ESTATE

In aggregate, the Company recorded a $9.2 million impairment during the twelve months ended December 31, 2005, of which approximately $6.5 million was recognized during the fourth quarter. Approximately $2.7 million of this impairment was for properties that were sold during 2005 and $1.6 million was for a property that was deemed as held-for-sale at December 31, 2005. These impairment losses are included in discontinued operations. The remaining $4.9 million of impairment was for Sheridan Center, a property whose expected undiscounted cash flows did not support the previously recorded basis in the long-lived asset based on a probability-weighted analysis utilized as a result of the Company’s announced Plan. The impairment charges recorded reduced the total net book value to the properties’ estimated fair value.

The $1.2 million impairment recorded during the twelve months ended December 31, 2004 relates to certain of the Texas State Buildings. The Company had previously recorded a $1.5 million impairment charge to the remaining two assets in Clint and Paris, Texas in 2003. These impairment losses are included in discontinued operations.

NOTE 9—EQUITY-BASED COMPENSATION

The Company provides for grants of incentive and non-qualified stock options, stock appreciation rights, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units to certain employees and officers of the Company.

Restricted stock awards are granted at the market price on the date of grant and generally vest over a five year period. The Company recognizes the value of restricted stock as compensation expense based on the Company’s closing stock price on the AMEX on the date of grant on a straight-line basis over the vesting period. The Company issued 12,000, 0 and 116,000 units of restricted stock during 2005, 2004 and 2003, respectively. The Company recognized $596,890, $327,164 and $261,518 of compensation expense in 2005, 2004 and 2003, respectively, for the portion of these shares that vested during each year. As of December 31, 2005, there were 6,000 unvested restricted shares outstanding.

Stock options are granted at an exercise price equal to 100% of the market price of the Company’s stock on the date of grant, generally vest pro-rata over three to five years and expire 10 years from the date of grant. As of December 31, 2005 there were 98,000 options outstanding.

401(k) Plan

In 2002, the Company established a 401(k) plan and a nonqualified savings plan, both of which became effective on January 1, 2002. Through January 2006, the 401(k) plan provided for matching employer contributions of fifty cents for every dollar contributed by the employee, up to 6% of the employees’ annual contribution. Effective February 1, 2006, the Company no longer matches any contributions. Contributions by employees to the 401(k) plan are subject to federal limitations of $14,000 during 2005. Through December 31, 2005, the matching employer contributions were made in common shares, which vest between years of service at 20% per year. In January 2006, the matching contribution was made in cash with the same vesting schedule.

Deferred Compensation Plan

In September 2004, the Board of Directors approved a deferred compensation plan, whereby Directors and designated executives of the Company may defer all of a portion of the cash compensation and/or grants of common stock. If a participant elects to have their fees deferred, the fees accrue in the form of phantom shares equal to the number of AmeriVest common shares that could have been purchased on the date the fee was credited. Dividends are calculated on the phantom shares and additional phantom shares are credited, if applicable. Payment of the deferred compensation account may only be made after either the individual has been terminated, or there has been a change in control of the Company. Payment will be made in a single lump sum payment in shares of the Company’s stock in an amount equal to the number of phantom shares in the individual’s account, less an applicable tax or other withholding. At December 31, 2005, 1,900 shares of common stock had been deferred under the Deferred Compensation Plan.

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

During 2005, 2004 and 2003, the Company issued a total of 26,156 shares, 14,182 shares and 8,250 shares of bonus stock to directors and employees under the LTIP, respectively.

During 2003, 58,000 shares of restricted common stock were granted to each of William T. Atkins, the former Chief Executive Officer and Chairman, and Charles K. Knight, the current Chief Executive Officer, under the LTIP. At December 31, 2005, all of the restricted shares had been issued.

1995 and 1998 Stock Option Plans

Pursuant to the Company’s 1995 and 1998 Stock Option Plans (collectively, the 95-98 Option Plans), we may grant options to purchase an aggregate of 330,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to the success of our Company. The options granted pursuant to the 95-98 Option Plans may be incentive options qualifying for beneficial tax treatment for the recipient, non-qualified options or non-qualified, non-discretionary options. Until 2004, directors who are not employees of the Company (Outside Directors) automatically receive options to purchase 12,000 shares pursuant to the 95-98 Option Plans at the time of their election. None of these options were exercisable at the time of grant. One-third of these options become exercisable on December 30th of each of the first three years immediately following the date of grant. The exercise price for options granted to Outside Directors was the fair market value of the common stock on the date of grant, and all options granted to Outside Directors expire five years from the date of grant. Until 2004, on the date that all of an Outside Director’s options become exercisable, options to purchase an additional 12,000 shares, none of which are exercisable at that time, were granted to that Outside Director.

The status of outstanding options granted pursuant to the Company’s Option Plans was as follows:

			Weighted-
	Number of	Number of	Average	Weighted-	Range of
	Options	Options	Exercise	Average	Exercise
	Outstanding	Exercisable	Price	Fair Value	Prices
December 31, 2002	158,000	112,000	$5.04		$3.97-6.22
Granted at fair value	83,000		$6.60	$0.69	$6.16-710
Exercised	(33,247)		$4.90		$3.97-6.16
December 31, 2003	207,753	147,753	$5.24		$4.13-7.10
Granted at fair value	12,000		$6.96	$0.74	$6.96
Exercised	(92,753)		$5.14		$4.75-6.16
December 31, 2004	127,000	83,000	$6.20		$4.13-7.10
Forfeited	(29,000)		$5.71		$4.13-7.10
December 31, 2005	98,000	86,000	$6.34		$4.75-7.10

The weighted average remaining contractual life of options outstanding at December 31, 2004 was approximately 2 years.

At December 31, 2005 and 2004, there were no options available for grant pursuant to the 95-98 Option Plans. At December 31, 2003 options to purchase 12,000 shares were available for grant pursuant to the 95-98 Option Plans.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Ground Lease

On October 25, 2004, the Company acquired the 5.2 acres of land underlying its Greenhill Park office property in Addison, Texas for $14.5 million in cash drawn from the Company’s line of credit. The Greenhill Park building, purchased by the Company in December 2003, was subject to a ground lease with 80 years remaining on the term. The lease required the Company to make monthly rental payments based on the value of the land that was re-established every ten years. During 2004, the Company incurred $470,000 in ground lease expense prior to the acquisition, which is included in “Operating expenses” on the Consolidated Statement of Operations.

Legal Claims

We and our subsidiaries are not presently subject to any material litigation nor, to our knowledge, has any material litigation been threatened. We are a party to routine litigation and administrative proceedings arising in the ordinary course of business, most of which are expected to be covered by liability insurance and none of which, individually or in the aggregate, are expected to have a material effect on us.

NOTE 11—SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data for 2005 and 2004 is summarized below.

	(Unaudited)
	Three Months Ended
	March 31	June 30	September 30	December 31
2005:
Rental revenues	$8,722,072	$8,621,527	$8,609,254	$8,916,751
Total operating expenses	10,808,614	11,329,989	10,723,508	16,361,515
Loss from continuing operations(1)	(2,086,542)	(2,708,462)	(2,114,254)	(7,444,764)
Total other income	10,739	7,265	24,525	71,566
Loss before discontinued operations	(2,075,803)	(2,701,197)	(2,089,729)	(7,373,198)
Discontinued operations	(508,217)	(389,628)	(3,340,714)	7,780,173
Net earnings/(loss)	$(2,584,020)	$(3,090,825)	$(5,430,443)	$406,975
Net earnings/(loss) per share—basic and diluted(2)	$(0.11)	$(0.13)	$(0.23)	$0.02
2004:
Rental revenues	$5,515,665	$7,095,527	$7,106,977	$8,334,751
Total operating expenses	6,798,435	7,874,740	8,716,289	10,285,712
Loss from continuing operations	(1,282,770)	(779,213)	(1,609,312)	(1,950,961)
Total other income	15,363	10,893	29,139	31,621
Loss before discontinued operations	(1,267,407)	(768,320)	(1,580,173)	(1,919,340)
Discontinued operations	892,396	220,732	278,279	(1,759,119)
Net loss	$(375,011)	$(547,588)	$(1,301,894)	$(3,678,459)
Net loss per share—basic and diluted(2)	$(0.02)	$(0.02)	$(0.05)	$(0.15)

(1)          Includes a $4.9 million impairment recorded during the quarter ended December 31, 2005.

(2)          The sum of the quarterly net earnings/(loss) loss per share may not equal the full year results due to rounding.

NOTE 12—INCOME TAXES

Effective January 1, 1996, the Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the Code), as amended. As a REIT, the Company generally would not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. As of December 31, 2005, the Company has satisfied the requirements as defined in the Code.

Certain of the Company’s subsidiaries are subject to certain state excise and franchise taxes. The provision for such state taxes has been reflected in general and administrative expense in the accompanying consolidated statements of operations and has not been separately stated due to its insignificance.

The following is a reconciliation of GAAP net loss to taxable income for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
	(estimated)
GAAP net loss	$(10,698,313)	$(5,902,952)	$(1,980,420)
Book to tax differences:
Depreciation and amortization	10,326,706	6,393,469	3,019,724
Gains and losses from capital transactions	(8,450,421)	100,763	—
Straight-line rent adjustment	(1,218,803)	(1,995,704)	(729,718)
Asset impairment	9,209,908	1,160,000	1,465,932
Compensation expense	—	(149,347)	(436,641)
Other, net	212,818	495,749	79,733
Total book to tax differences	9,467,607	6,004,930	3,399,030
Adjusted taxable income/(loss) subject to distribution requirement	$(618,105)	$101,978	$1,418,610

The following table summarizes the taxability of our dividends for the past three years:

	2005	2004	2003
Ordinary income	N/A	12%	36%
Return of capital	N/A	88%	64%
	N/A	100%	100%

NOTE 13—RELATED PARTY TRANSACTIONS

Consulting Agreement

From January 1, 2004 through July 22, 2005, Alexander S. Hewitt, Director and Vice Chairman, served as a consultant to the Company. His services included consulting with and advising officers of the Company on product development, property design and quality control, and providing assistance in maintaining relationships with stockholders, potential investors, financial advisors, customers and suppliers of the Company. The services as a consultant were coordinated with and accomplished in conjunction with the officers of the Company. Mr. Hewitt received $36,000 per year plus certain health insurance benefits for his services.

NOTE 14—SUBSEQUENT EVENTS

On January 23, 2006, the Company completed a loan agreement with its primary bank group which amends its unsecured revolving credit agreement and reinstates a revolving credit facility of up to $10 million to be used for working capital and other limited corporate purposes. The revolver is secured by the Company’s Greenhill Park property and matures December 28, 2006. The amendment also modifies certain covenant requirements and collateral provisions and requires the Company to extend the employment agreement with its Chief Executive Officer through the maturity of the loan. There were no borrowings outstanding in this facility on March 15, 2006.

On January 23, 2006, the Company sold Financial Plaza for $55.0 million to a publicly traded REIT, recording an estimated net gain on the sale of approximately $16 million in the first quarter of 2006. The net cash proceeds of approximately $30 million were used to repay indebtedness under the Company’s unsecured credit facility.

On January 24, 2006, the Company sold Keystone Office Park for approximately $9.4 million to a foreign institutional investor. Subsequent to recording an impairment of $1.6 million during 2005, the Company recognized a gain of approximately $250,000. Of the $8.6 million in net proceeds received from the sale, the Company used approximately $4.6 million to pay the outstanding mortgage balances and approximately $300,000 to repay the remaining balance due on the Company’s Unsecured Credit Facility leaving the Company with approximately $3.7 million in cash.

On January 25, 2006, the Company entered into an asset purchase agreement with William Atkins, Chairman of the Board, in which we agreed to sell to Mr. Atkins the key man life insurance policy maintained by the Company on behalf of Mr. Atkins during his tenure as Chief Executive Office. The purchase price of $324,893 was equal to the current cash value of the policy.

On February 9, 2006, we announced that our Board of Directors approved a plan of liquidation for the Company. The Plan is subject to approval by the Company’s stockholders holding a majority of the Company’s outstanding shares of common stock. The Company expects to present the Plan for approval as soon as reasonably practicable, which could be at the Company’s 2006 annual meeting. Under the Plan, the Company intends to sell its assets on an orderly basis, to pay or provide for its liabilities, and to distribute its remaining cash to its stockholders. The Company currently estimates that liquidating distributions will be paid over a period of between 6 months and 24 months and that the stockholders could receive between $4.20 and $4.80 per share in total distributions over the liquidation period. This estimated distribution range is based on numerous assumptions, notably including the estimated sale prices of assets for which no definitive sale agreements or letters of intent are in place. Although the Company’s management believes its assumptions are reasonable, the assumptions may prove to be inaccurate and the ultimate amount of liquidating distributions to stockholders may be reduced or delayed.

On February 9, 2006, we engaged Trammell Crow to assist us in selling all of our properties.  Under the terms of an exclusive brokerage agreement with Trammell Crow, Trammell Crow Services Inc. will receive a fee of between 0.60% and 0.75% on the sales price of each of our properties when they are sold, together with reimbursement of third-party marketing costs of up to $60,000 in the aggregate.  If the agreement is terminated prior to the commencement of marketing efforts, we will be required to pay Trammell Crow a break-up fee of $144,000.  Additionally, if the agreement with Trammell Crow Services Inc. is terminated prior to sale of any of our properties, we must pay a fee to Trammell Crow of $35,000 per property that we withdraw from the marketing process.

On February 13, 2006, we entered into an amendment to the our engagement letter with Bear Stearns, pursuant to which Bear Stearns had been advising our Company with respect to strategic alternatives.  This amendment clarifies that a liquidation transaction, whether by the sale of one or all of our properties, does fall into the category of transactions under which Bear Stearns would be entitled to a 0.85% fee on the consideration received by our company in a property sale.  Pursuant to the amendment, we paid Bear Stearns a one time fee of $150,000 upon execution of the amendment and have agreed to pay Bear Stearns a fee of 0.15% of the amount of any our properties that are sold to specific parties identified in the amendment.  The $150,000 fee was accrued at December 31, 2005 and is included in “Strategic alternative expenses” on the Consolidated Statement of Operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AmeriVest Properties Inc.:

Under date of March 16, 2006, we reported on the consolidated balance sheets of AmeriVest Properties Inc. and subsidiaries as of December31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation (Schedule III).  Schedule III is the responsibility of the AmeriVest Properties Inc. and subsidiaries management.  Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

On February 9, 2006, AmeriVest Properties Inc. and subsidiaries announced that the board of directors approved a plan of liquidation.  Such plan is subject to approval by AmeriVest Properties Inc. and subsidiaries’ stockholders.

KPMG LLP

Denver, Colorado
March 16, 2006

AmeriVest Properties Incorporated
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2005

			Initial Cost to AmeriVest		Costs Capitalized	Gross Amount at Which Carried at Year End
Properties	Market	Encumbrances	Land	Buildings and Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Totals	Accumulated Depreciation	Construction Year	Year Acquired
Arrowhead Fountains	Peoria, AZ	9,262,580	2,558,926	10,235,703	1,682,031	2,558,926	11,917,734	14,476,660	$1,878,822	1998	2001
Camelback Lakes	Phoenix, AZ	20,516,515	5,865,000	26,135,486	1,461,114	5,866,953	27,594,647	33,461,600	2,873,212	1982	2004
Centerra	Denver, CO	12,053,846	776,400	17,720,141	5,204,617	776,400	22,924,758	23,701,158	2,466,379	1982	2002
Financial Plaza(1)	Mesa, AZ	23,650,188	2,920,000	36,115,300	4,884,739	2,920,000	41,000,039	43,920,039	5,864,813	1986	2003
Greenhill Park(2)	Addison, TX	—	14,537,390	10,500,370	3,280,992	14,593,016	13,725,168	28,318,184	1,227,308	1986	2003
Hackberry View of Las Colinas	Irving, TX	12,225,078	1,848,666	15,113,028	488,145	1,848,666	15,601,173	17,449,839	1,559,586	2000	2004
Hampton Court	Dallas, TX	7,900,000	2,785,000	13,512,567	350,212	2,785,059	13,862,720	16,647,779	944,410	1985	2004
Kellogg Building	Littleton, CO	9,453,561	2,717,161	10,845,749	3,573,874	2,717,161	14,419,623	17,136,784	1,972,402	1983	2001
Keystone Office Park(1)(3)	Indianapolis, IN	4,582,473	2,151,093	6,130,747	2,505,812	2,151,093	8,636,559	10,787,652	1,912,218	1984 - 1986	1999
Parkway Centre II	Plano, TX	10,714,530	3,966,220	18,147,961	1,200,354	3,966,220	19,348,315	23,314,535	1,915,995	1999	2002
Parkway Centre III	Plano, TX	14,813,833	3,350,000	20,083,209	1,024,761	3,350,000	21,107,970	24,457,970	2,126,531	2001	2004
Scottsdale Norte	Scottsdale, AZ	6,507,070	3,800,000	8,499,226	(267,105)	3,800,000	8,232,121	12,032,121	752,866	1998	2003
Sheridan Center(4)	Denver, CO	9,644,541	3,464,362	6,728,022	6,440,823	3,432,377	13,200,830	16,633,207	4,633,208	1966 - 1977	2000
Southwest Gas Building	Phoenix, AZ	14,538,483	2,350,000	14,689,577	2,016,033	2,364,987	16,690,623	19,055,610	1,767,412	1988	2003
Other		43,747	—	—	—	—	207,511	207,511	102,319
Total		$ 155,906,445	$ 53,090,218	$ 214,457,086	$ 33,846,402	$ 53,130,858	$ 248,469,791	$ 301,600,649	$ 31,997,481

(1)              Property was sold in January 2006 and is deemed as held-for-sale at December 31, 2005.

(2)              Property was subject to a ground lease at acquisition in 2003. The Company purchased the land for $14.5 million in October 2004.

(3)              The Company recognized a $1.6 million impairment during the twelve months ended December 31, 2005.

(4)              The Company recognized a $4.9 million impairment during the twelve months ended December 31, 2005.

S-1

AmeriVest Properties Incorporated
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2005

Operating Real Estate and Accumulated Depreciation

The following is a reconciliation of the carrying amount and related accumulated depreciation of AmeriVest’s investment in real estate, at cost (in thousands):

	Year Ended December 31,
Real Estate:	2005	2004	2003
Balance at January 1(1)	$357,197	$236,701	$151,371
Additions:
Acquisitions	—	103,287	78,820
Additions to and improvements of real estate	11,474	15,404	8,578
Consolidation of Panorama Falls JV	—	7,692	—
Deductions:
Dispositions	(54,009)	(3,867)	—
Impairments	(9,210)	(1,160)	(1,466)
Write-offs of fully depreciated assets	(3,851)	(860)	(602)
Balance at December 31,	$301,601	$357,197	$236,701

Accumulated Depreciation:
Balance at January 1(1)	$26,383	$12,806	$6,384
Depreciation expense	17,363	14,415	7,024
Accumulated deprecation on real estate dispositions	(7,714)	(700)	—
Write-offs of fully depreciated assets	(3,851)	(860)	(602)
Other	(184)	—	—
Consolidation of Panorama Falls JV	—	722	—
Balance at December 31	$31,997	$26,383	$12,806

(1)          Includes assets held for sale.

S-2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIVEST PROPERTIES INC.
By:	/s/ CHARLES K. KNIGHT
Charles K. Knight, Chief Executive Officer

Date: March 16, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHARLES K. KNIGHT	Chief Executive Officer and Director	March 16, 2006
Charles K. Knight
/s/ KATHRYN L. HALE	Chief Financial Officer (Principal Financial Officer	March 16, 2006
Kathryn L. Hale	and Principal Accounting Officer) and Secretary
/s/ WILLIAM T. ATKINS	Chairman of the Board	March 16, 2006
William T. Atkins
/s/ PATRICE DERRINGTON	Director	March 16, 2006
Patrice Derrington
/s/ HARRY P. GELLES	Director	March 16, 2006
Harry P. Gelles
/s/ ALEXANDER S. HEWITT	Director	March 16, 2006
Alexander S. Hewitt
/s/ ROBERT W. HOLMAN, JR.	Director	March 16, 2006
Robert W. Holman, Jr.
/s/ JOHN A. LABATE	Director	March 16, 2006
John A. Labate
/s/ JERRY J. TEPPER	Director	March 16, 2006
Jerry J. Tepper

EXHIBIT INDEX

Number		Description
2

Form of Agreement and Plan of Merger of AmeriVest and AMVP Inc. (to reincorporate in Maryland). Incorporated by reference to Exhibit A of AmeriVest’s Definitive Proxy Statement concerning AmeriVest’s June 29, 1999 Annual Meeting of Stockholders filed with the SEC on May 27, 1999.

3.	1.A

Articles of Amendment and Restatement of Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of AmeriVest’s Registration Statement on Form SB-2/A filed with the SEC on May 29, 2003 (Registration No. 333-105183).

3.	1.B

Articles of Amendment to the Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1B of AmeriVest’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

3.	2.A

Amended and Restated Bylaws as amended and restated as of April 16, 2002. Incorporated by reference to Exhibit 3.2 of AmeriVest’s Registration Statement on Form SB-2 filed with the SEC on April 19, 2003 (Registration No. 333-86676).

3.	2.B

First Amendment to Amended and Restated Bylaws dated May 20, 2003. Incorporated by reference to Exhibit 3.2B of AmeriVest’s Registration Statement on Form SB-2/A filed with the SEC on May 29, 2003 (Registration No. 333-105183).

3.	3.B	Second Amendment to Amended and Restated Bylaws dated September 10, 2004. Incorporated by reference to Exhibit 99.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on September 15, 2004.
4.	1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1(a) of AmeriVest’s Registration Statement on Form SB-2 filed with the SEC on June 21, 1996 (Registration No. 333-5114-D).
10.	1.A	1995 Stock Option Plan. Incorporated by reference to Exhibit 10.9 of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the SEC on March 30, 1998.
10.	1.B	1998 Stock Option Plan. Incorporated by reference to AmeriVest’s Definitive Proxy Statement concerning AmeriVest’s May 21, 1998 Annual Meeting of Stockholders filed with the SEC on March 30, 1998.
10.	1.C

AmeriVest Properties Inc. 2003 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.22 of AmeriVest’s Registration Statement on Form SB-2/A filed with the SEC on May 29, 2003 (Registration No. 333-105183).

10.	2	Dividend Reinvestment Plan. Incorporated by reference to AmeriVest’s Registration Statement on Form S-3 filed with the SEC on August 21, 2000 (Registration No. 333-44210).
10.	3

AmeriVest Properties Inc. Deferred Compensation Plan for Directors and Executives, effective September 14, 2004. Incorporated by reference to Exhibit 10.17 of AmeriVest’s Annual Report on Form 10-K filed with the SEC on March 16, 2005.

10.	4.A

Revolving Credit Agreement among AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated November 12, 2002. Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 30, 2002.

10.	4.B

Revolving Credit Note by AmeriVest Properties Inc. to Fleet National Bank, as agent, dated November 12, 2002. Incorporated by reference to Exhibit 10.2 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 30, 2002.

10.	4.C

First Amendment to Revolving Credit Agreement between AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated February 6, 2003. Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on February 21, 2003.

10.	4.D

Second Amendment to Revolving Credit Agreement between AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated March 16, 2004. Incorporated by reference to Exhibit 10.1 of AmeriVest’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004.

10.	4.E

Third Amendment to Revolving Credit Agreement between AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated March 15, 2005. Incorporated by reference to Exhibit 10.12F of AmeriVest’s Annual Report on Form 10-K filed with the SEC on March 16, 2005.

10.	4.F

Fourth Amendment to Revolving Credit Agreement between AmeriVest Properties Inc., AmeriVest Chateau Inc., AmeriVest Greenhill Inc., and KeyBank National Association, U.S. Bank National Association, and KeyBank National Association, as administrative agent, and the lenders party thereto, dated June 6, 2005. Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on June 8, 2005.

10.	4.G

Letter Agreement regarding AmeriVest’s Secured Revolving Loan between AmeriVest and KeyBank National Association, dated August 31, 2005. Incorporated by reference to Exhibit 99.5 of AmeriVest’s Current Report on Form 8-K filed with the SEC on September 6, 2005.

10.	4.H

Fifth Amendment to Revolving Credit Agreement between AmeriVest Properties Inc., AmeriVest Chateau Inc., AmeriVest Greenhill Inc., and KeyBank National Association, as agent, and the lenders party thereto, dated September 14, 2005. Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on September 19, 2005.

10.	4.I

First Amended and Restated Collateral Account Agreement between AmeriVest Chateau Inc., AmeriVest Greenhill Inc., and KeyBank National Association, dated September 14, 2005. Incorporated by reference to Exhibit 10.3 of AmeriVest’s Current Report on Form 8-K filed with the SEC on September 19, 2005.

10.	4.J

Letter from AmeriVest to KeyBank National Association, dated September 14, 2005. Incorporated by reference to Exhibit 10.5 of AmeriVest’s Current Report on Form 8-K filed with the SEC on September 19, 2005.

10.	4.K

Second Amended and Restated Revolving Credit Agreement among AmeriVest Properties Inc., KeyBank National Association, as administrative agent, and KeyBank Capital Markets, as sole lead arranger and book manager, and the lenders party hereto, dated January 23, 2006. Incorporated by reference to Exhibit 10.4 of AmeriVest’s Current Report on Form 8-K filed with the SEC on January 27, 2006.

10.	5.A

Unsecured Revolving Credit Agreement among AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated December 15, 2003. Incorporated by reference to Exhibit 12.A of AmeriVest’s Annual Report on Form 10-KSB filed with the SEC on March 18, 2004.

10.	5.B

Revolving Credit Note by AmeriVest Properties Inc. to Fleet National Bank, as agent, dated December 15, 2003. Incorporated by reference to Exhibit 12.B of AmeriVest’s Annual Report on Form 10-KSB filed with the SEC on March 18, 2004.

10.	5.C

First Amendment to Unsecured Revolving Credit Agreement between AmeriVest Properties Inc. and Fleet National Bank, as administrative agent, and the lenders party thereto, dated March 16, 2004. Incorporated by reference to Exhibit 10.2 of AmeriVest’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004.

10.	5.D

First Amended and Restated Unsecured Revolving Credit Agreement by and among AmeriVest Properties Inc., KeyBank National Association, as Administrative Agent, and others, as of October 20, 2004. Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on October 26, 2004.

10.	5.E

First Amendment to Amended and Restated Unsecured Revolving Credit Agreement by and among AmeriVest Properties Inc., KeyBank National Association, as Administrative Agent, and others, as of March 15, 2005. Incorporated by reference to Exhibit 10.12E of AmeriVest’s Annual Report on Form 10-K filed with the SEC on March 16, 2005.

10.	5.F

Letter Agreement regarding AmeriVest’s Unsecured Revolving Loan between AmeriVest and KeyBank National Association, dated August 31, 2005. Incorporated by reference to Exhibit 99.4 of AmeriVest’s Current Report on Form 8-K filed with the SEC on September 6, 2005.

10.	5.G

Second Amendment to the Amended and Restated Unsecured Revolving Credit Agreement among AmeriVest Properties Inc., KeyBank National Association, as lender, and KeyBank National Association, as agent, dated September 14, 2005. Incorporated by reference to Exhibit 10.2 of AmeriVest’s Current Report on Form 8-K filed with the SEC on September 19, 2005.

10.	5.H

Second Collateral Account Agreement between AmeriVest Chateau Inc., AmeriVest Greenhill Inc., and KeyBank National Association, as Agent, dated September 14, 2005. Incorporated by reference to Exhibit 10.4 of AmeriVest’s Current Report on Form 8-K filed with the SEC on September 19, 2005.

10.	6.A

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

10.	6.B

Promissory Note by AmeriVest Arrowhead Inc. to Teachers Insurance and Annuity Association of America dated December 23, 2002. Incorporated by reference to Exhibit 10.21B of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

10.	6.C

Promissory Note by AmeriVest Kellogg Inc. to Teachers Insurance and Annuity Association of America dated December 23, 2002. Incorporated by reference to Exhibit 10.21C of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

10.	6.D

Promissory Note by AmeriVest Sheridan Center Inc. to Teachers Insurance and Annuity Association of America dated December 23, 2002. Incorporated by reference to Exhibit 10.21D of AmeriVest’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

10.	7.A

Deed of Trust between AmeriVest Mesa Inc. and Allstate Life Insurance Company dated September 8, 2003. Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on November 7, 2003.

10.	7.B

Mortgage Note by AmeriVest Mesa Inc. to Allstate Life Insurance Company dated September 8, 2003. Incorporated by reference to Exhibit 10.2 of AmeriVest’s Current Report on Form 8-K filed with the SEC on November 7, 2003.

10.	8.A

Loan Agreement between AmeriVest Centerra Inc., AmeriVest Parkway Inc., and AmeriVest Black Canyon Inc. and Greenwich Capital Financial Products Inc. dated September 19, 2003. Incorporated by reference to Exhibit 9.A of AmeriVest’s Annual Report on Form 10-KSB filed with the SEC on March 18, 2004.

10.	8.B

Promissory Note by AmeriVest Centerra Inc., AmeriVest Parkway Inc., and AmeriVest Black Canyon Inc. to Greenwich Capital Financial Products Inc. dated September 19, 2003. Incorporated by reference to Exhibit 9.B of AmeriVest’s Annual Report on Form 10-KSB filed with the SEC on March 18, 2004.

10.	9.A

Contract of Sale between LSF Presidio Investment I, LLC and AmeriVest Camelback Inc. dated January 15, 2004. (Camelback Lakes) Incorporated by reference to Exhibit 2.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on March 24, 2004.

10.	9.B

Mortgage note in the principal amount of $16,000,000 between AmeriVest Camelback Incorporated and Allstate Life Insurance Company of New York dated August 19, 2004. Incorporated by reference to Exhibit 10.1 of AmeriVest’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004.

10.	9.C

Mortgage note in the principal amount of $5,000,000 between AmeriVest Camelback Incorporated and Allstate Life Insurance Company of New York dated August 19, 2004. Incorporated by reference to Exhibit 10.2 of AmeriVest’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004.

10.	9.D

Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing between AmeriVest Camelback Incorporated, Chicago Title Insurance Company and Allstate Life Insurance Company of New York, dated August 19, 2004. Incorporated by reference to Exhibit 10.3 of AmeriVest’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004.

10.	10

Agreement of Purchase and Sale, dated December 16, 2005, between AmeriVest Properties Inc. and Crescent Real Estate Equities Limited Partnership. (Financial Plaza) Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 22, 2005.

10.	11

Asset Purchase Agreement by and between AmeriVest and William T. Atkins, dated January 25, 2006. Incorporated by reference to Exhibit 10.4 of AmeriVest’s Current Report on Form 8-K filed with the SEC on January 27, 2006.

10.	12.A

Change in Control Agreement between AmeriVest Properties Inc. and Charles K. Knight, dated December 7, 2004. Incorporated by reference to Exhibit 10.4 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 10, 2004.

10.	12.B

Amended Change in Control and Employment Agreement between AmeriVest Properties Inc. and Charles K. Knight, dated August 31, 2005. Incorporated by reference to Exhibit 99.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on September 6, 2005.

10.	12.C

Amendment No. 1 to Amended Change in Control and Executive Employment Agreement by and between AmeriVest and Charles K. Knight, dated January 23, 2006. Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on January 27, 2006.

10.	12.D

Change in Control Agreement between AmeriVest Properties Inc. and Kathryn L. Hale, dated December 7, 2004. Incorporated by reference to Exhibit 10.3 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 10, 2004.

10.	12.E

Amended Change in Control and Employment Agreement between AmeriVest Properties Inc. and Kathryn L. Hale, dated August 31, 2005. Incorporated by reference to Exhibit 99.2 of AmeriVest’s Current Report on Form 8-K filed with the SEC on September 6, 2005.

10.	12.F

Amended Change in Control and Term Employment Agreement, dated December 16, 2005, between AmeriVest Properties Inc. and Kathryn L. Hale. Incorporated by reference to Exhibit 10.2 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 22, 2005.

10.	12.G

Change in Control Agreement between AmeriVest Properties Inc. and John B. Greenman, dated December 7, 2004. Incorporated by reference to Exhibit 10.2 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 10, 2004.

10.	12.H

Amended Change of Control and Term Employment Agreement between AmeriVest and John B. Greenman, dated August 31, 2005. Incorporated by reference to Exhibit 99.2 of AmeriVest’s Current Report on Form 8-K filed with the SEC on September 6, 2005.

10.	12.I

Amendment No. 1 to Amended Change in Control and Term Employment Agreement by and between AmeriVest and John B. Greenman, dated January 23, 2006. Incorporated by reference to Exhibit 10.2 of AmeriVest’s Current Report on Form 8-K filed with the SEC on January 27, 2006.

10.	12.J

Addendum No. 1 to Amended Change in Control and Term Employment Agreement by and between AmeriVest and John B. Greenman, dated January 25, 2006. Incorporated by reference to Exhibit 10.3 of AmeriVest’s Current Report on Form 8-K filed with the SEC on January 27, 2006.

10.	12.K

Change in Control Agreement between AmeriVest Properties Inc. and William T. Atkins, dated December 7, 2004. Incorporated by reference to Exhibit 10.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on December 10, 2004.

10.	12.L

Severance Agreement between AmeriVest Properties Inc. and William T. Atkins dated April 28, 2005. Incorporated by reference to Exhibit 99.1 of AmeriVest’s Current Report on Form 8-K filed with the SEC on April 28, 2005.

10.	12.M

Consulting Agreement made and entered into as of December 31, 2003 between AmeriVest Properties Inc. and Alexander S. Hewitt. Incorporated by reference to Exhibit 10.3 of AmeriVest’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004.

10.	12.N

Letter Agreement between AmeriVest Properties Inc. and Alexander S. Hewitt dated April 28, 2005. Incorporated by reference to Exhibit 99.2 of AmeriVest’s Current Report on Form 8-K filed with the SEC on April 28, 2005.

12.	1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21		Subsidiaries of AmeriVest Properties Inc.
23		Consent of KPMG LLP, independent registered public accounting firm.
31.	1	Section 302 Certifications of Chief Executive Officer.
31.	2	Section 302 Certifications of Chief Financial Officer.
32.	1	Section 906 Certifications of Chief Executive Officer.
32.	2	Section 906 Certifications of Chief Financial Officer.