Form 10-Q
period 2006-03-31
AMERIVEST PROPERTIES INC
filed 2006-05-10
CIK 927102

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one)

Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2006 was 24,128,206.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERIVEST PROPERTIES INC.

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Investment in real estate:
Land	$48,059,765	$48,059,765
Buildings and improvements	166,983,570	166,431,824
Furniture, fixtures and equipment	1,303,405	1,304,879
Tenant improvements	14,567,608	14,245,047
Tenant leasing commissions	4,023,206	3,479,965
Intangible assets	13,342,198	13,371,477
Real estate assets – held-for-sale, net	—	46,930,658
Less: accumulated depreciation and amortization	(26,890,948)	(24,220,447)
Net investment in real estate	221,388,804	269,603,168
Cash and cash equivalents	2,397,403	988,420
Escrow deposits	4,021,609	4,920,968
Accounts receivable, net	743,376	1,310,627
Deferred rents receivable	3,728,854	4,511,512
Deferred financing costs, net	1,199,848	1,421,375
Prepaid expenses and other assets	717,374	923,928
Other assets – held-for-sale	—	229,792
Total assets	$234,197,268	$283,909,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Secured mortgage loans and notes payable	$127,068,220	$127,673,784
Unsecured line of credit	—	29,897,129
Secured mortgage loans – held-for-sale	—	28,232,661
Accounts payable and accrued expenses	4,905,071	6,917,224
Accrued real estate taxes	2,405,038	4,195,875
Prepaid rents, deferred revenue and security deposits	2,828,305	3,273,861
Dividends payable	—	302,208
Total liabilities	137,206,634	200,492,742

Stockholders’ equity:
Preferred stock, $0.001par value Authorized: 5,000,000 shares Issued and outstanding: none	—	—
Common stock, $0.001 par value Authorized: 75,000,000 shares Issued and outstanding: 24,128,206 and 24,121,306 shares, respectively	24,128	24,121
Capital in excess of par value	133,262,065	133,231,147
Other comprehensive income	9,290	—
Distributions in excess of accumulated earnings	(36,304,849)	(49,838,220)
Total stockholders’ equity	96,990,634	83,417,048
Total liabilities and stockholders’ equity	$234,197,268	$283,909,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2006	2005
Real Estate Operating Revenue:
Rental revenues	$8,892,599	$8,722,072

Real Estate Operating Expenses:
Property operating expenses -
Operating expenses	2,508,683	2,185,835
Real estate taxes	1,193,880	1,270,456
General and administrative expenses	1,336,248	1,246,442
Interest expense	2,174,836	2,842,027
Depreciation and amortization expense	3,161,176	3,194,483
Strategic alternative expenses	126,969	69,371
Total operating expense	10,501,792	10,808,614

Loss from continuing operations	(1,609,193)	(2,086,542)

Other Income:
Interest income and other	95,966	10,739
Total other income	95,966	10,739

Loss before discontinued operations	(1,513,227)	(2,075,803)

Net earnings/(loss) from discontinued operations	15,046,598	(508,217)

Net earnings/(loss)	$13,533,371	$(2,584,020)

Net earnings/(loss) per Share-Basic and Diluted:
Net earnings/(loss) before discontinued operations	$(0.06)	$(0.09)
Discontinued operations, net	0.62	$(0.02)
Net earnings/(loss)	$0.56	$(0.11)

Weighted Average Common Shares Outstanding:
Basic	24,122,426	24,011,672
Diluted	24,127,393	24,011,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statement of Stockholders’ Equity

and Comprehensive Income

Three Months Ended March 31, 2006

(unaudited)

	Common Stock		Additional Paid in Capital	Other Comprehensive Income	Distributions in Excess of Net Earnings	Total
	Shares	Amount
Balance at December 31, 2005	24,121,306	$24,121	$133,231,147	$—	$(49,838,220)	$83,417,048

Comprehensive income:
Net earnings	—	—	—	—	13,533,371	13,533,371
Change in fair value of marketable securities	—	—	—	9,290	—	9,290
Comprehensive income attributable to common stock						13,542,661

Equity-based compensation	6,900	7	30,918	—	—	30,925
Balance at March 31, 2006	24,128,206	$24,128	$133,262,065	$9,290	$(36,304,849)	$96,990,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net earnings/(loss)	$13,533,371	$(2,584,020)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities-
Depreciation and amortization expense	3,190,455	4,867,056
Loss/(gain) on sale of real estate, net	(15,327,481)	21,804
Amortization of deferred financing costs	101,451	290,065
Write-off of unamortized deferred financing costs	301,463	215,993
Minority interest	—	(88,082)
Equity-based compensation	30,925	70,590
Changes in assets and liabilities-
Accounts receivable	567,251	(26,508)
Deferred rent receivable	(73,496)	(455,875)
Prepaid expenses and other assets	216,051	(152,407)
Accounts payable and accrued expenses	(1,446,179)	(632,611)
Other accrued liabilities	(1,678,830)	(686,640)
Net cash flows provided by/(used in) operating activities	(585,019)	839,365

Cash Flows from Investing Activities:
Capital expenditures	(170,917)	(711,742)
Tenant improvements	(927,399)	(1,122,169)
Leasing commissions	(824,209)	(435,175)
Proceeds from sales, net of closing costs	61,704,117	—
Cash paid to complete deed-in-lieu transaction	—	(114,600)
Legal settlement proceeds	—	450,000
Net cash flows provided by /(used in) investing activities	59,781,592	(1,933,686)

Cash Flows from Financing Activities:
Additions to mortgage loans and lines of credit	—	5,203,233
Payments of mortgage loans, lines of credit and notes payable	(58,073,709)	(1,000,000)
Regularly scheduled principal payments	(661,645)	(781,142)
Payment of deferred financing costs	(181,387)	(236,608)
Net proceeds from exercising of options and warrants	—	7,501
Net change in escrow deposits	1,129,151	(94,072)
Dividends paid	—	(3,075,074)
Net cash flows provided by/(used in) financing activities	(57,787,590)	23,838

Net change in cash and cash equivalents	1,408,983	(1,070,483)
Cash and cash equivalents, beginning of period	988,420	1,859,660
Cash and cash equivalents, end of period	$2,397,403	$789,177

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,532,518	$3,611,511

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Basis of real estate involved in deed-in-lieu transaction	$—	$5,160,022
Debt extinguishment as part of deed-in-lieu transaction	$—	$5,565,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(unaudited)

1 – Organization

AmeriVest Properties Inc. (the Company) is a real estate investment trust (REIT) incorporated under the laws of the State of Maryland. The Company primarily invests in and operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants. At March 31, 2006, the Company owned 12 office properties located in metropolitan Denver, Dallas and Phoenix.

On February 9, 2006, we announced that our Board of Directors approved a plan of liquidation for the Company. The Plan is subject to approval by the Company’s stockholders holding a majority of the Company’s outstanding shares of common stock at the Annual Meeting of Stockholders on May 24, 2006. Under the Plan, the Company intends to sell its assets on an orderly basis, to pay or provide for its liabilities, and to distribute its remaining cash to its stockholders. The Company currently estimates that liquidating distributions will be paid over a period of between 6 months and 24 months and that the stockholders could receive between $4.20 and $4.80 per share in total distributions over the liquidation period. This estimated distribution range is based on numerous assumptions, notably including the estimated sale prices of assets for which no definitive sale agreements or letters of intent are in place. Although the Company’s management believes its assumptions are reasonable, the assumptions may prove to be inaccurate and the ultimate amount of liquidating distributions to stockholders may be reduced or delayed.

2 – Interim Financial Statements

The unaudited consolidated financial statements included herein were prepared from the records of the Company in accordance with U.S. generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements and notes therein should be read together with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2005.

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

3 – New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement was effective as of the beginning of the first interim or annual period that commenced after January 1, 2006. The adoption of SFAS 123R did not have a material impact on our financial position, net earnings or cash flows.

4 – Share-Based Compensation

Prior to January 1, 2006, we accounted for our stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, as permitted by Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123, “Accounting for Share-based Compensation” (“SFAS 123”). Applying the intrinsic value method of accounting for our stock options, we did not record share-based compensation in our net earnings because the exercise price of our options equaled the market price of the underlying stock on the date of the grant. Accordingly, share-based compensation for our options was included as a proforma disclosure in the financial statement footnotes and continues to be provided as proforma disclosure in the financial statement footnotes for periods prior to January 1, 2006.

Effective January 1, 2003, the Company adopted a long-term incentive plan as a means to compensate certain employees and directors with equity-based compensation. The plan provides for grants in the form of non-qualified and incentive stock options, stock appreciation rights, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units. There were no option grants under the long-term incentive plan during the three months ended March 31, 2006 or year ended December 31, 2005. During 2005, 12,000 units of restricted stock were granted. We recognize the value of restricted stock as compensation expense based on the grant date fair value of $4.00 per share recognized over the one year vesting period. As of March 31, 2006, 9,000 restricted shares have vested with an additional 3,000 unvested restricted shares outstanding. We assume that all restricted shares will ultimately be exercised.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment” (“SFAS 123R”), using the modified-prospective transition method. Under this transition method, the Company recognized compensation expense for all unvested options as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation expense for any share-based payments granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of the adoption of SFAS 123R, we recognized approximately $1,700 of compensation expense during the three months ended March 31, 2006. The estimated compensation on the unvested options is approximately $7,000 and will be recognized over a one year period. The Company had elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended; therefore, we did not recognize a tax impact related to the adoption of SFAS 123R.

Had compensation cost for the Company’s stock option plan been determined based on the fair value recognition provisions of SFAS No. 123, the Company’s net loss and net loss per share for the three months ended March 31, 2005 would have been calculated as shown in the following table:

2005

Net earnings/(loss) – as reported	$(2,584,020)
Plus: Recognized equity-based compensation	70,590
Less: Total equity-based compensation expense based on fair value	(71,488)
Net loss – pro forma	$(2,584,918)

Loss per basic share – as reported	$(0.11)
Loss per diluted share – as reported	$(0.11)

Loss per basic share – pro forma	$(0.11)
Loss per diluted share – pro forma	$(0.11)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (excludes 2005 and 2006 since there were no option grants during either year):

	2004	2003
Dividend yield	7.0%	7.9%
Volatility	9.3%	27.0%
Discount rate	2.7%	2.9%
Expected life (years)	2.2	4.6

The status of outstanding options granted pursuant to the Company’s options plans, as of March 31, 2006, was as follows:

	Number of Options Outstanding	Number of Options Exercisable	Weighted- Average Exercise Price	Range of Exercise Prices
December 31, 2005	98,000	86,000	$6.34	$4.75 - 7.10
Granted at fair value	—		—	—
Exercised	—		—	—
Forfeited	(5,000)		$6.16	$6.16
Expired	(12,000)		$4.75	$4.75
March 31, 2006	81,000	69,000	$6.59	$5.70 -7.10

The weighted-average contractual life of options outstanding at March 31, 2006 was approximately 2 years.

5 – Dispositions

On January 23, 2006, the Company sold Financial Plaza, a 310,838 square foot office property located in Phoenix, for $55.0 million to a publicly traded REIT, recording a net gain on the sale of approximately $15.3 million in the first quarter of 2006. The net cash proceeds of approximately $53 million were used to repay an outstanding first mortgage balance of approximately $23 million and approximately $30 million of indebtedness under the Company’s Unsecured Credit Facility.

On January 24, 2006, the Company sold Keystone Office Park, a 114,980 square foot office property located in Indianapolis, for approximately $9.4 million to a foreign institutional investor. Subsequent to recording an impairment of $1.6 million on the property in the fourth quarter of 2005, the Company recognized a net gain of approximately $65,000. Of the $8.6 million in net proceeds received from the sale, the Company used approximately $4.6 million to pay the outstanding mortgage balances and approximately $300,000 to repay the remaining balance due on Unsecured Credit Facility leaving the Company with approximately $3.7 million in cash.

6 – Discontinued Operations

In accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets”, the operating results of properties sold during the period or designated as held-for-sale and any related impairment and gain/loss on the disposition are included in discontinued operations for the three months ended March 31, 2006 and 2005.

During the three months ended March 31, 2006, the Company completed the disposition of Financial Plaza and Keystone Office Park. The Company wrote-off unamortized deferred financing costs in connection with the dispositions of $301,463 and incurred prepayment penalties of $203,540. The Company recognized net gains of approximately $15.3 million.

During the twelve months ended December 31, 2005, the Company completed the disposition of Panorama Falls, AmeriVest Plaza at Inverness and Chateau Plaza and completed a Deed-In-Lieu Agreement to return 13 non-core Texas State Buildings to the lender. During the three months ended March 31, 2005, the Company wrote-off unamortized deferred financing costs of approximately $215,993, and recognized a loss of approximately $22,000 in connection with the Texas State Buildings dispositions, both of which are reflected in discontinued operations during the three months ended March 31, 2005. The following is a summary of the operating results of these properties included in discontinued operations:

	Three Months Ended March 31,
	2006	2005
Rental revenue	$540,283	$4,180,505

Property operating expenses -
Operating expenses	(133,276)	(1,244,810)
Real estate taxes	(59,275)	(594,372)
Interest expense	(123,612)	(1,056,536)
Deferred financing costs and prepayment penalties associated with the disposition of real estate	(505,003)	(215,993)
Depreciation and amortization expense	—	(1,643,289)
Total expense	(821,166)	(4,755,000)

Minority interest	—	88,082

Gain/(loss) on sale	15,327,481	(21,804)

Net earnings/(loss) from discontinued operations	$15,046,598	$(508,217)

7 – Mortgage Loans, Notes Payable, and Lines of Credit

The Company finances its properties with mortgage loans and other debt instruments, such as lines of credit. The following is a summary of the Company’s outstanding mortgage loans, notes payable and lines of credit, classified by interest type (fixed or variable) and in order of maturity at March 31, 2006 and December 31, 2005:

			March 31, 2006		December 31, 2005
Lender	Mortgaged Property	Maturity Date	Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)
Fixed Rate
GEMSA	Hampton Court	11/1/2007	$7,900,000	5.48%	$7,900,000	5.48%

Greenwich Capital Financial Products	Parkway Centre II Centerra Southwest Gas Building	10/1/2008	37,086,330	5.13%	37,306,859	5.13%

Metropolitan Life Insurance Company	Parkway Centre III	9/10/2009	14,726,201	4.47%	14,813,833	4.47%

Southern Farm Bureau Life Insurance Company	Scottsdale Norte	4/1/2011	6,490,918	7.90%	6,507,070	7.90%

J.P. Morgan Chase	Hackberry View – 1st	9/1/2012	11,249,032	6.57%	11,287,282	6.57%

J.P. Morgan Chase	Hackberry View – 2nd (2)	9/1/2012	930,004	8.00%	937,796	8.00%

Teachers Insurance and Annuity Association of America	Sheridan Center Arrowhead Fountains Kellogg Building	1/1/2013	28,231,907	7.40%	28,360,682	7.40%

Allstate Life Insurance Company	Camelback – 1st	9/5/2014	15,554,695	5.82%	15,631,631	5.82%

Allstate Life Insurance Company	Camelback – 2nd	9/5/2014	4,860,842	5.82%	4,884,884	5.82%
Subtotal			127,029,929	5.98%	127,630,037	5.98%

Variable Rate
KeyBank National Association – $10 million Secured Credit Facility	Greenhill Park	12/28/06	—	—	—	—

KeyBank National Association – Unsecured Credit Facility	Unsecured	n/a	—	—	29,897,129	6.91%
Subtotal			—	—	29,897,129	6.91%

Other Notes Payable
Lease Capital Corporation	Phone system	10/31/2007	38,291	11.11%	43,747	11.11%
Subtotal, excluding held for sale properties			127,068,220	5.98%	157,570,913	6.16%

Held-for-Sale Portfolio
Allstate Life Insurance Company	Financial Plaza	(3)	—	—	23,650,188	5.25%

Security Life of Denver Insurance Company	Keystone Office Park – 1st	(3)	—	—	4,119,506	8.00%

Security Life of Denver Insurance Company	Keystone Office Park – 2nd	(3)	—	—	462,967	8.63%

Subtotal, held-for-sale properties			—	—	28,232,661	5.71%

Total			$127,068,220	5.98%	$185,803,574	6.09%

(1)   Interest only, does not include amortization of deferred financing costs or any fees.

(2)   The amount recorded reflects a net present value calculation based on a fair value rate of 8%. The actual loan balance assumed was approximately $698,000 at an interest rate of 15%.

(3)   Property was sold in January 2006.

The following table details the scheduled maturities of debt outstanding at March 31, 2006:

2006	$1,796,689
2007	9,858,090
2008	36,886,592
2009	15,246,244
2010	1,537,734
Thereafter	61,742,871
Total	$127,068,220

The change in debt during the three months ended March 31, 2006 consisted of the following:

2006
Balance at January 1	$185,803,574
Additions	—
Repayments, including repayments at disposition	(58,073,709)
Scheduled principal payments	(661,645)
Balance at March 31	$127,068,220

Secured Line of Credit

On January 23, 2006, the Company completed a loan agreement with its primary bank group which amends its unsecured revolving credit agreement and reinstates a revolving credit facility of up to $10 million to be used for working capital and other limited corporate purposes. The revolver is secured by the Company’s Greenhill Park property and matures December 28, 2006. The amendment also modifies certain covenant requirements and collateral provisions and requires the Company to extend the employment agreement with its Chief Executive Officer through the maturity of the loan. This facility has an interest rate of LIBOR plus 250 basis points. There were no borrowings on this facility during the three months ended March 31, 2006.

Other

Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the three months ended March 31, 2006.

8 – Per Share Information

For the three months ended March 31, 2006, the only adjustment necessary to the basic weighted average common shares outstanding to arrive at the diluted average common shares was the weighted-average effect of the 3,000 restricted shares issued during the quarter and 3,000 unvested restricted shares. The outstanding options were excluded from the diluted weighted-average shares due to their anti-dilutive effect as the option exercise price exceeds the stock fair value and would result in a reduction to the number of shares outstanding utilizing the treasury stock method. There are no adjustments necessary for the three months ended March 31, 2005 as the Company recognized a net loss and the impact would be anti-dilutive.

9 – Other Comprehensive Income

In May 2003, the Company filed a bankruptcy claim of $478,700 against UAL Corporation, a former tenant, related to unpaid rent. During the three months ended March 31, 2006, the Company received 2,084 shares of UAL common stock as payment for the claim. The shares were accounted for utilizing the guidance in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are deemed as available-for-sale. At the time of receipt, the value of the shares was approximately $73,924, which is included in “Other income”. At March 31, 2006, the value of the shares, based on the closing price on that date was $83,214. The $9,290 increase in the fair value was recorded to “Other Comprehensive Income” at March 31, 2006.

10 – Subsequent Events

Under the AmeriVest 401(k) plan (“Plan”), withdrawing plan participants are entitled to cash equal to the value of their accounts, including the vested shares of AmeriVest stock in their accounts. In February and March 2006, withdrawing participant requests for distributions from the Plan exceeded the available cash in the Plan. Based on the advice of the Plan consultant, the Plan sold the vested 18,240 shares of AmeriVest stock attributable to the withdrawing plan participants, at a price of $4.41 per share, to fulfill the cash requirements of the plan participants seeking distributions in March 2006. Inadvertently, an additional 22,040 shares of AmeriVest stock were concurrently sold at the same average price, representing the remaining balance of the shares in the Plan. On April 4, 2006, the Plan acquired 22,040 shares, at an average price per share of $4.45 to offset the inadvertent sale. Commissions and any differences between the sale and repurchase price of the shares will be paid with Plan forfeitures, to the extent permitted under the Plan. Any excess commissions will be paid by the Company.

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

The Company’s operating results depend primarily on income from its properties, which are substantially influenced by supply and demand for such properties, operating expense levels, property level operations and the pace and price at which the Company can develop or dispose of such properties. Capital and credit market conditions, which affect the Company’s cost of capital, also influence operating results. See “Item 1. Description of Business” in the Company’s Annual Report on Form 10-K for the period ending December 31, 2005 for a more complete discussion of risk factors that could impact the Company’s future financial performance.

Overview

As used herein, “we”, “us”, “our” and “the Company” refer to AmeriVest Properties Inc., a Maryland corporation. We were incorporated in the State of Maryland in 1999. We are a Real Estate Investment Trust (“REIT”) investing in, operating and leasing commercial office buildings primarily to small and medium size tenants. At March 31, 2006, we owned 12 properties, which included an aggregate of approximately 1,738,000 rentable square feet located in metropolitan Denver, Dallas and Phoenix. At March 31, 2005, we owned 17 properties, which included an aggregate of approximately 2,508,000 rentable square feet.

We have elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if we distribute at least 90% of our taxable income and comply with a number of organizational and operational requirements.

Results Of Operations

Comparison of the three months ended March 31, 2006 to March 31, 2005:

	2006	2005	Change

Real estate operating revenue:
Rental revenue	$8,892,599	$8,722,072	$170,527

Real estate operating expenses:
Property operating expenses-
Operating expenses	2,508,683	2,185,835	322,848
Real estate taxes	1,193,880	1,270,456	(76,576)
General and administrative expenses	1,336,248	1,246,442	89,806
Interest expense	2,174,836	2,842,027	(667,191)
Depreciation and amortization expense	3,161,176	3,194,483	(33,307)
Strategic alternatives expenses	126,969	69,371	57,598
Total operating expense	10,501,792	10,808,614	(306,822)

Loss from continuing operations	(1,609,193)	(2,086,542)	477,349

Other income:
Interest income and other	95,966	10,739	85,227
Total other income/(loss)	95,966	10,739	85,227

Loss before discontinued operations	(1,513,227)	(2,075,803)	562,576

Net earnings/(loss) from discontinued operations	15,046,598	(508,217)	15,554,815

Net earnings/(loss)	$13,533,371	$(2,584,020)	$16,117,391

Rental revenue – Rental revenue increased $170,527, or 2.0%, during the first quarter of 2006 as compared to the same period of 2005. The change is primarily due to increased tenant operating expense recoveries at Hackberry View and Parkway Centre III. This increase was partially offset by a slight decrease in rental revenues at several properties due to a decrease in the average occupancy and rental rates during the three months ended March 31, 2006. For properties that were owned during the entire three months ended March 31, 2006 and March 31, 2005, the occupancy was 90.0% at March 31, 2006 as compared to 91.0% at March 31, 2005 and the average rent was $20.04 versus $20.20 for the same periods, respectively.

Property operating expenses – Total property operating expenses (operating expenses and real estate taxes) increased approximately $246,000, or 7.1%, during the first quarter of 2006 as compared to the same period of 2005. The $323,000 increase in operating expenses for the three months ended March 31, 2006 as compared to March 31, 2005 is primarily due to third party management fees and higher electricity expense at several of our Texas properties. The increase in electricity expense is primarily due to higher rates. The increase in operating expenses is offset by a $77,000 decrease in real estate taxes primarily due to reductions in assessments of real estate values on certain of our properties. The Company has focused, and will continue to focus, on the ongoing management of controllable operating expenses, including aggressively challenging increased real estate tax assessments.

General and administrative expenses – General and administrative expenses increased approximately $90,000, or 7.2%, during the first quarter of 2006 as compared to the same period of 2005. This increase is primarily attributable to severance costs of $191,875, which includes $180,000 for the former Chief Investment Officer, which was recognized during the three months ended March 31, 2006. Excluding these severance costs, compensation expense decreased approximately $32,000 due to a reduction in headcount as compared to prior year. The Company also recognized approximately $100,000 in additional audit fees during the three months ended March 31, 2006, as compared to the same period of 2005, primarily due to the earlier completion of the Sarbanes-Oxley component of the audit in 2006. This increase was offset by a decrease in consulting fees during the three months ended March 31, 2006, of approximately $90,000. During the three months ended March 31, 2006, the Company also recognized a $75,000 decrease in Board compensation due to Special Committee fees recognized in 2005.

Interest expense – Interest expense decreased approximately $667,000, or 23.5%, during the first quarter of 2006 as compared to the same period of 2005. This change is attributable to the pay off of the Company’s Unsecured and Secured Credit facilities, which were paid down with the proceeds from asset sales.

Depreciation and amortization – Depreciation and amortization expense decreased approximately $33,000, or 1.0%, during the first quarter of 2006 as compared to the same period of 2005. This change is primarily attributable to the cessation of amortization of intangible assets at several properties, which were fully amortized during 2005. This decrease is partially offset by the increase in depreciation expense due to additional capital improvements, tenant improvements and leasing commissions for our real estate investments.

Strategic alternatives expenses—The $127,000 expense recognized during 2006 was primarily for legal costs incurred in connection with the Company’s strategic alternative review and proposed plan of liquidation.

Other income – The three months ended March 31, 2006 includes approximately $74,000 for UAL common shares which were received as payment for a bankruptcy claim. The Company anticipates completing the sale of these shares during the second quarter of 2006.

Discontinued operations— The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. During the three months ended March 31, 2006, the Company sold the Keystone property in Indianapolis and the Financial Plaza property in Mesa, Arizona, both of which had previously been classified as held-for-sale under the provisions of SFAS No. 144. Accordingly, we have classified the operating earnings and gain on disposition from these properties within discontinued operations for the three months ended March 31, 2006 and 2005. In December 2005, the Company completed the disposition of AmeriVest Plaza at Inverness in a submarket of Denver and the Chateau Plaza property in Dallas, both of which were previously classified as held-for-sale. In addition, the Company sold its 20% equity interest in its joint venture (Panorama Falls) in a submarket of Denver in September 2005 and completed a Deed-in-Lieu Agreement to return its 13 non-core Texas State Buildings to the lender in March 2005. The results of operations for these properties and the loss on disposition for the Texas State Buildings are also included as discontinued operations for the three months ended March 31, 2005.

	Three Months Ended March 31,
	2006	2005
Rental revenue	$540,283	$4,180,505

Property operating expenses -
Operating expenses	(133,276)	(1,244,810)
Real estate taxes	(59,275)	(594,372)
Interest expense	(123,612)	(1,056,536)
Deferred financing costs and prepayment penalties associated with the disposition of real estate	(505,003)	(215,993)
Depreciation and amortization expense	—	(1,643,289)
Total expense	(821,166)	(4,755,000)

Minority interest	—	88,082

Gain/(loss) on sale	15,327,481	(21,804)

Net earnings/(loss) from discontinued operations	$15,046,598	$(508,217)

Liquidity and Capital Resources

Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants, and the level of operating and other expenses. Our net cash provided by operating activities has been a significant source of liquidity to help fund debt service, capital improvements, tenant improvements and leasing costs for operating properties. Due to the Board’s adoption of the Plan of Liquidation, the Company does not intend to acquire any properties during 2006.

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

Operating Activities

Net cash flows provided by/(used in) operations decreased approximately $1,424,000 for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease is primarily due to changes in assets and accounts payable, primarily due to the timing of payments, and changes to accrued real estate taxes.

Investing Activities

Net cash flows provided by/(used in) investing activities increased approximately $61.7 million for the three months ended March 31, 2006 as compared to the same period in 2005. This increase is primarily due to the net sale proceeds received from the sale of the Financial Plaza and Keystone properties in the first quarter of 2006.

Financing Activities

Net cash flows provided by financing activities decreased approximately $57.8 million for the three months ended March 31, 2006 as compared to the same period of 2005. This decrease is primarily due to debt repayments  made with net sales proceeds during the three months ended March 31, 2006. This use of funds was partially offset by draws on loan escrow accounts. The remainder of the change is primarily due to the $3.1 million dividend paid in the first quarter of 2005. No dividends were paid in the first quarter of 2006.

Future Sources of Capital

The Company receives base rent under non-cancelable tenant leases and most leases provide for additional rent based on increases in operating expenses.

On January 23, 2006, the Company completed a loan agreement with its primary bank group which amends its unsecured revolving credit agreement and reinstates a revolving credit facility of up to $10 million to be used for working capital and other limited corporate purposes. The revolver is secured by the Company’s Greenhill Park property and matures December 28, 2006. The amendment also modifies certain covenant requirements and collateral provisions and required the Company to extend the employment agreement with its Chief Executive Officer through the maturity of the loan. There were no borrowings outstanding in this facility on April 30, 2006.

Uses of Capital, Contractual Commitments and Off-Balance Sheet Arrangements

The following table details the contractual obligations at March 31, 2006:

For the years ended December 31,	Scheduled Debt Maturities	Interest Payments on Secured Mortgage Loans	Tenant Improvements, Capital Expenditures and Leasing Commissions	Total
2006	$1,796,689	$5,939,622	$1,896,000	$9,632,311
2007	9,858,090	8,058,070	—	17,916,160
2008	36,886,592	7,102,585	—	43,989,177
2009	15,246,244	5,662,981	—	20,909,225
2010	1,537,734	5,596,329	—	7,134,063
Thereafter	61,742,871	24,584,229	—	86,327,100
Total	$127,068,220	$56,943,816	$1,896,000	$185,908,036

Interest Rate Information

As of March 31, 2006, all of our outstanding mortgage debt are fixed rate loans with a weighted-average interest rate of 5.98%.

Debt Covenants

Certain of the Company’s debt instruments contain covenants common to that type of facility or borrowing, including financial covenants establishing minimum debt service coverage and maximum leverage ratios. The Company was in compliance with all financial covenants pertaining to its debt instruments during the three months ended March 31, 2006.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. Set forth below is a summary of the accounting policies management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 2 to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K.

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

Investment in real estate is stated at cost, unless adjusted for impairment. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives as follows:

Description	Estimated Useful Lives
Land	Not depreciated
Buildings and improvements	20 to 40 years
Furniture, fixtures and equipment	5 to 7 years
Tenant improvements, tenant leasing commissions and other intangible assets	Lesser of term of related lease of useful life of asset

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our future earnings, cash flows and fair values relevant to financial instruments depend upon prevalent market rates for those financial instruments. Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, dividends and other cash requirements. At March 31, 2006, all of our outstanding debt obligations have fixed interest rates which limit the risk of fluctuating interest rates. See “Item 7a. Quantitative and Qualitative Disclosure about Market Risk” in our 2005 Annual Report on Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.

Item 4.    Controls and Procedures

The Company carried out an evaluation as of March 31, 2006, under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. Subsequent to March 31, 2006, there have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

No changes.

Item 1A.	Risk Factors

We have not identified any material changes from the risk factors as previously disclosed in our Annual Report Item 1A to Part 1 filed on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

May 10, 2006

	By:	/s/ Charles K. Knight
Charles K. Knight
Chief Executive Officer

	By:	/s/ Kathryn L. Hale
Kathryn L. Hale
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)