Form 10-Q
period 2006-06-30
AMERIVEST PROPERTIES INC
filed 2006-08-08
CIK 927102

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2006 was 24,131,206.

Table of Contents

Part I Financial Information

Item 1.	Financial Statements:
Condensed Consolidated Statement of Net Assets in Liquidation as of June 30, 2006 (unaudited)
Condensed Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2005
Condensed Consolidated Statement of Changes in Net Assets in Liquidation for the period June 1, 2006 to June 30, 2006 (unaudited)
Condensed Consolidated Statements of Operations (Going Concern Basis) for the two months ended May 31, 2006 and for the three months ended June 30, 2005 (unaudited)
Condensed Consolidated Statements of Operations (Going Concern Basis) for five months ended May 31, 2006 and for the six months ended June 30, 2005 (unaudited)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Going Concern Basis) for the five months ended May 31, 2006 (unaudited)
Condensed Consolidated Statements of Cash Flows (Going Concern Basis) for the five months ended May 31, 2006 and six months ended June 30, 2005 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statement of Net Assets in Liquidation

June 30, 2006
(unaudited)
ASSETS
Real estate assets	$255,936,884

Cash and cash equivalents	2,110,527
Escrow deposits	3,530,952
Accounts receivable	255,887
Prepaid expenses and other assets	538,767
Total assets	$262,373,017
LIABILITIES
Secured mortgage loans and notes payable	$126,440,168
Accounts payable and accrued expenses	2,544,637
Accrued real estate taxes	2,395,972
Prepaid rents and security deposits	2,609,261
Estimated net liability for costs during the liquidation period	6,227,674
Total liabilities	140,217,712
Net assets in liquidation (available to common stockholders)	$122,155,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Balance Sheet

(Going Concern Basis)

December 31, 2005
ASSETS
Investment in real estate:
Land	$48,059,765
Buildings and improvements	166,431,824
Furniture, fixtures and equipment	1,304,879
Tenant improvements	14,245,047
Tenant leasing commissions	3,479,965
Intangible assets	13,371,477
Real estate assets – held-for-sale, net	46,930,658
Less: accumulated depreciation and amortization	(24,220,447)
Net investment in real estate	269,603,168
Cash and cash equivalents	988,420
Escrow deposits	4,920,968
Accounts receivable, net	1,310,627
Deferred rents receivable	4,511,512
Deferred financing costs, net	1,421,375
Prepaid expenses and other assets	923,928
Other assets – held-for-sale	229,792
Total assets	$283,909,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Secured mortgage loans and notes payable	$127,673,784
Unsecured line of credit	29,897,129
Secured mortgage loans – held-for-sale	28,232,661
Accounts payable and accrued expenses	6,917,224
Accrued real estate taxes	4,195,875
Prepaid rents, deferred revenue and security deposits	3,273,861
Dividends payable	302,208
Total liabilities	200,492,742

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 5,000,000 shares Issued and outstanding: none	—
Common stock, $0.001 par value Authorized: 75,000,000 shares Issued and outstanding: 24,121,306 shares	24,121
Capital in excess of par value	133,231,147
Distributions in excess of accumulated earnings	(49,838,220)
Total stockholders’ equity	83,417,048
Total liabilities and stockholders’ equity	$283,909,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statement of Changes in Net Assets in Liquidation

(unaudited)

For the period from June 1, 2006 to June 30, 2006

Stockholders’ equity at May 31, 2006 – going concern basis	$95,972,419

Liquidation basis adjustments:
Adjust assets and liabilities to fair value	32,616,423
Estimated net costs during liquidation	(6,009,798)
Net assets in liquidation on June 1, 2006	122,579,044
Change in estimated net assets in liquidation	(423,739)
Net assets in liquidation at June 30, 2006	$122,155,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Operations

(Going Concern Basis)

(unaudited)

	Two Months Ended May 31, 2006	Three Months Ended June 30, 2005
Real Estate Operating Revenue:
Rental revenues	$5,655,787	$8,621,527

Real Estate Operating Expenses:
Property operating expenses -
Operating expenses	1,746,269	2,408,557
Real estate taxes	618,892	1,282,604
General and administrative expenses	748,404	1,445,568
Interest expense	1,358,250	2,907,029
Depreciation and amortization expense	2,104,212	3,249,010
Strategic alternative and liquidation expenses	122,466	37,219
Total operating expense	6,698,493	11,329,987

Loss from continuing operations	(1,042,706)	(2,708,460)

Other Income:
Interest income and other	33,781	7,265
Total other income	33,781	7,265

Loss before discontinued operations	(1,008,925)	(2,701,195)

Net loss from discontinued operations	—	(389,630)

Net loss	$(1,008,925)	$(3,090,825)

Net Loss per Share – Basic and Diluted:
Net loss before discontinued operations	$(0.04)	$(0.11)
Discontinued operations, net	—	(0.02)
Net loss	$(0.04)	$(0.13)

Weighted Average Common Shares Outstanding:
Basic	24,128,206	24,046,982
Diluted	24,128,206	24,046,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Operations

(Going Concern Basis)

(unaudited)

	Five Months Ended May 31, 2006	Six Months Ended June 30, 2005
Real Estate Operating Revenue:
Rental revenues	$14,548,386	$17,343,599

Real Estate Operating Expenses:
Property operating expenses -
Operating expenses	4,254,952	4,594,392
Real estate taxes	1,812,772	2,553,060
General and administrative expenses	2,084,652	2,692,010
Interest expense	3,533,086	5,749,056
Depreciation and amortization expense	5,265,388	6,443,493
Strategic alternative and liquidation expenses	249,435	106,590
Total operating expense	17,200,285	22,138,601

Loss from continuing operations	(2,651,899)	(4,795,002)

Other Income:
Interest income and other	129,747	18,004
Total other income	129,747	18,004

Loss before discontinued operations	(2,522,152)	(4,776,998)

Net earnings/(loss) from discontinued operations	15,046,598	(897,847)

Net earnings/(loss)	$12,524,446	$(5,674,845)

Net Earnings/(Loss) per Share – Basic and Diluted:
Net earnings/(loss) before discontinued operations	$(0.10)	$(0.20)
Discontinued operations, net	0.62	(0.04)
Net earnings/(loss)	$0.52	$(0.24)

Weighted Average Common Shares Outstanding:
Basic	24,124,735	24,029,425
Diluted	24,128,907	24,029,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statement of Stockholders’ Equity

and Comprehensive Income

(Going Concern Basis)

Five Months Ended May 31, 2006

(unaudited)

	Common Stock		Additional Paid in	Distributions in Excess of Net
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2005	24,121,306	$24,121	$133,231,147	$(49,838,220)	$83,417,048

Net earnings	—	—	—	12,524,446	12,524,446
Equity-based compensation	6,900	7	30,918	—	30,925
Balance at May 31, 2006	24,128,206	$24,128	$133,262,065	$(37,313,774)	$95,972,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Cash Flows

(Going Concern Basis)

(unaudited)

	Five Months Ended May 31, 2006	Six Months Ended June 30, 2005
Cash Flows from Operating Activities:
Net earnings/(loss)	$12,524,446	$(5,674,845)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities-
Depreciation and amortization expense	5,314,189	9,597,064
Loss/(gain) on sale of real estate, net	(15,327,481)	21,804
Amortization of deferred financing costs	178,107	682,640
Write-off of unamortized deferred financing costs	301,463	215,993
Minority interest	—	(200,949)
Equity-based compensation	30,925	327,500
Changes in assets and liabilities-
Accounts receivable	657,998	(241,842)
Deferred rent receivable	(153,787)	(744,845)
Prepaid expenses and other assets	430,378	(251,549)
Accounts payable and accrued expenses	(2,150,251)	(1,108,829)
Other accrued liabilities	(1,886,216)	(1,009,133)
Net cash flows provided by/(used in) operating activities	(80,229)	1,613,009

Cash Flows from Investing Activities:
Capital expenditures	(203,614)	(1,235,915)
Tenant improvements	(1,354,519)	(2,648,841)
Leasing commissions	(877,590)	(844,681)
Proceeds from sales, net of closing costs	61,704,117	—
Cash paid to complete deed-in-lieu transaction	—	(114,600)
Legal settlement proceeds	—	450,000
Net cash flows provided by /(used in) investing activities	59,268,394	(4,394,037)

Cash Flows from Financing Activities:
Additions to mortgage loans and lines of credit	—	7,203,233
Payments of mortgage loans, lines of credit and notes payable	(58,073,709)	(1,000,000)
Regularly scheduled principal payments	(1,092,898)	(1,546,097)
Payment of deferred financing costs	(181,387)	(255,356)
Net proceeds from exercising of options and warrants	—	7,501
Net change in escrow deposits	1,748,315	1,057,726
Dividends paid	—	(3,075,074)
Net cash flows provided by/(used in) financing activities	(57,599,679)	2,391,933

Net change in cash and cash equivalents	1,588,486	(389,095)
Cash and cash equivalents, beginning of period	988,420	1,859,660
Cash and cash equivalents, end of period	$2,576,906	$1,470,565

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,815,831	$7,215,982

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Basis of real estate involved in deed-in-lieu transaction	$—	$5,160,022
Debt extinguishment as part of deed-in-lieu transaction	$—	$5,565,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

1 – Organization and Plan of Liquidation

AmeriVest Properties Inc. (the “Company”) is a real estate investment trust (“REIT”) incorporated under the laws of the State of Maryland.  The Company operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants.  At June 30, 2006, the Company owned 12 office properties located in metropolitan Denver, Dallas and Phoenix, all of which are classified as held-for-sale and included in net assets in liquidation.

On February 9, 2006 our Board of Directors approved a plan of liquidation (the “Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders on May 24, 2006.  As discussed in Note 11, the Company has entered into a definitive agreement (the “Agreement”) to sell its entire portfolio of office properties to Koll/PER LLC (“Koll/PER”), a limited liability company owned by The Koll Company of Newport Beach, California and the Public Employee Retirement System of Idaho (“PERSI”).   The gross purchase price is $273 million (less a reserve for capital expenditures of approximately $850,000), which includes an assumption of existing property level debt of approximately $126 million.   The transaction is expected to close on a property-by-property basis beginning in mid-August 2006 as loan approvals are received from AmeriVest’s mortgage lenders.  Koll/PER has completed its physical due diligence, however, the agreement is subject to customary closing conditions, including each lender’s approval of the buyer’s assumption of the debt.  There is no assurance that the transaction will close, or close on the terms described.

The Company intends to complete the sales under the terms of the agreement with Koll/PER and commence distributions to stockholders under the Plan as soon as reasonably practicable after closing of property sales.  Our net assets in liquidation aggregated approximately $122.2 million or $5.06 per share on June 30, 2006.  This amount represents assets at estimated net realizable values on an undiscounted basis.  The amount also includes an estimated net liability for future estimated general and administrative expenses and other costs during the liquidation.  As none of the property sales have actually closed, these estimates contain potential costs that could change as circumstances dictate.  There can be no assurance that these estimated values will be realized, nor if the reserve for future estimated general and administrative expenses is adequate.  This amount should not be taken as an indication of the timing or amount of future distributions to be made by the Company.  The timing and amount of the initial and interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company receives upon the sale of these assets and the extent to which reserves are required.

The Company currently believes that subsequent to the disposition of our commercial office buildings and initial liquidating distributions that any remaining assets and liabilities will be transferred to a liquidating trust.  The liquidating trust would continue to exist until all liabilities have been settled and proceeds from dispositions have been distributed to stockholders.

As a result of the approval of the Plan by our stockholders, we adopted the liquidation basis of accounting as of June 1, 2006 and for all subsequent periods.  For all periods prior to June 1, 2006, the Company’s financial statements are presented on the going concern basis of accounting.

2 – Summary of Significant Accounting Polices

Liquidation Basis of Accounting

As a result of the approval of the Plan by our stockholders, we adopted the liquidation basis of accounting as of June 1, 2006, and for all subsequent periods.  Accordingly, all assets have been adjusted to their estimated net realizable value.  Liabilities, including estimated costs associated with implementing the Plan, have been adjusted to their estimated settlement amounts.  The estimates of the Company’s assets and liabilities will be periodically reviewed and adjusted as appropriate.  The estimates for the valuation of real estate held-for-sale is based on the current agreement with Koll/PER, net of estimated selling costs and other potential costs relating to the liquidation.  Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.  Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets.  However, due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, revenues and expenses generated by operations may differ materially from amounts estimated.  These amounts are presented in the accompanying statement of net assets.  The net assets represent the estimated liquidation value of our assets available to our stockholders upon liquidation.  The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.  As such, it is not possible to predict the aggregate amount or timing of future distributions to stockholders and no assurance can be given that the eventual amount of distributions to be paid will equal or exceed the estimated net assets in liquidation included in the financial statements.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein were prepared from the records of the Company in accordance with U.S. generally accepted accounting principles through May 31, 2006, and under the liquidation basis of accounting effective June 1, 2006, and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations, stockholders’ equity and cash flows for the interim periods. Such financial statements, except for liquidation basis financial statements, generally conform to the presentation reflected in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.  Interim results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These financial statements and notes therein should be read together with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2005.  Certain prior period balances have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States and the liquidation basis of accounting requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of those revisions are reflected in the period they are determined necessary.

Investment in Real Estate

Prior to June 1, 2006, investment in real estate was carried at the lower of cost or fair value. Maintenance and repairs were expensed as incurred and improvements were capitalized. The cost of building and improvements were depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 20 to 40 years and the lesser of the lease term or useful life, ranging from one to 10 years for tenant improvements. The cost of assets sold or retired and the related accumulated depreciation and/or amortization were removed from the accounts and the resulting gain or loss was reflected in operations in the period in which such sale or retirement occurred.

Prior to June 1, 2006, operating properties were individually evaluated for impairment when conditions existed which may have indicated that it was probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property over the anticipated holding period was less than its historical net costs basis based on the probability of the potential property dispositions.  Upon determination that a permanent impairment

had occurred, rental properties were reduced to their fair value.   For properties to be disposed of, an impairment loss was recognized when the fair value of the property as determined through third-party valuations, reduced by the estimated cost to sell, was less than the carrying amount of the property measured at the time we had a commitment to sell the property that was not subject to any significant contingencies.  A property to be disposed of was reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property was held for disposition, depreciation expense was not recorded.  We did not record any impairment losses for the five months ended May 31, 2006 or the three and six months ended June 30, 2005.

As of June 1, 2006, the operating properties were adjusted to estimated fair value less estimated costs to sell and other potential costs relating to the liquidation, through the adjustment of assets and liabilities to fair value, to reflect the change to the liquidation basis of accounting.

Other Intangible Assets

Prior to June 1, 2006, intangible assets were amortized over the remaining life of the in-place leases that generally ranged from 24 to 57 months. In accordance with the adoption of the Plan, intangible assets were adjusted to their net realizable value.

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

Allowance for Doubtful Accounts

Prior to June 1, 2006, tenant receivables were carried net of the allowances for uncollectible current tenant receivables.  An allowance was maintained for estimated losses resulting from the inability of tenants to make required payments under the terms of the lease agreement.  Management exercised judgment in establishing the allowance and considered payment history, personal guarantees and credit status in developing the estimate.  We had established an allowance for uncollectible accounts of $387,000 at December 31, 2005.  As of June 1, 2006, we have adjusted tenant receivables and deferred rent receivable to their estimated net realizable value.

Deferred Leasing and Financing Costs

Prior to June 1, 2006, costs incurred for leasing and financing,  including  commissions paid to third parties for new leases or the renewal of leases and fees paid to third parties to obtain long-term financing, were capitalized as deferred assets. The deferred leasing costs were recorded at cost and amortized over the terms of the respective leases. The deferred financing costs were amortized over the term of the respective debt instrument on a straight-line basis, which approximated the effective yield. The deferred leasing and deferred finance costs were included as a component of total operating expenses and interest expense in the accompanying condensed consolidated statements of operations.  In accordance with the adoption of liquidation accounting, deferred leasing costs and deferred financing costs were written off.  Effective June 1, 2006, these costs will be expensed as incurred.

Revenue Recognition

Prior to June 1, 2006, the Company recorded rental revenue for the full term of each lease on a straight-line basis, which included the effects of rent steps and rent abatements. Accordingly, the Company recorded a receivable from tenants for rents that the Company expected to collect over the remaining lease term as deferred rents receivable.

In accordance with the adoption of the liquidation basis of accounting these deferred rents receivable balances were written off.  Effective June 1, 2006, the Company will no longer record straight-line rental revenue.  Rental revenue is recorded based on the terms of the lease agreement under the liquidation basis of accounting.

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

Discontinued Operations

Prior to June 1, 2006, in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations for properties sold during the period or classified as held-for-sale at the end of the current period were classified as discontinued operations.  The property specific components included as discontinued operations include rental revenues, operating expenses, real estate taxes, interest expense, depreciation and amortization expense, and any related impairment and gain/loss on disposition.

Share-Based Compensation

Prior to January 1, 2006, we accounted for our stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, as permitted by Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Applying the intrinsic value method of accounting for our stock options, we did not record share-based compensation in our net earnings because the exercise price of our options equaled the market price of the underlying stock on the date of the grant.  Accordingly, share-based compensation for our options was included as a proforma disclosure in the financial statement footnotes and continues to be provided as proforma disclosure in the financial statement footnotes for periods prior to January 1, 2006.

Effective January 1, 2003, the Company adopted a long-term incentive plan as a means to compensate certain employees and directors with equity-based compensation.  The plan provides for grants in the form of non-qualified and incentive stock options, stock appreciation rights, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units. There were no option grants under the long-term incentive plan during the six months ended June 30, 2006 or year ended December 31, 2005.  During 2005, 12,000 units of restricted stock were granted, all of which were vested as of June 30, 2006.  We recognized the value of the restricted stock as compensation expense based on the grant fair value of $4.00 per share over the one year vesting period.  During June 2006, an additional 12,000 restricted shares were granted, all of which are unvested at June 30, 2006.  Compensation expense based on the grant fair value of $4.35 will be recognized over the one year vesting period.  We assume that all restricted shares will ultimately vest.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified-prospective transition method.  Under this transition method, the Company recognized compensation expense for all unvested options as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  Compensation expense for any share-based payments granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Results for periods prior to January 1, 2006 have not been restated.  As a result of the adoption of SFAS 123R, we recognized approximately $1,700 of compensation expense during the six months ended June 30, 2006.   The estimated compensation on the unvested options is approximately $2,000 and will be recognized over a one year period.  The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended; therefore, we did not recognize a tax impact related to the adoption of SFAS 123R.

Had compensation cost for the Company’s stock option plan been determined based on the fair value recognition provisions of SFAS 123, the Company’s net loss and net loss per share for the three and six months ended June 30, 2005 would have been calculated as shown in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss – as reported	$(3,090,825)	$(5,674,845)
Plus: Recognized equity-based compensation	256,910	327,500
Less: Total equity-based compensation expense based on fair value	(260,951)	(332,439)
Net loss – pro forma	$(3,094,866)	$(5,679,784)

Loss per basic share – as reported	$(0.13)	$(0.24)
Loss per diluted share – as reported	$(0.13)	$(0.24)

Loss per basic share – pro forma	$(0.13)	$(0.24)
Loss per diluted share – pro forma	$(0.13)	$(0.24)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (excludes 2005 and 2006 since there were no option grants during either year):

	2004	2003
Dividend yield	7.0%	7.9%
Volatility	9.3%	27.0%
Discount rate	2.7%	2.9%
Expected life (years)	2.2	4.6

The status of outstanding options granted pursuant to the Company’s options plans, as of June 30, 2006, was as follows:

	Number of Options Outstanding	Number of Options Exercisable	Weighted- Average Exercise Price	Weighted- Average Fair Value	Range of Exercise Prices
December 31, 2005	98,000	86,000	$6.34		$4.75 - 7.10
Granted at fair value	—		—	—	—
Exercised	—
Forfeited	(17,000)		$6.72		$6.16 – 6.96
Expired	(12,000)		$4.75		$4.75
June 30, 2006	69,000	61,000	$6.52		$5.70 –7.10

The weighted-average contractual life of options outstanding at June 30, 2006 was approximately 2 years.

Income Taxes

We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, as we believe we qualify as a REIT and have made all required distributions of our taxable income.  It is our present intention to continue to adhere to these requirements and maintain our REIT status until the liquidation is complete.

3 – Real Estate Assets

As of June 1, 2006 the operating properties were adjusted to estimated fair value less estimated selling costs.  The following is a reconciliation of the estimated real estate assets as of June 30, 2006:

Purchase price per Agreement	$273,000,000
Less :
Capital improvement escrow	(850,000)
Estimated capital expenditures and leasing commissions	(3,438,770)
Estimated prepayment penalties if certain loans are not assumed	(4,700,000)
Estimated closing costs	(3,974,346)
Estimated additional costs relating to disposals	(4,100,000)
Real estate assets at June 30, 2006	$255,936,884

4 – Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan.  The estimated amounts can be significantly impacted due to, among other things, the costs of retaining individuals to oversee the liquidation, professional fees, insurance and other costs associated with discharging the known and contingent liabilities of the Company.  As a result, the Company has recorded an estimated liability for amounts expected to be incurred during the projected period required to complete the liquidation of the Company’s assets.  These estimates could change materially based on the timing of the anticipated sales, the performance of the underlying assets or modifications to the Agreement.  Periodically, as the facts and circumstances associated with the disposition of the Company’s assets change, the estimated costs during the liquidation period will be reviewed and adjusted as appropriate.

The components of the estimated net liability for costs during the liquidation period as of June 30, 2006 are as follows:

Operating expenses of liquidating trust through dissolution	$2,500,000
Severance costs	2,350,000
Professional fees	700,000
Additional estimated costs during liquidation period	1,750,000
Excess of projected revenues over costs	(1,072,326)
Estimated costs during the liquidation	$6,227,674

5 – Net Assets in Liquidation

The following is a reconciliation of total stockholders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of June 30, 2006:

Stockholders’ equity at May 31, 2006 – going concern basis	$95,972,419
Increase due to estimated net realizable value of properties	40,151,447
Decrease due to the write-off of intangible assets:
Tenant leasing commissions	(2,796,139)
Deferred rents receivable	(3,809,145)
Deferred financing costs	(1,123,191)
Increase due to the write-off of deferred revenue	193,451
Decrease due to the estimated net costs during liquidation	(6,009,798)
Adjustments to reflect the change to the liquidation basis of accounting	26,606,625
Estimated value of net assets in liquidation at June 1, 2006	122,579,044
Change in estimated net assets in liquidation	(423,739)
Estimated value of net assets in liquidation at June 30, 2006	$122,155,305

Based on the shares outstanding on June 30, 2006, the net assets in liquidation at June 30, 2006 would result in liquidation distributions per share of approximately $5.06.  These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the Plan. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

6 – Dispositions

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

7 – Discontinued Operations

Prior to June 1, 2006, in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of properties sold during the period or designated as held-for-sale and any related impairment and gain/loss on the disposition were included in discontinued operations for the five months ended May 31, 2006 and the three and six months ended June 30, 2005.

During the five months ended May 31, 2006, the Company completed the disposition of Financial Plaza and Keystone Office Park.  The Company wrote-off unamortized deferred financing costs in connection with the dispositions of $301,463 and incurred prepayment penalties of $203,540.   The Company recognized net gains of approximately $15.3 million.

During 2005, the Company completed the disposition of Panorama Falls, AmeriVest Plaza at Inverness and Chateau Plaza and completed a Deed-In-Lieu Agreement to return 13 non-core Texas State Buildings to the lender.  During the six months ended June 30, 2005, the Company wrote-off unamortized deferred financing costs of approximately $215,993, and recognized a loss of approximately $22,000 in connection with the Texas State Buildings dispositions, both of which are reflected in discontinued operations during the six months ended June 30, 2005.

The following is a summary of the operating results of these properties included in discontinued operations:

	Two Months Ended May 31, 2006	Three Months Ended June 30, 2005	Five Months Ended May 31, 2006	Six Months Ended June 30, 2005
Rental revenue	$—	$3,620,453	$540,283	$7,800,958

Property operating expenses -
Operating expenses	—	(1,106,941)	(133,276)	(2,351,751)
Real estate taxes	—	(557,683)	(59,275)	(1,152,055)
Interest expense	—	(1,006,557)	(123,612)	(2,063,093)
Deferred financing costs and prepayment penalties associated with the disposition of real estate	—	—	(505,003)	(215,993)
Depreciation and amortization expense	—	(1,451,769)	—	(3,095,058)
Total expense	—	(4,122,950)	(821,166)	(8,877,950)

Minority interest	—	112,867	—	200,949
Gain/(loss) on sale	—	—	15,327,481	(21,804)
Net earnings/(loss) from discontinued operations	$—	$(389,630)	$15,046,598	$(897,847)

8 – Mortgage Loans, Notes Payable, and Lines of Credit

The Company finances its properties with mortgage loans and other debt instruments, such as lines of credit.  The following is a summary of the Company’s outstanding mortgage loans, notes payable and lines of credit, classified by interest type (fixed or variable) and in order of maturity at June 30, 2006 and December 31, 2005:

				June 30, 2006		December 31, 2005
Lender	Mortgaged Property		Maturity Date(1)	Principal Balance	Interest Rate(2)	Principal Balance	Interest Rate(2)
Fixed Rate
GEMSA	Hampton Court		11/1/2007	$7,900,000	5.48%	$7,900,000	5.48%

Greenwich Capital Financial Products	Parkway Centre II Centerra Southwest Gas Building		10/1/2008	36,878,836	5.13%	37,306,859	5.13%

Metropolitan Life Insurance Company	Parkway Centre III		9/10/2009	14,637,577	4.47%	14,813,833	4.47%

Southern Farm Bureau Life Insurance Company	Scottsdale Norte		4/1/2011	6,474,445	7.90%	6,507,070	7.90%

J.P. Morgan Chase	Hackberry View – 1st		9/1/2012	11,212,258	6.57%	11,287,282	6.57%

J.P. Morgan Chase	Hackberry View – 2nd	(3)	9/1/2012	922,106	8.00%	937,796	8.00%

Teachers Insurance and Annuity Association of America	Sheridan Center Arrowhead Fountains Kellogg Building		1/1/2013	28,101,866	7.40%	28,360,682	7.40%

Allstate Life Insurance Company	Camelback – 1st		9/5/2014	15,476,633	5.82%	15,631,631	5.82%

Allstate Life Insurance Company	Camelback – 2nd		9/5/2014	4,836,447	5.82%	4,884,884	5.82%
Subtotal				126,440,168	5.98%	127,630,037	5.98%

Variable Rate
KeyBank National Association – $10 million Secured Credit Facility	Greenhill Park		12/28/06	—	—	—	—

KeyBank National Association – Unsecured Credit Facility	Unsecured		n/a	—	—	29,897,129	6.91%
Subtotal				—	—	29,897,129	6.91%

Other Notes Payable
Lease Capital Corporation	Phone system		n/a	—	—	43,747	11.11%
Subtotal, excluding held-for-sale properties				126,440,168	5.98%	157,570,913	6.16%

Sold Properties

Allstate Life Insurance Company	Financial Plaza		(4)	—	—	23,650,188	5.25%

Security Life of Denver Insurance Company	Keystone Office Park – 1st		(4)	—	—	4,119,506	8.00%

Security Life of Denver Insurance Company	Keystone Office Park – 2nd		(4)	—	—	462,967	8.63%

Subtotal, sold properties				—	—	28,232,661	5.71%

Total				$126,440,168	5.98%	$185,803,574	6.09%

(1)   The Agreement specifies that the buyer will assume all mortgages, subject to lender approval.

(2)   Interest only, does not include amortization of deferred financing costs or any fees.

(3)   The amount recorded reflects a net present value calculation based on a fair value rate of 8%.  The actual loan balance assumed was approximately $698,000 at an interest rate of 15%.

(4)   Property was sold in January 2006.

The following table details the scheduled maturities of debt outstanding at June 30, 2006 (based on debt outstanding without taking into consideration the disposition of properties and assumption of debt):

2006	$1,178,772
2007	10,412,770
2008	37,279,930
2009	15,158,612
2010	1,537,734
Thereafter	60,872,350
Total	$126,440,168

The change in debt during the six months ended June 30, 2006 consisted of the following:

2006
Balance at January 1	$185,803,574
Additions	—
Repayments, including repayments at disposition	(58,073,709)
Scheduled principal payments	(1,289,697)
Balance at June 30	$126,440,168

Secured Line of Credit

On January 23, 2006, the Company completed a loan agreement with its primary bank group which amended its unsecured revolving credit agreement and reinstated a revolving credit facility of up to $10 million to be used for working capital and other limited corporate purposes.  The revolver is secured by the Company’s Greenhill Park property and matures December 28, 2006.  The amendment also modified certain covenant requirements and collateral provisions and required the Company to extend the employment agreement with its Chief Executive Officer through the maturity of the loan. This facility has an interest rate of LIBOR plus 250 basis points.  There were no borrowings on this facility during the six months ended June 30, 2006.

Other

Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at and during the six months ended June 30, 2006.

9 – Per Share Information

For the five months ended May 31, 2006, the only adjustment necessary to the basic weighted average common shares outstanding to arrive at the diluted average common shares was the weighted-average effect of the 3,000 unvested restricted shares.  The outstanding options were excluded from the diluted weighted-average shares due to their anti-dilutive effect, as the option exercise price exceeds the stock fair value and would result in a reduction to the number of shares outstanding utilizing the treasury stock method.  There are no adjustments necessary for the two months ended May 31, 2006 or the three or six months ended June 30, 2005 as the Company recognized a net loss and the impact would be anti-dilutive.

10 – Other Comprehensive Income

In May 2003, the Company filed a bankruptcy claim of $478,700 against UAL Corporation, a former tenant, related to unpaid rent.  During March 2006, the Company received 2,084 shares of UAL common stock as payment for the claim.  The shares were accounted for utilizing the guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and were deemed as available-for-sale.  At the time of receipt, the value of the shares was approximately $73,924, which was included in “Other income”.  During May 2006, the shares were sold for $75,845, and $1,921 of additional other income was recognized.

11 – Subsequent Events

On July 18, 2006, the Company announced that it entered into an Agreement to sell its entire portfolio of office properties to Koll/PER, a limited liability company owned by The Koll Company of Newport Beach, California and the Public Employee Retirement System of Idaho.   The gross purchase price is $273 million (less a reserve for capital expenditures of approximately $850,000), which includes an assumption of existing property level debt of approximately $126 million.   The sale is being made pursuant to the Plan previously adopted by AmeriVest and approved by its stockholders on May 24, 2006.  The transaction is expected to close on a property by property basis beginning in mid-August 2006 as loan approvals are received from AmeriVest’s mortgage lenders.  Koll/PER has completed its physical due diligence, however, the Agreement is subject to customary closing conditions, including each lender’s approval of the buyer’s assumption of the debt.  There is no assurance that the transaction will close on the terms described or on any terms.

Koll/PER was required, upon execution of the Agreement, to deposit $4 million as earnest money, which is nonrefundable except in the case of (1) default by AmeriVest under the Agreement; (2) a casualty or condemnation event; (3) certain failures of loan assumption and (4) failure of AmeriVest to deliver the required estoppel certificates. The earnest money, which has been paid, will be applied as a credit against the purchase price for each office property on a pro rata basis based on the allocations set forth in the Agreement.

The Company intends to complete these sales under the terms of the Agreement with Koll/PER and commence distributions to stockholders under the Plan as soon as reasonably practicable after closing of property sales.  The Company’s net assets in liquidation aggregated $122.2 million or $5.06 per share on June 30, 2006.  This amount represents assets at estimated net realizable value on an undiscounted basis after reduction for liabilities at their estimated settlement amounts.  The amount also includes an estimate for future general and administrative expenses and other costs during the liquidation.  As none of the properties have actually closed, these estimates could change materially as circumstances dictate.  There can be no assurance that these estimated values will be realized, nor if the reserve for future estimated general and administrative expenses is adequate.  Such amount should not be taken as an indication of the timing or amount of future distributions to be made by the Company.

The timing and amount of the initial and interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company will receive upon the sale of these assets.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States as to the liquidation basis for the period June 1, 2006 to June 30, 2006 and on the going concern basis for all prior periods. The preparation of these financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

The following discussion and analysis of the condensed consolidated net assets in liquidation, changes in net assets in liquidation, financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Form 10-Q and elsewhere.

Forward-Looking Statements

Certain statements in this Form 10-Q that are not historical facts are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the Company’s current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which the Company operates.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Information concerning anticipated asset sales, expected investment balances, expected funding sources, planned investments, forecasted dates and revenue and expense growth assumptions are examples of forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond the Company’s control.  Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

The Company’s operating results depend primarily on income from its properties, which are substantially influenced by supply and demand for such properties, operating expense levels, property level operations and the pace and price at which the Company can develop or dispose of such properties.  Capital and credit market conditions, which affect the Company’s cost of capital, also influence operating results.  See “Item 1. Description of Business” in the Company’s Annual Report on Form 10-K for the period ending December 31, 2005 and Item 1A. of this report on Form 10-Q for the period ending June 30, 2006 for a more complete discussion of risk factors that could impact the Company’s future financial performance.

Organization, Business, and Plan of Liquidation

As used herein, “we”, “us”, “our” and “the Company” refer to AmeriVest Properties Inc., a Maryland corporation. We were incorporated in the State of Maryland in 1999. We are a REIT investing in, operating and leasing commercial office buildings primarily to small and medium size tenants. At June 30, 2006, we owned 12 properties, which included an aggregate of approximately 1,740,000 rentable square feet located in metropolitan Denver, Dallas and Phoenix. At June 30, 2005, we owned, in whole or in part, 17 properties, which included an aggregate of approximately 2,508,000 rentable square feet.

On February 9, 2006 our Board of Directors approved a Plan that was approved by our stockholders at the Annual Meeting of Stockholders on May 24, 2006.  The Company has entered into the Agreement to sell its entire portfolio of office properties to Koll/PER, a limited liability company owned by The Koll Company of Newport Beach, California and the Public Employee Retirement System of Idaho.   The gross purchase price is $273 million (less a reserve for capital expenditures of approximately $850,000), which includes an assumption of existing property level debt of approximately $126 million.   The transaction is expected to close on a property by property basis beginning in mid-August 2006 as loan approvals are received from AmeriVest’s mortgage lenders.  Koll/PER has completed its physical due diligence, however, the agreement is subject to customary closing conditions, including each lender’s approval of the buyer’s assumption of the debt.  There is no assurance that the transaction will close, or close on the terms described.

The Company intends to complete the sales under the terms of the Agreement with Koll/PER and commence distributions to stockholders under the Plan as soon as reasonably practicable after closing of property sales.  Our net assets in liquidation aggregated to approximately $122.2 million or $5.06 per share on June 30, 2006.  This amount represents assets at estimated net realizable value on an undiscounted basis.  The amount also includes an estimate for future general and administrative expenses and other costs during the liquidation.  As none of the properties have actually closed, these estimates contain reserves and allowances that could change as circumstances dictate.  There can be no assurance that these estimated values will be realized, nor if the reserve for future estimated general and administrative expenses is adequate.  Such amount should not be taken as an indication of the timing or amount of future distributions to be made by the Company.  The timing and amount of the initial and interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company will receive upon the sale of these assets and the extent to which reserves are required.

We have elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if we distribute at least 90% of our taxable income and comply with a number of organizational and operational requirements.  Although we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT.

Net Assets in Liquidation

The following is a reconciliation of total stockholders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of June 30, 2006:

Stockholders’ equity at May 31, 2006 – going concern basis	$95,972,419
Increase due to estimated net realizable value of properties	40,151,447
Decrease due to the write-off of intangible assets:
Tenant leasing commissions	(2,796,139)
Deferred rents receivable	(3,809,145)
Deferred financing costs	(1,123,191)
Increase due to the write-off of deferred revenue	193,451
Decrease due to the estimated net costs during liquidation	(6,009,798)
Adjustments to reflect the change to the liquidation basis of accounting	26,606,625
Estimated value of net assets in liquidation at June 1, 2006	122,579,044
Change in estimated net assets in liquidation	(423,739)
Estimated value of net assets in liquidation at June 30, 2006	$122,155,305

Factors Which May Influence Future Changes in Net Assets in Liquidation

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and space available from unscheduled lease terminations at the existing rental rates and the timing of the disposition of the properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Uses of Estimates

Management has estimated the net realizable value of the properties based on the current Agreement with Koll/PER.  These estimates include closing costs, prepayment penalties if our loans are not assumed by Koll/PER, and expenditures for leasing commissions, tenant improvements, and capital expenditures until we sell the properties. As none of the properties have actually closed, our estimates for potential disbursements could change as circumstances dictate.  Management has also estimated and reserved for estimated future general and administrative expenses and other costs to be incurred during the liquidation period.  There can be no assurance that the estimated net realizable values will be realized, nor that the reserve for future estimated general and administrative expense is adequate.

Changes in Net Assets in Liquidation

One month ended June 30, 2006

Net assets in liquidation decreased approximately $424,000 during the one month ended June 30, 2006.  This was primarily due to the excess of costs over revenues of $218,000 for the month, which included $361,000 of leasing commission expenses which were expensed as incurred since there would be no net realizable value associated with this expenditure under the liquidation basis of accounting.   Previously, under going concern accounting, leasing commissions were capitalized and depreciated over the term of the related lease.  In addition, the change in estimated net costs of liquidation was a $206,000 decrease for the month ended June 30, 2006 primarily due to $692,000 in capital expenditures and tenant improvements and $197,000 in mortgage principal payments, partially offset by a $534,000 reduction in accounts receivable and a $232,000 increase in accounts payable.

Going Concern Basis Analysis

Prior to the adoption of the liquidation basis of accounting on June 1, 2006, the Company’s financial position, results from operations and cash flows are presented on the going concern basis of accounting.  The going concern periods are the five months ended May 31, 2006 compared to the six months ended June 30, 2005 and the two months ended May 31, 2006 compared to the three months ended June 30, 2005.

Rental revenue for the two and five months ended May 31, 2006 compared to the three and six months ended June 30, 2005 was negatively impacted by a slight decline in occupancy and average rent per square foot during 2006.  The decline in occupancy was primarily due to the expiration of approximately 30,000 square feet at Camelback Lakes on March 31, 2006.  At May 31, 2006, the Company had approximately 16,800 square feet of leases that were signed and  scheduled to commence during the third and fourth quarters of 2006.  Property operating expenses on a monthly basis remained relatively consistent between all periods.  General and administrative expenses includes audit fees of $293,500 and $428,500 during the two and five months ended May 31, 2006, respectively, and severance costs of $191,875 for the five months ended May 31, 2006, which were partially offset by lower compensation costs due to a reduction in headcount as compared to the prior year. Interest expense decreased for the two and five months ended May 31, 2006 due to the Company utilizing disposition proceeds to reduce its debt obligations.  Strategic alternative and liquidation expenses of approximately $122,000 and $249,000 during the two and five months ended May 31, 2006, respectively, were primarily due to legal costs incurred in connection with the Company’s strategic alternative review and plan of liquidation.

Under the going concern basis of accounting, the results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations.  During January 2006, the Company sold the Keystone property in Indianapolis and the Financial Plaza property in Mesa, Arizona, both of which had previously been classified as held-for-sale under the provisions of SFAS 144 and recognized a gain on disposition of approximately $15.3 million.  Accordingly, we have classified the operating earnings and gain on disposition from these properties within discontinued operations for the five months ended May 31, 2006 and three and six months ended June 30, 2005.  In December 2005, the Company completed the disposition of AmeriVest Plaza at Inverness in Denver and the Chateau Plaza property in Dallas, both of which were previously classified as held-for-sale.  In addition, the Company sold its 20% equity interest in its joint venture (Panorama Falls) in a submarket of Denver in September 2005 and completed a Deed-in-Lieu Agreement to return its 13 non-core Texas State Buildings to the lender in March 2005.  The results of operations for these properties and the loss on disposition for the Texas State Buildings are also included as discontinued operations for the three and six months ended June 30, 2005.

As a result of the items discussed above, the net loss was approximately $1.0 million for the two months ended May 31, 2006 compared to a net loss of approximately $3.1 million for the three months ended June 30, 2005 and the net earnings was approximately $12.5 million for the five months ended May 31, 2006 compared to a loss of approximately $5.7 million the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, our total assets and net assets in liquidation were approximately $262.4 million and $122.2 million, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with the Plan. Management estimates that the net proceeds from the sale of assets pursuant to the Plan will be adequate to pay our obligations; however, we cannot provide any assurance that the agreement with Koll/PER will close on the terms previously described or on any terms.  As such, it is not possible to predict the aggregate amount or timing of future distributions to stockholders and no assurance can be given that the eventual amount of distributions to be paid will equal or exceed the estimated net assets in liquidation included in the financial statements.

Current Sources of Capital and Liquidity

We anticipate, but can not assure, that our cash flow from operations and sales of property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.

The Plan gives our Board of Directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined at the discretion of our Board of Directors.  The timing and amount of the initial and interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company will receive upon the sale of these assets and the extent to which reserves for current or future liabilities are required.

Other Liquidity Needs

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Effective March 9, 2005, we suspended regular quarterly distributions. Future liquidating distributions from proceeds received from the sales of assets will be determined at the discretion of our Board of Directors. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders. We anticipate that we will meet our REIT requirements for 2006.

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period.   As of June 30, 2006 we estimate that we will have $6.2 million of commitments and expenditures during the liquidation period comprised of the following: $2.5 million of estimated costs to operate the liquidating trust until dissolution,  $2.350 million for estimated severance costs, $700,000 for estimated professional fees, $1.750 million for estimated additional costs, offset by estimated excess revenue over operating costs of $1.1 million. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.  A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of real estate assets may affect our ability to fund these items.

Liquidating distributions will be determined by our Board of Directors in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant. Distributions in the liquidation should first reduce the basis of a U.S. stockholder’s shares of common stock, with any excess constituting a capital gain if such U.S. stockholder holds his shares of common stock as a capital asset. If the sum of all liquidating distributions is less than a U.S. stockholder’s basis in his shares of common stock, the difference will constitute a capital loss that is recognized at the time such U.S. stockholder receives his final liquidating distribution, which includes the transfer of assets to a liquidating trust.

The stated range of stockholder distributions disclosed in the Plan are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs could reduce net asset values actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) if we complete all loan assumptions as planned and incur no prepayment penalties or other costs, net liquidation proceeds could be higher; (iv) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; and (v) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated.

Future Sources of Capital

On January 23, 2006, the Company completed a loan agreement with its primary bank group that amended its unsecured revolving credit agreement and reinstated a revolving credit facility of up to $10 million to be used for working capital and other limited corporate purposes.  The revolver is secured by the Company’s Greenhill Park property and matures December 28, 2006.  The Company believes this credit facility and proceeds from the sale of properties under contract will be adequate to fund anticipated capital needs through the anticipated distribution dates.  There were no borrowings outstanding in this facility on June 30, 2006.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. Set forth below is a summary of the accounting policies management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 2 to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K.

Liquidation Basis of Accounting

As a result of the approval of the Plan by our stockholders, we adopted the liquidation basis of accounting as of June 1, 2006 and for all subsequent periods.  Accordingly, all assets have been adjusted to their estimated fair value on an undiscounted basis.  Liabilities, including estimated costs associated with implementing the Plan, have been adjusted to their estimated settlement amounts.  The estimate of the valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs.  Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.  Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets.  Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, results of operations may differ materially from amounts estimated.  These amounts are presented in the accompanying statement of net assets.  The net assets represent the estimated liquidation value of our assets available to our stockholders upon liquidation.  The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Investment in Real Estate

Prior to June 1, 2006, upon acquisition, the purchase price of a property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by SFAS No. 141 “Business Combinations.” (SFAS 141) The allocation to land was based on an estimate of its fair value based on all available information including appraisals. The allocation to other intangible assets represented the value associated with the in-place leases, including leasing commission, legal and other related costs. Also required by SFAS 141, is the creation of an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of acquisition. This asset or liability was amortized over the life of the related in-place leases as an adjustment to revenue.

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

Valuation of Real Estate Assets

Under going concern accounting, long-lived assets to be held and used are carried at cost, unless adjusted for impairment, and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted.  We also evaluate assets for potential impairment when we deem them to be held-for-sale.  Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Furthermore, decisions regarding when a property should be classified as held-for-sale under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires significant management judgment. There are many phases to the disposition process ranging from the initial market research to being under contract with non-refundable earnest money. Deciding when management is committed to selling an asset is therefore highly subjective.

                                              When determining if there is an indication of impairment, we estimate the asset’s rental revenues less operating expenses over the anticipated holding period on an undiscounted cash flow basis and compare this amount to its carrying value. Estimating the expected rental revenues less operating expenses and holding period requires significant management judgment. If it is determined that there is an indication of impairment for assets to be held and used, or if an asset is deemed to be held-for-sale, we then determine the fair value of the asset.

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

Revenue Recognition

Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease.  Prior to June 1, 2006, rental revenue was recorded for the full term of each lease on a straight-line basis.  Accordingly, the Company recorded a receivable from tenants for rents that it expected to collect over the remaining lease term as deferred rents receivable.  When the Company acquired a property, the term of the existing leases was considered to commence as of the acquisition date for the purposes of this calculation.  Upon the adoption of the liquidation basis of accounting, all deferred rental revenue was written off.

Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. With respect to a REIT that is liquidating within 24 months of adopting a plan of liquidation a dividend paid deduction is allowed to the extent the distribution is attributable to accumulated earnings and profits or, to the extent any distribution within such period does not exceed earnings and profits (computed without regard to capital losses) for the year of distribution. The Company intends to distribute it earnings and profit. Therefore, no provision for Federal income taxes is required. If the Company fails to distribute the required amount of income to our stockholders, or fails to meet other REIT requirements, we may fail to qualify as a REIT and substantial adverse tax consequences may result.

Uses of Capital, Contractual Commitments and Off-Balance Sheet Arrangements

The following table details the contractual obligations at June 30, 2006 (based on debt outstanding without taking into consideration the disposition of properties and assumption of debt):

For the years ended December 31,	Scheduled Debt Maturities	Interest Payments on Secured Mortgage Loans	Tenant Improvements, Capital Expenditures and Leasing Commissions	Total
2006	$1,178,772	$3,836,781	$3,439,000	$8,454,553
2007	10,412,770	8,058,070	—	18,470,840
2008	37,279,930	7,102,585	—	44,382,515
2009	15,158,612	5,662,981	—	20,821,593
2010	1,537,734	5,596,329	—	7,134,063
Thereafter	60,872,350	24,584,228	—	85,456,578
Total	$126,440,168	$54,840,974	$3,439,000	$184,720,142

Interest Rate Information

As of June 30, 2006, all of our outstanding mortgage debt are fixed rate loans with a weighted-average interest rate of 5.98%.

Debt Covenants

Certain of the Company’s debt instruments contain covenants common to that type of facility or borrowing, including financial covenants establishing minimum debt service coverage and maximum leverage ratios.  The Company was in compliance with all financial covenants pertaining to its debt instruments at and during the three and six months ended June 30, 2006.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Our future earnings, cash flows and fair values relevant to financial instruments depend upon prevalent market rates for those financial instruments.  Market risk is the risk of loss from adverse changes in market prices and interest rates.  We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, capital expenditures, dividends and other cash requirements.  At June 30, 2006, all of our outstanding debt obligations have fixed interest rates that limit the risk of fluctuating interest rates.   See “Item 7a.  Quantitative and Qualitative Disclosure about Market Risk” in our 2005 Annual Report on Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.

Item 4.           Controls and Procedures

The Company carried out an evaluation as of June 30, 2006, under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.  Subsequent to June 30, 2006, there have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.           Legal Proceedings

No changes.

Item 1A.   Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) are supplemented and revised by the following risks and uncertainties associated with the disposition of our assets pursuant to the Plan of Liquidation approved by our stockholders on May 24, 2006.

1) All references in Item 1a of the 2005 Form 10-K to our Plan of Liquidation being subject to stockholder approval, including but limited to the risk factor entitled “Our stockholders could vote against the Plan,” are deleted based on the stockholder approval obtained on May 24, 2006.  All references to an estimated liquidating distribution range of $4.20 to $4.80 per share are replaced by a range of $5.05 to $5.35 per share.

2) The following risk factor supplements the risk factors in the section entitled “Risks Related to Plan of Liquidation,” previously identified under Item 1a in our 2005 Form 10-K:

We may be unable to complete the sale of our properties under the Purchase and Sale Agreement.

The sales of our properties under the Purchase and Sale Agreement with Koll/PER, LLC are scheduled to occur on a property-by-property basis. Each closing is subject to the satisfaction of various conditions, including loan assumption by Koll/PER.  We cannot guarantee that these conditions will be satisfied with respect to all or any of the properties.  If we are unable to satisfy these conditions, Koll/PER will not be obligated to complete the transaction, and there can be no assurance that we will be able to find an alternate buyer on similar terms or any terms.

3) The following risk factor replaces in its entirety the third risk factor in the section entitled “Risks Related to Plan of Liquidation,” identified on page 21 under Item 1a in our 2005 Form 10-K:

Distributions under the Plan may be lower or higher than estimated and may be delayed.

The amount and timing of liquidating distributions payable to our stockholders will depend on a number of factors, including the timing of the property-by-property sales under the Purchase and Sale Agreement with Koll/PER, LLC and the amount of net proceeds from the sales of our properties, including loan assumption and prepayment fees, if any, legal fees and expenses, and estimates for the total costs and the timing of completing the liquidation and winding up of the Company.  Management has made assumptions regarding each of these factors in estimating the range of distributions, which they and our Board of Directors believe are reasonable. However, the assumptions may prove to be inaccurate and the ultimate amount of liquidating distributions to our stockholders may be reduced, increased, or delayed as a result.

4) The following risk factor replaces in its entirety the risk factor on the bottom of page 23 and the top of page 24 identified on page 21 under Item 1a in our 2005 Form 10-K:

Liquidation basis of accounting affects our reporting methodology, and may require us to adjust the net carrying value of our assets from time to time.

We have changed our basis of accounting from the going-concern basis to that of the liquidation basis of accounting.  In order for our financial statements to be in accordance with generally accepted accounting principles under the liquidation basis of accounting, all of our assets must be stated at their estimated net realizable value, and all of our liabilities (including those related to commitments under employment agreements) must be recorded at the estimated amounts at which the liabilities are expected to be settled.  We may also be required to make write downs of our assets in the future based on estimated net realizable value of our assets at that time. Such write downs could reduce our stock price.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – 30, 2006 (1)	22,040	$4.45	None	N/A

(1)                                  Under the AmeriVest 401(k) plan (“401(k) Plan”), withdrawing plan participants are entitled to cash equal to the value of their accounts, including the vested shares of AmeriVest stock in their accounts.  In February and March 2006, withdrawing participant requests for distributions from the 401(k) Plan exceeded the available cash in the 401(k) Plan.  Based on the advice of the Plan consultant, the 401(k) Plan sold the vested 18,240 shares of AmeriVest stock attributable to the withdrawing plan participants, at a price of $4.41 per share, to fulfill the cash requirements of the withdrawing plan participants seeking distributions in March 2006. Inadvertently, an additional 22,040 shares of AmeriVest stock were concurrently sold at the same average price, representing the remaining balance of the shares in the 401(k) Plan.

On April 4, 2006, the 401(k) Plan acquired 22,040 shares, at an average price per share of $4.45 to offset the inadvertent sale.  Commissions and any differences between the sale and repurchase price of the shares were paid with 401(k) Plan forfeitures, to the extent permitted under the 401(k) Plan.  Any excess costs were paid by the AmeriVest.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 24, 2006, stockholders elected the following individuals to serve on the Board of Directors of the Company:

Name	Shares Voted in Favor	Abstentions and Non-Votes
Robert W. Holman	19,124,016	4,560,885
John A. Labate	18,189,704	5,495,196
Jerry J. Tepper	18,114,215	5,570,685

Additionally, at the annual meeting the stockholders voted to approve the Plan of Liquidation, previously approved by the Company’s Board of Directors on February 9, 2006 with 15,095,934 shares voted in favor of the Plan; 292,943 shares voted against; and 2,139,728 shares recorded as abstentions.

Item 5.             Other Information

None.

Item 6.  Exhibits

2.1                                 Purchase and Sale Agreement, among AmeriVest Properties Inc., certain subsidiaries of AmeriVest Properties Inc. and Koll/PER, LLC, dated July 17, 2006.*

31.1                         Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1                         Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*Pursuant to Item 601(b) (2) of Regulation S-K, Schedule 3 and the exhibits to the Purchase and Sale Agreement have been omitted. They include, among other things, capital repairs expenses and legal descriptions and rent rolls for each of the Properties.  AmeriVest will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIVEST PROPERTIES INC.

August 8, 2006

	By:	/s/	Charles K. Knight
Charles K. Knight
Chief Executive Officer

	By:	/s/	Sheri D. Henry
Sheri D. Henry
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)