Form 10-Q
period 2006-09-30
AMERIVEST PROPERTIES INC
filed 2006-11-07
CIK 927102

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2006 was 24,114,316.

Table of Contents

Part I	Financial Information

Item 1.	Financial Statements:
Condensed Consolidated Statement of Net Assets in Liquidation as of September 30, 2006 (unaudited)
Condensed Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2005
Condensed Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended September 30, 2006 and the period June 1, 2006 to September 30, 2006 (unaudited)

Condensed Consolidated Statements of Operations (Going Concern Basis) for the five months ended May 31, 2006, the three months ended September 30, 2005, and the nine months ended September 30, 2005 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Going Concern Basis) for the five months ended May 31, 2006 (unaudited)
Condensed Consolidated Statements of Cash Flows (Going Concern Basis) for the five months ended May 31, 2006 and for the nine months ended September 30, 2005 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statement of Net Assets in Liquidation

September 30, 2006
(unaudited)
ASSETS
Real estate assets	$198,322,283
Cash and cash equivalents	48,604,609
Escrow deposits and restricted cash	4,098,449
Accounts receivable	141,139
Prepaid expenses and other assets	419,722
Total assets	$251,586,202
LIABILITIES
Secured mortgage loans and notes payable	$107,297,229
Accounts payable and accrued expenses	1,913,849
Earnest money from Koll/PER	2,000,000
Accrued real estate taxes	2,562,028
Prepaid rents and security deposits	1,790,773
Estimated net liability for costs during the liquidation period	5,648,777
Total liabilities	121,212,656
Net assets in liquidation (available to common stockholders)	$130,373,546

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

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Changes in Net Assets in Liquidation
(unaudited)

	For the Three Months Ended September 30, 2006	For the period from June 1, 2006 to September 30, 2006

Net assets in liquidation, beginning of period	$122,155,305	$122,579,044

Changes in net assets in liquidation:
Changes to net liability for costs during the liquidation period:
Excess of revenues over expenses	1,582,081	1,364,206
Change in estimated costs during the liquidation period	(1,003,184)	(1,003,184)
Change to net liability for costs during the liquidation period	578,897	361,022
Change in fair value of real estate investments	6,033,702	6,033,702
Change in assets and liabilities	1,605,642	1,399,778
Change in net assets in liquidation	8,218,241	7,794,502
Net assets in liquidation, end of period	$130,373,546	$130,373,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Operations
(Going Concern Basis)
(unaudited)

	Five Months Ended May 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Real Estate Operating Revenue:
Rental revenues	$14,548,386	$8,609,254	$25,952,853

Real Estate Operating Expenses:
Property operating expenses -
Operating expenses	4,254,952	2,307,499	6,901,892
Real estate taxes	1,812,772	974,461	3,527,521
General and administrative expenses	2,084,652	1,043,395	3,735,406
Interest expense	3,533,086	3,111,792	8,860,849
Depreciation and amortization expense	5,265,388	3,247,678	9,691,171
Strategic alternative and liquidation expenses	249,435	38,683	145,272
Total operating expense	17,200,285	10,723,508	32,862,111

Loss from continuing operations	(2,651,899)	(2,114,254)	(6,909,258)

Other Income:
Interest income and other	129,747	24,525	42,529
Total other income	129,747	24,525	42,529

Loss before discontinued operations	(2,522,152)	(2,089,729)	(6,866,729)

Net earnings/(loss) from discontinued operations	15,046,598	(3,340,714)	(4,238,559)

Net earnings/(loss)	$12,524,446	$(5,430,443)	$(11,105,288)

Net Earnings/(Loss) per Share – Basic and Diluted:
Net earnings/(loss) before discontinued operations	$(0.10)	$(0.09)	$(0.28)
Discontinued operations, net	0.62	(0.14)	(0.18)
Net earnings/(loss)	$0.52	$(0.23)	$(0.46)

Weighted Average Common Shares Outstanding:
Basic	24,124,735	24,074,937	24,044,762
Diluted	24,128,907	24,074,937	24,044,762

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

AMERIVEST PROPERTIES INC.

Condensed Consolidated Statements of Cash Flows
(Going Concern Basis)
(unaudited)

	Five Months Ended May 31, 2006	Nine Months Ended September 30, 2005
Cash Flows from Operating Activities:
Net earnings/(loss)	$12,524,446	$(11,105,288)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities-
Depreciation and amortization expense	5,314,189	14,378,955
Loss/(gain) on sale of real estate, net	(15,327,481)	20,803
Impairment of assets held-for-sale	—	2,720,826
Amortization of deferred financing costs	178,107	1,088,878
Write-off of unamortized deferred financing costs	301,463	215,993
Minority interest	—	(285,369)
Equity-based compensation	30,925	534,393
Changes in assets and liabilities-
Accounts receivable	657,998	248,096
Deferred rent receivable	(153,787)	(936,032)
Prepaid expenses and other assets	430,378	(351,286)
Accounts payable and accrued expenses	(2,150,251)	(1,259,777)
Other accrued liabilities	(1,886,216)	282,301
Net cash flows provided by/(used in) operating activities	(80,229)	5,552,493

Cash Flows from Investing Activities:
Capital expenditures	(203,614)	(2,027,079)
Tenant improvements	(1,354,519)	(4,044,453)
Leasing commissions	(877,590)	(2,057,079)
Proceeds from sales, net of closing costs	61,704,117	4,432,197
Cash paid to complete deed-in-lieu transaction	—	(114,600)
Legal settlement proceeds	—	450,000
Net cash flows provided by/(used in) investing activities	59,268,394	(3,361,014)

Cash Flows from Financing Activities:
Additions to mortgage loans and lines of credit	—	7,203,233
Payments of mortgage loans, lines of credit and notes payable	(58,073,709)	(1,000,000)
Regularly scheduled principal payments	(1,092,898)	(2,322,641)
Payment of deferred financing costs	(181,387)	(313,446)
Net proceeds from exercising of options and warrants	—	7,501
Net change in escrow deposits	1,748,315	(3,454,431)
Dividends paid	—	(3,075,074)
Net cash flows used in financing activities	(57,599,679)	(2,954,858)

Net change in cash and cash equivalents	1,588,486	(763,379)
Cash and cash equivalents, beginning of period	988,420	1,859,660
Cash and cash equivalents, end of period	$2,576,906	$1,096,281

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,815,831	$10,930,480

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Basis of real estate involved in deed-in-lieu transaction	$—	$5,160,022
Debt extinguishment as part of deed-in-lieu transaction	$—	$5,565,859
Note receivable related to disposition	$—	$364,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERIVEST PROPERTIES INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2006
(unaudited)

1 – Organization and Plan of Liquidation

AmeriVest Properties Inc. (the “Company”) is a real estate investment trust (“REIT”) incorporated under the laws of the State of Maryland.  The Company operates commercial office buildings in selective markets and leases the commercial office buildings to small and medium size tenants.  At September 30, 2006, the Company owned nine office properties located in metropolitan Denver, Dallas and Phoenix, all of which are classified as held-for-sale and included in net assets in liquidation.

On February 9, 2006, our Board of Directors approved a plan of liquidation (the “Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders on May 24, 2006.  On July 17, 2006, the Company entered into a definitive agreement (the “Agreement”) to sell its entire portfolio of office properties to Koll/PER LLC (“Koll/PER”), a limited liability company owned by The Koll Company of Newport Beach, California and the Public Employee Retirement System of Idaho (“PERSI”).   The gross purchase price is $273 million (less a reserve for capital expenditures of approximately $850,000), which includes an assumption of existing property level debt of approximately $126 million.   As of October 31, 2006, we had closed on the sales of six properties.  Closings on the remaining properties will be scheduled as loan assumption approvals are received from the Company’s mortgage lenders and other traditional closing activities are completed. There can be no assurance that the remainder of the sales will close, or close on the terms described.

Our net assets in liquidation aggregated approximately $130.4 million or $5.41 per share on September 30, 2006.  This amount represents assets at estimated net realizable values on an undiscounted basis.  The amount also includes an estimated net liability for future estimated general and administrative expenses and other costs incurred during the liquidation period and until such time that all obligations have been relieved and distributions made to the Company’s stockholders.  As not all of the property sales have closed, these estimates contain potential costs that could change as circumstances dictate.  There can be no assurance that these estimated values will be realized, nor if the reserve for future estimated general and administrative expenses is adequate.  On October 30, 2006, the Board of Directors declared an initial liquidating cash distribution of $3.50 per share.  The distribution will be paid November 16, 2006 to stockholders of record as of November 10, 2006.  The timing and amount of additional liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company receives upon the sale of these assets and the extent to which reserves are required.

The Company currently expects that subsequent to the disposition of our commercial office buildings and liquidating distributions that any remaining assets and liabilities will be transferred to a liquidating trust.  The liquidating trust would continue to exist until all liabilities have been settled and proceeds from dispositions have been distributed to stockholders.

As a result of the approval of the Plan by our stockholders, we adopted the liquidation basis of accounting as of June 1, 2006 and for all subsequent periods.  For all periods prior to June 1, 2006, the Company’s financial statements are presented on the going concern basis of accounting.

2 – Summary of Significant Accounting Policies

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein were prepared from the records of the Company in accordance with U.S. generally accepted accounting principles through May 31, 2006, and under the liquidation basis of accounting effective June 1, 2006, and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations, stockholders’ equity and cash flows for the interim periods. Such financial statements, except for liquidation basis financial statements, generally conform to the presentation reflected in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.  Interim results of operations and changes in net assets in liquidation are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These financial statements and notes therein should be read together with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2005.  Certain prior period balances have been reclassified to conform to current period presentation.

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

Prior to June 1, 2006, operating properties were individually evaluated for impairment when conditions existed which may have indicated that it was probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property over the anticipated holding period was less than its historical net costs basis based on the probability of the potential property dispositions.  Upon determination that a permanent impairment had occurred, rental properties were reduced to their fair value.   For properties to be disposed of, an impairment loss was recognized when the fair value of the property as determined through third-party valuations, reduced by the estimated cost to sell, was less than the carrying amount of the property measured at the time we had a commitment to sell the property that was not subject to any significant contingencies.  A property to be disposed of was reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property was held for disposition, depreciation expense was not recorded.  We did not record any impairment losses for the five months ended May 31, 2006.  For the three and nine months ended September 30, 2005 we recorded impairment losses of approximately $2.7 million as part of our incremental evaluation associated with the properties deemed as held-for-sale.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company maintains cash accounts at three financial institutions and cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. The Company periodically evaluates the credit worthiness of these financial institutions, and maintains cash accounts only in large high-quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. As of September 30, 2006 we had cash accounts in excess of federally insured amounts.  We believe this risk is not significant.

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

3 - Share-Based Compensation

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

Effective January 1, 2003, the Company adopted a long-term incentive plan as a means to compensate certain employees and directors with equity-based compensation.  The plan provides for grants in the form of non-qualified and incentive stock options, stock appreciation rights, bonus stock, stock units, performance shares, performance units, restricted stock and restricted stock units. There were no option grants under the long-term incentive plan during the nine months ended September 30, 2006 or year ended December 31, 2005.  During 2005, 12,000 units of restricted stock were granted, all of which were vested as of September 30, 2006.  We recognized the value of the restricted stock as compensation expense based on the grant fair value of $4.00 per share over the one year vesting period.  During June 2006, an additional 12,000 restricted shares were granted, of which 9,000 are unvested at September 30, 2006.  Compensation expense based on the grant fair value of $4.35 will be recognized over the one year vesting period.  We assume that all restricted shares will ultimately vest.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified-prospective transition method.  Under this transition method, the Company recognized compensation expense for all unvested options as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  Compensation expense for any share-based payments granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Results for periods prior to January 1, 2006 have not been restated.  As a result of the adoption of SFAS 123R, we recognized approximately $1,700 of compensation expense during the nine months ended September 30, 2006.   The estimated compensation on the unvested options is approximately $2,000 and will be recognized over a one year period.  The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended; therefore, we did not recognize a tax impact related to the adoption of SFAS 123R.

Had compensation cost for the Company’s stock option plan been determined based on the fair value recognition provisions of SFAS 123, the Company’s net loss and net loss per share for the three and nine months ended September 30, 2005 would have been calculated as shown in the following table:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss – as reported	$(5,430,443)	$(11,105,288)
Plus: Recognized equity-based compensation	206,893	534,393
Less: Total equity-based compensation expense based on fair value	(210,675)	(543,114)
Net loss – pro forma	$(5,434,225)	$(11,114,009)

Loss per basic share – as reported	$(0.23)	$(0.46)
Loss per diluted share – as reported	$(0.23)	$(0.46)

Loss per basic share – pro forma	$(0.23)	$(0.46)
Loss per diluted share – pro forma	$(0.23)	$(0.46)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (excludes 2005 and 2006 since there were no option grants during either year):

	2004	2003
Dividend yield	7.0%	7.9%
Volatility	9.3%	27.0%
Discount rate	2.7%	2.9%
Expected life (years)	2.2	4.6

The status of outstanding options granted pursuant to the Company’s option plans, as of September 30, 2006, was as follows:

	Number of Options Outstanding	Number of Options Exercisable	Weighted- Average Exercise Price	Weighted- Average Fair Value	Range of Exercise Prices
December 31, 2005	98,000	86,000	$6.34		$4.75 - 7.10
Granted at fair value	—		—	—	—
Exercised	—
Forfeited	(41,000)		$6.48		$6.16 – 6.96
Expired	(12,000)		$4.75		$4.75
September 30, 2006	45,000	37,000	$6.64		$5.70 -7.10

The weighted-average contractual life of options outstanding at September 30, 2006 was approximately 1 year.

4 – Real Estate Assets

As of June 1, 2006 the operating properties were adjusted to estimated fair value less estimated selling costs.  The following is a summary of the activity relating to the liquidation value of real estate assets from June 30, 2006 through September 30, 2006:

	June 30, 2006	Actual Activity	Revision of Estimates	September 30, 2006
Purchase price per Agreement	$273,000,000	$(65,300,000)	$—	$207,700,000
Less :
Capital improvement escrow	(850,000)	203,750	219,807	(426,443)
Estimated capital expenditures and leasing commissions	(3,438,770)	715,079	895,431	(1,828,260)
Estimated prepayment penalties if certain loans are not assumed	(4,700,000)	—	1,009,652	(3,690,348)
Estimated closing costs	(3,974,346)	732,868	808,812	(2,432,666)
Estimated additional costs relating to disposals	(4,100,000)	—	3,100,000	(1,000,000)
Real estate assets at end of period	$255,936,884	$(63,648,303)	$6,033,702	$198,322,283

The actual activity includes actual sales prices and related costs for the three properties that were sold in the three month period ending September 30, 2006.  The revision of estimates for capital improvement escrow, capital expenditures, prepayment penalties, and closing costs includes revisions of amounts for the three properties that were sold subsequent to September 30, 2006 and a reduction of estimated additional costs relating to future disposals.  The estimates for the remaining six properties to be sold include estimated capital expenditures, prepayment penalties and closing and additional costs and such estimates will be adjusted to actual as information is available and upon closing of those remaining properties.

5 – Estimated Costs During the Liquidation Period

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

The changes in the estimated net liability for costs during the liquidation period as of September 30, 2006 are as follows:

Estimated net liability for costs during the liquidation period at June 30, 2006	$6,227,674
Excess of revenue over expenses July through September	(1,582,081)
Change in estimated future costs (1)	1,003,184
Estimated net liability for costs during the liquidation period at September 30, 2006	$5,648,777

(1) Primarily due to the reduction of severance, professional fees, and additional estimated costs.

The components of the estimated net liability for costs during the liquidation period as of September 30, 2006 are as follows:

Operating expenses of liquidating trust through dissolution	$2,500,000
Severance costs	2,000,000
Additional estimated costs during liquidation period	1,300,000
Excess of projected revenues over costs	(151,223)
Estimated costs during the liquidation	$5,648,777

6 – Net Assets in Liquidation

Net assets in liquidation increased $8,218,241 during the three months ended September 30, 2006.  The primary reason for the increase was an increase of $6,033,702 in our real estate assets, due to a revision of the estimated selling costs and certain provisions which we believed could impact the net realizable value of our real estate assets.  Also, assets increased over liabilities $1,605,642 for the period primarily due to the excess of revenue over expenses.  In addition, the estimated net liability for costs during the liquidation period decreased $578,897 due to excess revenue over expenses of $1,582,081 for the three months ended September 30, 2006 offset by a change in the estimated net liability for costs during the liquidation period of $1,003,184 due to a reduction of severance, professional fees, and additional estimated costs.

Based on the shares outstanding on September 30, 2006, the net assets in liquidation at September 30, 2006 would result in liquidation distributions of approximately $5.41 per share.  These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the Plan. These projections could continue to change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.  As such, it is not possible to predict the aggregate amount or timing of distributions to stockholders subsequent to our announced distribution planned to occur on November 16, 2006 and that no assurance can be given that the eventual amount of distributions to be paid will equal or exceed the estimated net assets in liquidation included in the financial statements.

7 – Dispositions

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

Dispositions under the Agreement with Koll/PER:

On August 17, 2006, Greenhill Park, a 248,249 square-foot Class A office property, was sold for $29.8 million.  The Company received cash proceeds of  approximately $28.4 million, after closing costs and adjustments.

On September 21, 2006, Scottsdale Norte, a 79,689 square-foot Class A office property, was sold for $18.0 million.  The Company received cash proceeds of approximately $11.0 million, after payoff of the first mortgage, closing costs and adjustments.

On September 28, 2006, Hackberry View, a 114,598 square-foot office property, was sold for $17.5 million.  The Company received cash proceeds of approximately $5.5 million, after assignment of the first and second mortgages, closing costs and adjustments.

The net cash proceeds of approximately $44.9 million from these dispositions under the Agreement with Koll/PER have been accumulated with other proceeds and made available, subject to the expenses and other costs of the Company, for distribution to stockholders under the Plan.

8 – Discontinued Operations

Prior to June 1, 2006, in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of properties sold during the period or designated as held-for-sale and any related impairment and gain/loss on the disposition were included in discontinued operations for the five months ended May 31, 2006 and the three and nine months ended September 30, 2005.

During the five months ended May 31, 2006, the Company completed the disposition of Financial Plaza and Keystone Office Park.  The Company wrote-off unamortized deferred financing costs in connection with the dispositions of $301,463 and incurred prepayment penalties of $203,540.   The Company recognized net gains of approximately $15.3 million.

During 2005, the Company completed the disposition of Panorama Falls, AmeriVest Plaza at Inverness and Chateau Plaza and completed a Deed-In-Lieu Agreement to return 13 non-core Texas State Buildings to the lender.  During the nine months ended September 30, 2005, the Company wrote-off unamortized deferred financing costs of approximately $215,993, and recognized a loss of $20,803 in connection with the Texas State Buildings dispositions, both of which are reflected in discontinued operations during the nine months ended September 30, 2005.

The following is a summary of the operating results of these properties included in discontinued operations:

	Three Months Ended September 30, 2005	Five Months Ended May 31, 2006	Nine Months Ended September 30, 2005
Rental revenue	$3,385,491	$540,283	$11,186,449

Property operating expenses -
Operating expenses	(1,077,694)	(133,276)	(3,429,444)
Real estate taxes	(473,712)	(59,275)	(1,625,767)
Interest expense	(1,034,796)	(123,612)	(3,097,888)
Deferred financing costs and prepayment penalties associated with the disposition of real estate	—	(505,003)	(215,993)
Depreciation and amortization expense	(1,504,598)	—	(4,599,656)
Impairment of real estate	(2,720,826)	—	(2,720,826)
Total expense	(6,811,626)	(821,166)	(15,689,574)

Minority interest	84,420	—	285,369

Gain/(loss) on sale	1,001	15,327,481	(20,803)
Net earnings/(loss) from discontinued operations	$(3,340,714)	$15,046,598	$(4,238,559)

9 – Mortgage Loans, Notes Payable, and Lines of Credit

The Company finances its properties with mortgage loans and other debt instruments, such as lines of credit.  The following is a summary of the Company’s outstanding mortgage loans, notes payable and lines of credit, classified by interest type (fixed or variable) and in order of maturity at September 30, 2006 and December 31, 2005:

			September 30, 2006		December 31, 2005
Lender	Mortgaged Property	Maturity Date(1)	Principal Balance	Interest Rate(2)	Principal Balance	Interest Rate(2)
Fixed Rate
GEMSA	Hampton Court (7)	11/1/2007	$7,900,000	5.48%	$7,900,000	5.48%

Greenwich Capital Financial Products	Parkway Centre II Centerra Southwest Gas Building	10/1/2008	36,673,883	5.13%	37,306,859	5.13%

Metropolitan Life Insurance Company	Parkway Centre III (7)	9/10/2009	14,547,968	4.47%	14,813,833	4.47%

Morgan Stanley Mortgage Capital Inc. (3)	Sheridan Center Arrowhead Fountains Kellogg Building	1/1/2013	27,966,251	7.40%	28,360,682	7.40%

Allstate Life Insurance Company	Camelback – 1st(7)	9/5/2014	15,397,430	5.82%	15,631,631	5.82%

Allstate Life Insurance Company	Camelback – 2nd(7)	9/5/2014	4,811,697	5.82%	4,884,884	5.82%
Subtotal			107,297,229	5.79%	108,897,889	5.78%

Other Notes Payable
Lease Capital Corporation	Phone system	n/a	—	—	43,747	11.11%
Subtotal, excluding held-for-sale properties			107,297,229	5.79%	108,941,636	5.79%

Sold Properties

Allstate Life Insurance Company	Financial Plaza	(4)	—	—	23,650,188	5.25%

Security Life of Denver Insurance Company	Keystone Office Park – 1st	(4)	—	—	4,119,506	8.00%

Security Life of Denver Insurance Company	Keystone Office Park – 2nd	(4)	—	—	462,967	8.63%

KeyBank National Association – $10 million Secured Credit Facility	Greenhill Park	(5)	—	—	—	—

KeyBank National Association – Unsecured Credit Facility	Unsecured		—	—	29,897,129	6.91%

Southern Farm Bureau Life Insurance Company	Scottsdale Norte	(6)	—	—	6,507,070	7.90%

J.P. Morgan Chase	Hackberry View – 1st	(6)	—	—	11,287,282	6.57%

J.P. Morgan Chase	Hackberry View – 2nd	(6)	—	—	937,796	8.00%
Subtotal, sold properties			—	—	76,861,938	6.46%

Total			$107,297,229	5.79%	$185,803,574	6.09%

(1)          The Agreement specifies that the buyer will assume all mortgages, subject to lender approval.

(2)          Interest only, does not include amortization of deferred financing costs or any fees.

(3)          Morgan Stanley Mortgage Capital, Inc. purchased this loan from Teachers Insurance and Annuity Association of America on August 31, 2006.

(4)          Property was sold in January 2006.

(5)          Property was sold in August 2006.

(6)          Property was sold in September 2006.

(7)          Properties were sold in October 2006.  See subsequent event footnote 12.

The following table details the scheduled maturities of debt outstanding at September 30, 2006 (based on debt outstanding without taking into consideration the disposition of properties and assumption of debt):

2006	$521,964
2007	10,148,514
2008	36,996,073
2009	14,853,686
2010	1,210,165
Thereafter	43,566,827
Total	$107,297,229

The change in debt during the nine months ended September 30, 2006 consisted of the following:

2006
Balance at January 1	$185,803,574
Additions	—
Repayments, including repayments at disposition	(76,644,300)
Scheduled principal payments	(1,862,045)
Balance at September 30	$107,297,229

Secured Line of Credit

The Company extinguished its line of credit upon the sale of the Greenhill Park property on August 17, 2006.  There were no borrowings on this facility during the nine months ended September 30, 2006.

Other

Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at and during the nine months ended September 30, 2006.

10 – 401(k) Plan

The AmeriVest 401(k) Plan (“401(k) Plan”) was terminated on July 31, 2006. As a result of the 401(k) Plan’s final termination, all participants were fully vested in their account balances on the termination date, including an aggregate of 22,040 shares of the Company.

In connection with the termination of the 401(k) Plan, the Company purchased those 22,040 shares on August 16, 2006 at the closing share price on that day of $4.93 per share.  The shares were subsequently cancelled by the Company and are no longer considered issued or outstanding.

11 – Per Share Information

For the five months ended May 31, 2006, the only adjustment necessary to the basic weighted average common shares outstanding to arrive at the diluted average common shares was the weighted-average effect of the 3,000 unvested restricted shares.  The outstanding options were excluded from the diluted weighted-average shares due to their anti-dilutive effect, as the option exercise price exceeds the stock fair value and would result in a reduction to the number of shares outstanding utilizing the treasury stock method.  There are no adjustments necessary for the three or nine months ended September 30, 2005 as the Company recognized a net loss and the impact would be anti-dilutive.

During the three months ended September 30, 2006, 22,040 shares were surrendered as part of the termination of the 401(k) plan, and 5,150 shares were vested in the long-term incentive plan.  At September 30, 2006, there were 24,114,316 common shares outstanding.

12 – Subsequent Events

Subsequent to September 30, 2006, the Company has completed the following sales under the Agreement with Koll/PER:

On October 11, 2006, Parkway Centre III, a 152,396 square-foot office property, was sold for $25.6 million.  The Company received cash proceeds of approximately $10.0 million, after assignment of the first mortgage, closing costs and adjustments.

On October 20, 2006, Hampton Court, a 108,588 square-foot office property, was sold for $17.0 million.  The Company received cash proceeds of approximately $9.0 million, after assignment of the first mortgage, closing costs and adjustments.

On October 25, 2006, Camelback Lakes, a 203,794 square-foot office property, was sold for $50.4 million.  The Company received cash proceeds of approximately $28.0 million, after assignment of the first mortgage, closing costs and adjustments.

The net cash proceeds of approximately $47.0 million from these sales to Koll/PER have been accumulated with other proceeds and made available, subject to the expenses, liabilities and other costs of the Company, for distribution to stockholders under the plan of liquidation approved by its stockholders.

On October 30, 2006, the Board voted to terminate AmeriVest’s Deferred Compensation Plan for Directors and Executives, effective as of October 30, 2006. Shares equivalent to the deferred share unit balance in the plan, net of shares withheld for taxes, will be distributed to participants.

On October 30, 2006, the Board declared an initial liquidating cash distribution of $3.50 per share or approximately $84.4 million.  The distribution will be paid November 16, 2006 to stockholders of record as of November 10, 2006.

On November 3, 2006, the Board voted to terminate AmeriVest’s Dividend Reinvestment Plan, effective as of  November 3, 2006.  Whole shares will be issued directly to participants and fractional shares will be converted to cash.

Also on November 3, 2006, the Board of Directors replaced its existing compensation program for outside directors with the following program.  The Board implemented a per-meeting fee of $2,500 for all meetings commencing with the fourth quarter of 2006 until the company has been dissolved and a liquidating trust formed.  In addition, the Board approved a special performance-based aggregate fee of $10,000 for each independent director, payable $5,000 immediately, and $5,000 upon closing of all of the remaining six properties.  The Board also approved payment of an additional $15,000 retainer fee to each independent director upon formation of the liquidating trust, if any, in exchange for such director’s willingness to make themselves available to the liquidating trustee or trustees during the term of the liquidating trust.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States as to the liquidation basis for the period June 1, 2006 to September 30, 2006 and on the going concern basis for all prior periods. The preparation of these financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s operating results depend primarily on income from its properties, which are substantially influenced by supply and demand for such properties, operating expense levels, property level operations and the pace and price at which the Company can develop or dispose of such properties.  Capital and credit market conditions, which affect the Company’s cost of capital, also influence operating results.  See “Item 1. Description of Business” in the Company’s Annual Report on Form 10-K for the period ending December 31, 2005 and Item 1A. of the reports on Form 10-Q for the periods ending September 30, 2006 and June 30, 2006 for a more complete discussion of risk factors that could impact the Company’s future financial performance.

Organization, Business, and Plan of Liquidation

As used herein, “we”, “us”, “our” and “the Company” refer to AmeriVest Properties Inc., a Maryland corporation. We were incorporated in the State of Maryland in 1999. We are a REIT investing in, operating and leasing commercial office buildings primarily to small and medium size tenants. At September 30, 2006, we owned nine properties, which included an aggregate of approximately 1,297,000 rentable square feet located in metropolitan Denver, Dallas and Phoenix. Subsequent to September 30, 2006, we sold three properties with 464,778 square feet located in Dallas and Phoenix.  At September 30, 2005, we owned 16 properties, which included an aggregate of approximately 2,451,000 rentable square feet.

On February 9, 2006 our Board of Directors approved a plan of liquidation (the “Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders on May 24, 2006.  On July 17, 2006, the Company entered into a definitive agreement (the “Agreement”) to sell its entire portfolio of office properties to Koll/PER LLC (“Koll/PER”), a limited liability company owned by The Koll Company of Newport Beach, California and the Public Employee Retirement System of Idaho (“PERSI”).   The gross purchase price is $273 million (less a reserve for capital expenditures of approximately $850,000), which includes an assumption of existing property level debt of approximately $126 million.   Through October 31, 2006, we have closed on the sales of six properties.  Closings on the remaining properties will be scheduled as loan assumption approvals are received from the Company’s mortgage lenders and other traditional closing activities are completed. There can be no assurance that the remainder of the transaction will close, or close on the terms described.

Our net assets in liquidation aggregated approximately $130.4 million or $5.41 per share on September 30, 2006.  This amount represents assets at estimated net realizable values on an undiscounted basis.  The amount also includes an estimated net liability for future estimated general and administrative expenses and other costs during the liquidation.  As not all of the property sales have closed, these estimates contain potential costs that could change as circumstances dictate.  There can be no assurance that these estimated values will be realized, nor if the reserve for future estimated general and administrative expenses is adequate.  This amount should not be taken as an indication of the timing or amount of future distributions to be made by the Company.  On October 30, 2006 the Board of Directors declared an initial liquidating cash distribution of $3.50 per share.  The distribution will be paid November 16, 2006 to stockholders of record as of November 10, 2006.  Given the progress of asset sales to date, and to insure that a liquidating distribution is paid in 2006 to preserve the Company’s REIT status for the year, the Board of Directors has elected to make this initial distribution at this time.  The timing and amount of additional liquidating distributions (if any), and the final liquidating distribution will depend on the timing and amount of proceeds the Company receives upon the sale of these assets and the extent to which reserves are required.

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

Uses of Estimates

Management has estimated the net realizable value of the properties based on the current Agreement with Koll/PER.  These estimates include closing costs, prepayment penalties if our loans are not assumed by Koll/PER, and expenditures for leasing commissions, tenant improvements, and capital expenditures until we sell the properties. As not all of the properties have closed, our estimates for potential disbursements could continue to change as circumstances dictate.  Management has also estimated and reserved for estimated future general and administrative expenses and other costs to be incurred during the liquidation period.  There can be no assurance that the estimated net realizable values for our properties will be realized, nor that the reserve for future estimated general and administrative expense is adequate.

Changes in Net Assets in Liquidation

Three months ended September 30, 2006

Net assets in liquidation increased $8,218,241 during the three months ended September 30, 2006.  The primary reason for the increase was an increase of $6,033,702 in our real estate assets, due to a revision of the estimated selling costs and certain provisions which we believed could impact the net realizable value of our real estate assets.  Also, assets increased over liabilities $1,605,642 for the period primarily due to the excess of revenue over expenses.  In addition, the estimated net liability for costs during the liquidation period decreased $578,897 due to excess revenue over expenses of $1,582,081 for the three months ended September 30, 2006 offset by a change in the estimated net liability for costs during the liquidation period of $1,003,184 due to a reduction of certain previously estimated costs.

Four months ended September 30, 2006

Net assets in liquidation increased $7,794,502 during the four months ended September 30, 2006.  The primary reason for the increase was an increase of $6,033,702 in our real estate assets, due to a revision of the estimated selling costs and certain provisions which we believed could impact the net realizable value of our real estate assets.  Also, assets increased over liabilities $1,399,778 for the period primarily due to the excess of revenue over expenses.  In addition, the estimated net liability for costs during the liquidation period decreased $361,022 due to excess revenue over expenses of $1,364,206 for the three months ended September 30, 2006 offset by a change in the estimated net liability for costs during the liquidation period of $1,003,184 due to a reduction of certain previously estimated costs.

Liquidity and Capital Resources

At September 30, 2006, our total assets and net assets in liquidation were approximately $251.6 million and $130.4 million, respectively. Our ability to meet our obligations is contingent upon the disposition of our remaining assets in accordance with the Plan. Management estimates that the net proceeds from the sale of assets pursuant to the Plan will be adequate to pay our obligations; however, we cannot provide any assurance that the remaining properties under the agreement with Koll/PER will close on the terms previously described or on any terms.  As such, it is not possible to predict the aggregate amount or timing of future distributions subsequent to our announced November 16, 2006 initial liquidating distribution to stockholders and no assurance can be given that the eventual amount of distributions to be paid will equal or exceed the estimated net assets in liquidation included in the financial statements.

Current Sources of Capital and Liquidity

We anticipate, but can not assure, that our cash flow from operations and sales of property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.

The Plan gives our Board of Directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined at the discretion of our Board of Directors.  On October 30, 2006 the Board of Directors declared an initial liquidating cash distribution of $3.50 per share.  The distribution will be paid November 16, 2006 to stockholders of record as of November 10, 2006.  The timing and amount of any subsequent liquidating distributions and the final liquidating distribution will depend on the timing and amount of proceeds the Company will receive upon the sale of these assets and the extent to which reserves for current or future liabilities are required.

Other Liquidity Needs

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Effective March 9, 2005, we suspended regular quarterly distributions. On October 30, 2006 our Board of Directors declared a liquidating cash distribution of $3.50 per share.  Future liquidating distributions from proceeds received from the sales of assets will be determined at the discretion of our Board of Directors. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders. We anticipate that we will meet our REIT requirements for 2006.

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period.   As of September 30, 2006 we estimate that we will have $5.65 million of commitments and expenditures during the liquidation period comprised of the following: $2.5 million of estimated costs to operate the liquidating trust until dissolution, $2.0 million for estimated severance costs, $1.3 million for estimated additional costs, offset by estimated excess revenue over operating costs of $150,000. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.  A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of real estate assets may affect our ability to fund these items.

Liquidating distributions will be determined by our Board of Directors in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code of 1986, as amended, and other factors the Board of Directors may deem relevant. Distributions in the liquidation should first reduce the basis of a U.S. stockholder’s shares of common stock, with any excess constituting a capital gain if such U.S. stockholder holds his shares of common stock as a capital asset. If the sum of all liquidating distributions is less than a U.S. stockholder’s basis in his shares of common stock, the difference will constitute a capital loss that is recognized at the time such U.S. stockholder receives his final liquidating distribution, which includes the transfer of assets to a liquidating trust.

The stated range of stockholder distributions are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs which could reduce net asset values actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) if we complete all loan assumptions as planned and incur no prepayment penalties or other costs, net liquidation proceeds could be higher; (iv) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; and (v) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated.

Future Sources of Capital

The Company believes proceeds from the sale of the six properties under contract will be adequate to fund anticipated capital needs through the anticipated distribution dates.  As of October 31, 2006 we had approximately $96.0 million cash on hand, which includes $2.0 million of earnest money from Koll/PER, prior to the distribution to be paid on November 16, 2006 of approximately $84.4 million.

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

Liquidation Basis of Accounting

As a result of the approval of the Plan by our stockholders, we adopted the liquidation basis of accounting as of June 1, 2006 and for all subsequent periods.  Accordingly, all assets have been adjusted to their estimated fair value on an undiscounted basis.  Liabilities, including estimated costs associated with implementing the Plan, have been adjusted to their estimated settlement amounts.  The estimate of the valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs.  Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.  Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets.  Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, results of operations may differ materially from amounts estimated.  These amounts are presented in the accompanying statement of net assets in liquidation.  The net assets represent the estimated liquidation value of our assets available to our stockholders upon liquidation.  The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

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

Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Code.  With respect to a REIT that is liquidating within 24 months of adopting a plan of liquidation a dividend paid deduction is allowed to the extent the distribution is attributable to accumulated earnings and profits or, to the extent any distribution within such period does not exceed earnings and profits (computed without regard to capital losses) for the year of distribution.  The Company intends to distribute its earnings and profit.  Therefore, no provision for Federal income taxes is required.  If the Company fails to distribute the required amount of income to our stockholders, or fails to meet other REIT requirements, we may fail to qualify as a REIT and substantial adverse tax consequences may result.

Uses of Capital, Contractual Commitments and Off-Balance Sheet Arrangements

The following table details the contractual obligations at September 30, 2006 (based on debt outstanding without taking into consideration the disposition of properties and assumption of debt):

For the years ended December 31,	Scheduled Debt Maturities (1)	Interest Payments on Secured Mortgage Loans(1)	Tenant Improvements, Capital Expenditures and Leasing Commissions	Total
2006	$521,964	$1,573,142	$1,828,300	$3,923,406
2007	10,148,514	6,710,792	—	16,859,306
2008	36,996,073	5,770,238	—	42,766,311
2009	14,853,686	4,350,939	—	19,204,625
2010	1,210,165	4,303,994	—	5,514,159
Thereafter	43,566,827	23,151,159	—	66,717,986
Total	$107,297,229	$45,860,264	$1,828,300	$154,985,793

(1)          Includes payments for Parkway Centre III, Hampton Court, and Camelback Lakes which were sold subsequent to September 30, 2006.

Interest Rate Information

As of September 30, 2006, all of our outstanding mortgage debt are fixed rate loans with a weighted-average interest rate of 5.79%.

Debt Covenants

Certain of the Company’s debt instruments contain covenants common to that type of facility or borrowing, including financial covenants establishing minimum debt service coverage and maximum leverage ratios.  The Company was in compliance with all financial covenants pertaining to its debt instruments at and during the three and nine months ended September 30, 2006.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Our future earnings, cash flows and fair values relevant to financial instruments depend upon prevalent market rates for those financial instruments.  Market risk is the risk of loss from adverse changes in market prices and interest rates.  We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, capital expenditures, dividends and other cash requirements.  At September 30, 2006, all of our outstanding debt obligations have fixed interest rates that limit the risk of fluctuating interest rates.   See “Item 7a.  Quantitative and Qualitative Disclosure about Market Risk” in our 2005 Annual Report on Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.

Item 4.           Controls and Procedures

The Company carried out an evaluation as of September 30, 2006, under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.  Subsequent to September 30, 2006, there have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings

No changes.

Item 1A. Risk Factors

As of October 31, 2006 the Company had approximately $96.0 million of cash on hand.  The Company maintains cash accounts at three financial institutions and cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.  The Company periodically evaluates the credit worthiness of these financial institutions, and maintains cash accounts only in large, high-quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. As of September 30, 2006 we had cash accounts in excess of federally insured amounts.  We believe this risk is not significant.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
August 16, 2006 (1)	22,040	$4.93	None	N/A

(1) Due to the July 31, 2006 termination of the 401(k) Plan, on August 16, 2006, the Company purchased the 22,040 shares of the Company’s common stock that were held in the 401(k) Plan at the closing price on that day of $4.93 per share.  These shares were subsequently cancelled and are no longer considered issued or outstanding.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Since November 21, 2004, when the Board approved the engagement of a national investment banking firm to explore strategic alternatives, the Board and the five committees of the Board have met a total of 73 times, including 34 full Board meetings.  Since the Company’s shareholders approved the Company’s Plan of Liquidation on May 24, 2006, at which time each of the Company’s three current directors became a member of each standing Board committee, the Board and committees have met a total of 14 times, including 9 full Board meetings.  In addition, during that period, each director has spent considerable time with management reviewing various issues related to the liquidation and winding up of the Company.  In prior years, barring extraordinary events, the Board generally met once a quarter and the committees generally met no more frequently than quarterly.

Based on the time expended to date and the anticipated time commitment anticipated through the completion of the liquidation, together with the fact that the Board’s compensation plan had not been adjusted since January 2005, on November 3, 2006, the Board of Directors replaced its existing compensation program for outside directors with the following program.  The Board implemented a per-meeting fee of $2,500 for all meetings commencing with the fourth quarter of 2006 until the Company has been dissolved and a liquidating trust formed.  In addition, the Board approved a special performance-based aggregate fee of $10,000 for each independent director, payable $5,000 immediately, and $5,000 upon closing of all of the remaining six properties.  The Board also approved payment of an additional $15,000 retainer fee to each independent director upon formation of the liquidating trust, if any, in exchange for such director’s willingness to make themselves available to the liquidating trustee or trustees during the term of the liquidating trust.  There can be no assurance that the sales of the remaining properties will close under AmeriVest’s purchase and sale agreement with Koll/PER, LLC, or on any terms, that a second liquidating distribution will be made or that AmeriVest will transfer its assets to a liquidating trust.

Item 6.  Exhibits

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

November 7, 2006
	By:	/s/ Charles K. Knight
Charles K. Knight
Chief Executive Officer

	By:	/s/ Sheri D. Henry
Sheri D. Henry
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)